Form 10-Q
period 2011-06-30
Kior Inc
filed 2011-08-15
CIK 1418862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-35213

KiOR, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0652233
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

13001 Bay Park Road
Pasadena, Texas	77507
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(281) 694-8700
Former name, former address and former fiscal year, if changed since last report: Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s classes of common stock, as of the close of business on August 10, 2011, is set forth below:

Class	Amount Outstanding
Class A Common Stock, par value $0.0001 per share	40,099,369
Class B Common Stock, par value $0.0001 per share	61,848,696

KiOR, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements. All statements other than statements of historical fact contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs.
In particular, forward-looking statements in this Quarterly Report include statements about:
•	the size of the potential markets for our gasoline and diesel blendstocks;

•	the expected production costs and cost-competitiveness of our gasoline and diesel blendstocks;

•	the anticipated performance attributes of our renewable crude oil and gasoline and diesel blendstocks;

•	the accuracy of our estimates regarding expenses, construction costs, future revenue and capital requirements;

•	the timing of the construction and commencement of operations at our planned commercial production facilities;

•	achievement of advances in our technology platform and process design, including improvements to our yield;

•	our ability to produce renewable crude oil and blendstocks at commercial scale;

•	our ability economically to obtain feedstock;

•	our ability to locate production facilities near low-cost, abundant and sustainable feedstock;

•	the future price and volatility of petroleum-based products and of our current and future feedstocks;

•
government regulatory certification, including certification of our gasoline and diesel blendstocks as cellulosic biofuels and registration of our blendstocks with the U.S. Environmental Protection Agency as fuels, and industry acceptance of our gasoline and diesel blendstocks, as well as certification, registration and acceptance of our blendstocks for use in jet fuel;

•	government policymaking and incentives relating to renewable fuels;

•	our ability to obtain and retain potential customers for our gasoline and diesel blendstocks;

•	our ability to hire and retain skilled employees;

•	our ability to obtain and maintain intellectual property protection for our products and processes; and

•	the ability of our competitors, many of whom have greater resources than we do, to offer alternatives to our gasoline and diesel blendstocks.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” Item 1A of Part II of this Quarterly Report. Moreover, we operate in a competitive and rapidly changing environment in which new risks emerge from time to time. It is not possible for our management to predict all risks. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee that the events and circumstances reflected in the forward-looking statements will occur or be achieved. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report, except to the extent required by law.

KIOR, Inc.
(A development stage enterprise)
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$207,577	$51,350
Restricted cash	100	100
Prepaid expenses and other current assets	970	85

Total current assets	208,647	51,535
Property, plant and equipment, net	80,072	34,880
Intangible assets, net	2,330	2,426
Other assets	300	—

Total assets	$291,349	$88,841

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt, net of discount	$1,629	$4,480
Accounts payable	13,472	3,207
Accrued liabilities	2,376	671
Convertible preferred stock warrants liability	—	3,185

Total current liabilities	17,477	11,543
Long-term debt, less current portion, net of discount	29,707	5,037

Total liabilities	47,184	16,580

Commitments and contingencies (Note 8)
Convertible preferred stock:
Series A convertible preferred stock, $0.0001 par value, 0 and 24,000,000 shares authorized at June 30, 2011 and December 31, 2010, respectively; 0 and 24,000,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	4,360
Series A-1 convertible preferred stock, $0.0001 par value, 0 and 25,600,000 shares authorized at June 30, 2011 and December 31, 2010, respectively; 0 and 20,571,576 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	10,024
Series B convertible preferred stock, $0.0001 par value, 0 and 25,000,000 shares authorized at June 30, 2011 and December 31, 2010, respectively; 0 and 24,479,802 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	120,000

Stockholders’ equity (deficit):
Preferred stock — $0.0001 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 and 112,100,000 shares authorized at June 30, 2011 and December 31, 2010, respectively; 39,299,369 and 60,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	4	—
Class B common stock (formerly common stock) $0.0001 par value; 70,800,000 and 72,000,000 shares authorized at June 30, 2011 and December 31, 2010, respectively; 61,848,696 and 15,820,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	6	2
Additional paid-in capital	344,822	4,199
Deficit accumulated during the development stage	(100,667)	(66,324)

Total stockholders’ equity (deficit)	244,165	(62,123)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$291,349	$88,841

See accompanying notes to condensed consolidated financial statements

KIOR, Inc.
(A development stage enterprise)
Condensed Consolidated Statement of Operations
(Amounts in thousands, except per share data)
(Unaudited)

					Period from
					July 23,
					2007 (Date
					of
					Inception)
	Three Months Ended		Six Months Ended		through
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011

Operating expenses:
Research and development expenses	$(7,723)	$(4,240)	$(14,994)	$(8,621)	$(50,836)
General and administrative expenses	(7,161)	(2,122)	(11,350)	(3,348)	(24,564)
Depreciation and amortization expenses	(563)	(406)	(1,085)	(685)	(3,623)

Loss from operations	(15,447)	(6,768)	(27,429)	(12,654)	(79,023)
Other income (expense), net:
Interest income	—	2	—	2	170
Beneficial conversion feature expense related to convertible promissory note	—	(10,000)	—	(10,000)	(10,000)
Interest expense, net of amounts capitalized	—	(356)	—	(722)	(2,054)
Foreign currency gain (loss)	—	16	—	24	(435)
Loss from change in fair value of warrant liability	(5,504)	(2,290)	(6,914)	(2,290)	(9,278)

Other expense, net	(5,504)	(12,628)	(6,914)	(12,986)	(21,597)

Loss before income taxes	(20,951)	(19,396)	(34,343)	(25,640)	(100,620)

Income tax expenses — current	—	—	—	—	(47)

Net loss	$(20,951)	$(19,396)	$(34,343)	$(25,640)	$(100,667)
Deemed dividend related to the beneficial conversion feature of Series C convertible preferred stock	(19,669)	—	(19,669)	—	(19,669)

Net loss attributable to stockholders	$(40,620)	$(19,396)	$(54,012)	$(25,640)	$(120,336)

Net loss per share of Class A and B common stock, basic and diluted	$(.43)	$(.27)	$(.60)	$(.39)

Weighted-average Class A and B common shares outstanding, basic and diluted	19,208	15,580	17,820	15,180

See accompanying notes to condensed consolidated financial statements

KIOR, Inc.
(A development stage enterprise)
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Amounts in thousands)
(Unaudited)

					Class B
					Common Stock,			Deficit	Total
	Convertible		Class A		formerly Common		Addt’l	Accum	Stockholders’
	Preferred Stock		Common Stock		Stock		Paid-in-	During the	Equity
	Shrs	$	Shrs	$	Shrs	$	Capital	Dev. Stage	(Deficit)
Balance at December 31, 2010	69,052	$134,384	60	$—	15,820	$2	$4,199	$(66,324)	$(62,123)

Issuance of Class A Common Stock — Public Offering	—	—	10,000	1	—	—	137,522	—	137,523
Common Stock Issued — Restricted	—	—	44	—	—	—	—	—	—
Stock Based Compensation — Options	—	—	—	—	—	—	2,454	—	2,454
Stock Based Compensation — Restricted	—	—	—	—	—	—	746	—	746
Stock Options/Warrants Exercised	—	—	132	—	1,457	—	125	—	125
Issuance of Series C Convertible Preferred Stock	11,220	55,000	—	—	—	—	—	—	—
Conversion of Series A Convertible Preferred Stock	(24,000)	(4,360)	—	—	24,000	2	4,358	—	4,360
Conversion of Series A-1 Convertible Preferred Stock	(20,572)	(10,024)	—	—	20,572	2	10,022	—	10,024
Conversion of Series B Convertible Preferred Stock	(24,480)	(120,000)	24,480	2	—	—	119,998	—	120,000
Conversion of Series C Convertible Preferred Stock	(11,220)	(55,000)	4,583	1	—	—	54,999	—	55,000
Conversion of Convertible Preferred Stock Warrants Liability	—	—	—	—	—	—	10,399	—	10,399
Beneficial Conversion Feature on Issuance of Series C Convertible Preferred Stock and Stock Warrants	—	—	—	—	—	—	19,669	—	19,669
Deemed Dividend Related to the Beneficial Conversion Feature on Series C Convertible Preferred Stock and Stock Warrants	—	—	—	—	—	—	(19,669)	—	(19,669)
Net loss	—	—	—	—	—	—	—	(34,343)	(34,343)

Balance at June 30, 2011	—	$—	39,299	$4	61,849	$6	$344,822	$(100,667)	$244,165

See accompanying notes to condensed consolidated financial statements

KIOR, Inc.
(A development stage enterprise)
Condensed Consolidated Statement of Cash Flows
(Amounts in thousands)
(Unaudited)

			Period from July
			23, 2007 (Date of
			Inception)
	Six Months Ended June 30,		through June 30,
	2011	2010	2011

Cash flows from operating activities
Net loss	$(34,343)	$(25,640)	$(100,667)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,085	685	3,622
Stock-based compensation	3,200	156	4,461
Non cash compensation from warrants issued on common stock	—	—	298
Beneficial conversion feature expense related to convertible promissory note	—	10,000	10,000
Derivative fair value adjustments	6,914	2,290	9,279
Accrued Interest	—	—	534
Amortization of debt discount and fees	—	119	300
Changes in other operating assets and liabilities
Prepaid expenses and other current assets	(1,185)	33	(1,089)
Accounts payable	(453)	(781)	425
Accrued liabilities	205	147	805

Net cash used in operating activities	(24,577)	(12,991)	(72,032)

Cash flows from investing activities
Purchases of property, plant and equipment	(50,738)	(8,021)	(85,253)
Purchases of intangible assets	—	—	(427)
Restricted cash	—	—	(100)

Net cash used in investing activities	(50,738)	(8,021)	(85,780)

Cash flows from financing activities
Proceeds from issuance of convertible promissory note to stockholder	—	—	15,000
Proceeds from equipment loans	—	1,000	6,000
Payments on equipment loans	(308)	(789)	(2,886)
Proceeds from business loans	—	7,000	7,000
Payments on business loans	(189)	—	(1,108)
Proceeds from stock option/warrant exercises	125	21	168
Proceeds from issuance of Series A convertible preferred stock	—	—	4,360
Proceeds from issuance of Series A-1 convertible preferred stock	—	—	10,024
Proceeds from issuance of Series B convertible preferred stock	—	50,000	95,000
Proceeds from issuance of Series C convertible preferred stock	55,000	—	55,000
Proceeds from issuance of common stock in initial public offering, net of expenses	137,523	—	137,523
Borrowings under the Mississippi Development Authority loan	39,391	—	39,391

Net cash provided by financing activities	231,542	57,232	365,472

Effect of exchange rate on cash and cash equivalents	—	(57)	(83)
Net increase in cash and cash equivalents	156,227	36,163	207,577
Cash and cash equivalents
Beginning of period	51,350	5,176	—

End of period	$207,577	$41,339	$207,577

See accompanying notes to condensed consolidated financial statements

KIOR, Inc.
(A development stage enterprise)
Condensed Consolidated Statement of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Supplemental disclosure of noncash investing and financing activities:
Accrued purchase of property, plant and equipment	$12,225	$1,010
Convertible preferred stock warrants issued in connection with loan amendments	$300	$665
Conversion of convertible promissory note to stockholder into Series B convertible preferred stock	$—	$15,000
Conversion of Series A, A-1, B, and C convertible preferred stock into Class A and Class B common stock	$134,384	$—
Conversion of convertible preferred stock warrants into Class A and Class B common stock warrants	$10,399	$—
See accompanying notes to condensed consolidated financial statements

KIOR, Inc.
(A development stage enterprise)
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. General
Organization
KiOR, Inc., a Delaware corporation (the “Company”), is a next-generation renewable fuels company based in Houston, Texas. The Company was incorporated and commenced operations in July 2007 as a joint venture between Khosla Ventures, an investment partnership, and BIOeCON B.V.
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, KiOR B.V. (in liquidation) and KiOR Columbus LLC. KiOR B.V., a Netherlands company, was formed on March 4, 2008 and commenced the process of liquidation in March 2010. As of December 31, 2010, all of the operations of KiOR B.V. were combined into the operations of KiOR, Inc. KiOR Columbus, LLC, a wholly owned subsidiary of the Company (“KiOR Columbus”), was formed on October 6, 2010.
Nature of Business
The Company has developed a proprietary technology platform to convert abundant and sustainable non-food biomass into hydrocarbon-based crude oil. The Company processes its renewable crude oil using standard refinery equipment into gasoline and diesel blendstocks that can be transported using the existing fuels distribution system for use in vehicles on the road today.
Since inception, the Company has performed extensive research and development efforts to develop, enhance, refine and commercialize its biomass-to-fuel technology platform. The Company is now entering its commercialization phase and, in the first quarter of 2011, commenced construction of its first initial-scale commercial production facility in Columbus, Mississippi.
Development Stage Enterprise
The Company is a development stage enterprise, and has incurred losses since inception. Until recently, the Company has focused its efforts on the research and development of its biomass-to-renewable fuel technology platform, and it has yet to generate revenue from its process. As a result, it has generated operating losses of $79.0 million and accumulated deficit of $100.7 million since inception. The Company expects to continue to incur operating losses through at least 2013 as it continues into the commercialization stage of its business. The Company’s ultimate success is dependent upon the successful transition of the Company from primarily a research and development company to an operating company. There can be no assurance that the Company’s proprietary technologies will be successful on a commercial scale, that it will be successful in funding its long-term expansion plans or that it will be able to generate sufficient revenue in the future to sustain operations.
The Company closed its initial public offering of 10,000,000 shares of Class A common stock at a price to the public of $15.00 per share on June 29, 2011. Upon the closing of the sale of shares of the Company’s Class A common stock to the public, all outstanding shares of the Series A and Series A-1 convertible preferred stock converted into 44.6 million shares of common stock on a 1-to-1 basis (which was redesignated “Class B common stock” upon the completion of the Company’s initial public offering), (2) all outstanding shares of Series B convertible preferred stock were converted automatically into 24.5 million shares of Class A common stock on a 1-to-1 basis, and all outstanding shares of Series C convertible preferred stock were converted automatically into 4.6 million shares of Class A common stock using a conversion price of 80% of the issuance price to the public in the initial public offering (the IPO price).

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. In the opinion of the Company, these financial statements contain all adjustments necessary to present fairly its financial position as of June 30, 2011 and December 31, 2010 and the results of its operations and changes in its cash flows for the six months ended June 30, 2011 and 2010. All such adjustments represent normal recurring items, except as noted herein. These condensed consolidated financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2010 and the notes thereto included in the Company’s prospectus filed with the SEC on June 24, 2011.
Use of Estimates
The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Accordingly, the three and six months ended June 30, 2011, are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other interim period or for any future year.
Comprehensive Income/Loss
The Company did not have any items of other comprehensive income/loss during the six months ended June 30, 2011. During the six months ended June 30, 2010, the Company recognized a cumulative translation loss of $57,000.
Stock Split
On June 9, 2011, the Company authorized a 2-for-1 split of all common stock and convertible preferred stock authorized, issued and outstanding at that time. On April 16, 2010, the Company authorized a 4-for-1 split on all common stock and convertible preferred stock authorized, issued and outstanding at that time. All share and per share amounts in the condensed consolidated financial statements and related notes have been restated to reflect the 2-for-1 and 4-for-1 splits.
Net Loss per Share of Common Stock
Basic net loss per share of common stock is computed by dividing the Company’s net loss attributable to its stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by giving effect to all potentially dilutive securities, including stock options, warrants and convertible preferred stock. Basic and diluted net loss per share of common stock attributable to the Company’s stockholders was the same for all periods presented on the Condensed Consolidated Statements of Operations, as the inclusion of all potentially dilutive securities outstanding would have been antidilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share are the same for each period presented.
In April 2011, the Company issued Series C convertible preferred stock with a beneficial conversion feature (See Note 9 — Convertible Preferred Stock) and recorded deemed dividends relating to the beneficial conversion feature of $19.7 million for the three and six month periods ended June 30, 2011. While it was outstanding, all of the Company’s preferred stock participated in earnings or losses of the Company. Consequently, net losses were adjusted for the deemed distributions relating to the beneficial conversion feature and losses attributable to preferred stockholders to calculate the net loss attributable to common stockholders.

The following table presents the calculation of historical basic and diluted net loss per share of common stock attributable to the Company’s common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Amounts in thousands, except per share data)

Net loss per share:
Numerator:
Net loss	$(20,951)	$(19,396)	$(34,343)	$(25,640)
Deemed dividend related to the beneficial conversion feature of Series C convertible preferred stock	(19,669)	—	(19,669)	—

Net loss attributable to stockholders	(40,620)	(19,396)	(54,012)	(25,640)
Net loss attributable to preferred stockholders	32,428	15,197	43,364	19,716

Net loss attributable to Class A common stockholders and Class B common stockholders — basic and diluted	$(8,192)	$(4,199)	$(10,648)	$(5,924)

Net loss attributable to Class A common stockholders — basic and diluted	$(406)	—	$(305)	—
Net loss attributable to Class B common stockholders — basic and diluted	(7,786)	(4,199)	(10,343)	(5,924)

Net loss attributable to Class A common stockholders and Class B common stock holders — basic and diluted	$(8,192)	$(4,199)	$(10,648)	$(5,924)

Denominator:
Weighted-average Class A common shares used in computing net loss per share of Class A common stock — basic and diluted	951	—	510	—
Weighted-average Class B common shares used in computing net loss per share of Class B common stock — basic and diluted	18,257	15,580	17,310	15,180

Weighted-average Class A common stock and Class B common stock — basic and diluted	19,208	15,580	17,820	15,180

Net loss per share of Class A common stock — basic and diluted	$(.43)	$—	$(.60)	$—

Net loss per share of Class B common stock — basic and diluted	$(.43)	$(.27)	$(.60)	$(.39)

The following outstanding shares on a weighted average basis of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Amounts in thousands)

Convertible preferred stock (as converted basis)	76,041	56,397	72,566	50,516
Convertible preferred stock warrants (as converted basis)	720	715	721	655
Common stock warrants (as converted basis)	129	—	143	—
Stock options	14,732	10,080	14,492	10,133

Total	91,662	67,192	87,922	61,304

Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (FASB) issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. We will adopt this standard in the first quarter of 2012 and are currently evaluating its impact on our financial statements and disclosures.
In June 2011, the FASB issued a new accounting standard, which eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011. We will adopt this standard in the first quarter of 2012.
3. Fair Value of Financial Instruments
The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. As of June 30, 2011 and December 31, 2010, the Company considered the cash and cash equivalents, restricted cash and accounts payable to be representative of their fair values because of their short-term maturities. Further, the Company’s long-term debt approximates fair value as it has been negotiated on an arm’s length basis with reputable third-party lenders.
Assets and liabilities recorded at fair value in the condensed consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, which are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:
•	Level 1 — Observable inputs, such as quoted prices in active markets for identical assets or liabilities.

•
Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities and which reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (amounts in tables in thousands). The Company had no financial liabilities at June 30, 2011.

	June 30, 2011
	Level 1	Level 2	Level 3	Total

Financial assets
Money market funds	$206,283	$—	$—	$206,283

Total financial assets	$206,283	$—	$—	$206,283

	December 31, 2010
	Level 1	Level 2	Level 3	Total

Financial assets
Money market funds	$45,033	$—	$—	$45,033

Total financial assets	$45,033	$—	$—	$45,033

Financial liabilities

Convertible preferred stock warrant liability	$—	$—	$3,185	$3,185

Total financial liabilities	$—	$—	$3,185	$3,185

Money market funds increased $161.3 million from December 31, 2010 to June 30, 2011 primarily due to cash proceeds of $137.5 million, net of expenses, from the Company’s initial public offering that closed June 29, 2011. The increase was also due to a transfer into the money market account of $75.0 million funded by cash receipts of $55.0 million from the issuance of Series C convertible preferred stock and $39.4 million borrowed under the Mississippi Development Authority loan. This increase was offset by $20.0 million transferred to a KiOR Columbus operating cash account to fund construction of the Company’s initial-scale commercial production facility in Columbus, Mississippi and $31.2 million transferred to other operating cash accounts to fund operating expenses.
The change in the fair value of the convertible preferred stock warrant liability is summarized below (amounts in thousands):

Fair value as of December 31, 2010	$3,185
Fair value of warrants liability for loan amendment	300
Change in fair value of warrant liability	6,914
Transfers out of Level 3 (see Note 10 — Convertible Preferred Stock Warrants)	(10,399)

Fair value as of June 30, 2011	$—

The Company’s assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets and intangible assets. These items are recognized at fair value when they are considered to be impaired. At June 30, 2011 and December 31, 2010, there were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis.
4. Property, Plant and Equipment

	June 30,	December 31,
	2011	2010
	(Amounts in thousands)

Property, plant and equipment:
Construction in progress (1)	$58,238	$14,604
Lab and testing equipment	3,811	3,250
Leasehold improvement	2,741	2,194
Manufacturing, machinery and equipment	17,633	16,305
Computer equipment and software	437	347
Furniture and fixtures	165	143

Total property, plant and equipment	83,025	36,843
Less: accumulated depreciation	(2,953)	(1,963)

Net property, plant and equipment	$80,072	$34,880

(1)	Gross construction in progress is $75.4 million, offset by $17.2 million attributable to the non-interest bearing component of the Mississippi Development Authority Loan (see Note 6 — Long Term Debt).

Depreciation expense was $515,000 and $358,000 for the three months ended June 30, 2011 and 2010, respectively, and was $989,000 and $589,000 for the six months ended June 30, 2011 and 2010, respectively. Construction in progress as of June 30, 2011 and December 31, 2010 includes capitalized interest of $1.0 million and $118,000, respectively. The Company capitalized interest of $586,000 and $0, respectively, for the three-month periods ended June 30, 2011 and 2010, and $911,000 and $0, respectively, for the six-month periods ended June 30, 2011 and 2010.
5. Intangible Assets
Intangible assets consist of the following:

	June 30,	December 31,
	2011	2010
	(Amounts in thousands)

Intangible assets:
Purchased biomass conversion technology	$2,599	$2,599
Accumulated amortization	(621)	(535)

Purchased biomass conversion technology, net	1,978	2,064

Technology licenses	400	400
Accumulated amortization	(48)	(38)

Technology licenses, net	352	362

Intangible assets, net	$2,330	$2,426

Intangible asset amortization expense was $48,000 for the three months ended June 30, 2011 and 2010 and $96,000 for the six months ended June 30, 2011 and 2010, respectively.
6. Long-Term Debt
Long-term debt consists of the following:

	June 30,	December 31,
	2011	2010
	(Amounts in thousands)

Long-term debt:
Equipment loans	$3,438	$3,710
Business loan	6,252	6,327
Mississippi Development Authority Loan	39,391	—
Less: unamortized debt discounts	(17,745)	(520)

Total debt, net of discount	31,336	9,517
Less: current portion	(1,629)	(4,480)

Long-term debt, net of discount	$29,707	$5,037

Mississippi Development Authority Loan
In March 2011, KiOR Columbus entered into a loan agreement with the Mississippi Development Authority, or MDA, pursuant to which the MDA has agreed to make disbursements to KiOR Columbus from time to time, in a principal amount not to exceed $75 million, to reimburse costs incurred by KiOR Columbus to purchase land, construct buildings and to purchase and install equipment for use in the manufacturing of the Company’s renewable crude oil and transportation fuels from Mississippi-grown biomass. Principal payments on the loan are due semiannually on June 30 and December 31 of each year, commencing on the earlier of (a) December 31, 2012 and (b) the next scheduled payment date that is at least six months after the Company commences commercial production of renewable crude oil from Mississippi-grown biomass at its initial-scale commercial production facility for sale to customers in the ordinary course of business. On each such payment date, the Company is required to pay an amount equal to the lesser of an amount sufficient to repay the total loan within (a) a period of time determined by the weighted-average life of the equipment being purchased with the proceeds thereof or (b) 20 years. Under the loan agreement, the Company committed to employing at least 30 employees, with aggregate salaries of at least $1.0 million, once the Company’s initial-scale commercial production facility is fully operational. In addition, the Company is required to pay the entire outstanding principal amount of the loan, together with all other applicable costs, charges and expenses no later than the date 20 years from the date of its first payment on the loan. The loan is non-interest bearing.

The loan agreement contains no financial covenants, and events of default include a failure by KiOR Columbus to make specified investments within Mississippi by December 31, 2015, including an aggregate $500.0 million investment in property, plant and equipment located in Mississippi and expenditures for wages and direct local purchases totaling $85.0 million. If an event of default occurs and is continuing, the MDA may accelerate amounts due under the loan agreement. The loan is secured by certain equipment, land and buildings of KiOR Columbus.
As of June 30, 2011, the Company received $39.4 million of the Mississippi Development Authority Loan to reimburse the Company for expenses incurred on the construction of the initial-scale commercial production facility located in Columbus, Mississippi.
The non-interest bearing component of the Mississippi Development Authority Loan was intended to incentivize the Company to design, construct and operate its initial-scale commercial production facility in Columbus, Mississippi. The Company imputed interest on the Mississippi Development Authority Loan and determined the loan discount to be the difference between the face value of the loan and the discounted present value of the loan using an estimated market rate of 5.5%, with such rate based on interest bearing loans of a similar nature and terms. Of the $39.4 million in loan proceeds received through June 30, 2011, the Company estimated approximately $17.2 million was attributable to the non-interesting bearing component of the loan. Consequently, the Company recorded a discount on the Mississippi Development Authority Loan of $17.2 million and a reduction of the capitalized cost of the related assets for which the Company was reimbursed in the same amount. The loan discount will be recognized as interest expense, subject to interest capitalization during the construction phase, using the effective interest method.
Equipment Loans
Equipment Loan #1 — On December 30, 2008, the Company entered into its first equipment loan agreement with Lighthouse Capital Partners VI, L.P. The loan agreement provides for advances at $100,000 minimum increments up to $5.0 million in the aggregate for purchases of equipment. All advances must have been funded no later than September 30, 2009. Each advance represents a separate loan tranche that is payable monthly over a three-year period from the date of issuance of the advance at an annual interest rate of 7.5%. In addition, at loan maturity, the Company is required to make a payment equal to 7.5% of the total principal on the loan, which is amortized over the life of the loan and included in interest expense on the Condensed Consolidated Statements of Operations. The loans mature at dates from March 2012 to October 2012.
During 2009, the Company borrowed all $5.0 million available under the loan. The loan tranches are collateralized by certain of the Company’s production pilot unit, lab equipment and office equipment valued at approximately $5.0 million.
Equipment Loan #2 — On March 17, 2010, the Company entered into a second equipment loan agreement with Silicon Valley Bank with total availability of $1.0 million, limited to two advances of at least $500,000 each. The full amount of the availability under the loan agreement was drawn down in a single advance of $1 million. The loan is payable monthly over a three-year period at an annual interest rate of 10%. The loan is collateralized by the equipment purchased with the advances at a cost of approximately $1.3 million.
Business Loan
On January 27, 2010, the Company entered into its first business loan agreement with Lighthouse Capital Partners VI, L.P. and Leader Lending, LLC for an amount of up to $7.0 million. Advances are payable monthly over a three-year period at an annual interest rate of 12% commencing on the date of the advance. In addition, at loan maturity, the Company is required to make a payment equal to 7.5% of the total amount drawn on the loan, which is amortized over the life of the loan and included in interest expense, net of amounts capitalized, on the Consolidated Statements of Operations.
During 2010, the Company borrowed the full $7.0 million under the loan agreement. The loan is collateralized by the Company’s assets not previously pledged as collateral on the equipment loans described above.

Amendments of Equipment and Business Loan
In February 2011 and April 2011, the Company amended Equipment Loan #1 and its Business Loan to waive certain covenant restrictions to allow the Company to enter into the Mississippi Development Authority Loan described above. In addition, the amendments provided for a deferral of principal payment for one year, included prepayment penalties and extended the maturities of the loans to January 2014. All other terms were unchanged. Interest during the principal deferral period is paid at 1% to 2.5% over the original stated interest rate and reverts to the original interest rate upon expiration of the deferral period. In connection with the amendments, the Company paid aggregate fees of $60,000 upon execution of the amendments and agreed to pay $240,000 upon maturity. In addition, the Company agreed to issue warrants to purchase $300,000 of securities issued in a next-round equity financing, if such equity financing of at least $35 million was completed prior to May 15, 2011. If such financing was not completed prior to May 15, 2011, the Company agreed to issue warrants to purchase 61,200 shares of Series B Preferred Stock at an exercise price of $4.902 per share. The Series C convertible preferred stock issued in April 2011 in the aggregate amount of $55.0 million met the next-round equity financing requirement and, as a result, warrants to purchase 61,200 shares of Series C convertible preferred stock at an exercise price of $4.902 per share were issued in connection with the equipment and business loan amendments. The Company recorded a liability of $300,000 in connection with the warrants that were required to be issued. The warrants to purchase shares of Series C convertible preferred stock automatically converted into warrants to purchase 25,000 shares of Class A common stock upon the close of the initial public offering on June 29, 2011 using a conversion price of 80% of the IPO price (see Note 10 — Convertible Preferred Stock Warrants) and the warrant liability was reclassified to additional paid-in capital.
Convertible Promissory Note to Stockholder
On August 5, 2009, the Company entered into a non-interest bearing convertible promissory note agreement for $15.0 million (the “Note”), which included a beneficial conversion feature, with one of its stockholders, Khosla Ventures. The Note was a general unsecured obligation of the Company and was payable in full on August 4, 2011. Principal payments were not required prior to the maturity date. The Note was convertible into shares of the Company’s convertible preferred stock upon the occurrence of certain events. On April 16, 2010, the Note was converted into 5.2 million shares of Series B convertible preferred stock.
One of the triggering events enabling conversion of the Note into shares of the Company’s convertible preferred stock was met in April 2010. The triggering event was: if on or before the maturity date of the Note, the Company consummates a sale, or series of related sales, of its convertible preferred stock, pursuant to which the Company receives gross proceeds of at least $10.0 million, excluding any amounts as a result of conversion of the Note (a “Qualified Financing”), then simultaneously with the Qualified Financing, the principal balance then outstanding under the Note shall convert into the same class and series of convertible preferred stock sold in the Qualified Financing at a conversion price per share equal to 60% of the price per share paid by the investors in the Qualified Financing. The Company’s Series B convertible preferred stock issuance in April 2010 (see Note 9 — Convertible Preferred Stock) triggered this conversion option and the note holder subsequently exercised the right to convert.
In accordance with FASB ASC 470-20, Debt with Conversion and Other Options, the Company recorded a $10.0 million expense to beneficial conversion feature expense on the Consolidated Statement of Operations connected with the conversion of the Note into Series B convertible preferred stock. The $10.0 million reflects the value assigned to the beneficial conversion feature. The value of the beneficial conversion feature was not readily determinable upon issuance of the Note because the conversion feature was contingent upon the occurrence of a Qualified Financing transaction. Neither the timing nor value of such transaction could be estimated at the time the Note was issued. Therefore, the Company recorded the entire amount of the beneficial conversion feature to the condensed Consolidated Statements of Operations at the time the conversion occurred and value for the beneficial conversion feature could be determined.
7. Income Taxes
The effective tax rate for the six months ended June 30, 2011 and 2010 was 0%.
At June 30, 2011 and December 31, 2010, the Company had a federal net operating loss carryforward balance of $24.8 million and $18.1 million, respectively. If unused, the net operating loss carryforwards begin expiring in 2028. The Company has a full valuation allowance of $29.1 million for its net deferred tax assets because the Company has incurred losses since inception. In addition, certain changes in the ownership of the Company could result in limitations on the Company’s ability to utilize the federal net operating loss carryforwards.
The Company’s only taxing jurisdiction is the United States (federal and state). The Company’s tax years 2007 to present remain open for federal examination.

8. Commitments and Contingencies
Litigation
From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of business. The Company is not a party to any material litigation or proceedings and is not aware of any material litigation or proceedings, pending or threatened against it.
New Equipment Purchases
The Company has several contracts in place for the purchase of various manufacturing equipment related to the construction of its initial-scale commercial production facility in Columbus, Mississippi. These contracts are non-cancelable and payments are due at various intervals based on the progress of the assembly of the equipment. As of June 30, 2011, payments aggregating to $63.2 million are due at various times with the final payments due at time of completion, which is estimated to be in early 2012.
Commitments under the Mississippi Development Authority Loan
Under the Mississippi Development Authority Loan agreement, the Company committed to make specified investments within Mississippi by December 31, 2015, including an aggregate $500.0 million investment in property, plant and equipment located in Mississippi and expenditures for wages and direct local purchases totaling $85.0 million. The Company is a parent guarantor for the payment of the outstanding balance under the loan. As of June 30, 2011, the Company had $39.4 million in outstanding borrowings under the loan which are guaranteed by the Company.
9. Convertible Preferred Stock
Issuance of Series C Convertible Preferred Stock
In April 2011, the Company issued 11,219,908 shares of Series C convertible preferred stock for total consideration of $55.0 million. Each share of Series C convertible preferred stock had the same voting rights as Series B convertible preferred stock. The holders of the Series C convertible preferred stock were entitled to a dividend, if declared, on each such outstanding share in an amount at least equal to $.3921. Each share of Series C convertible preferred stock was convertible at the option of the holder at any time without payment of additional consideration into such number of fully paid and non-assessable shares of Class A common stock as would be determined by dividing the original issue price of the Series C convertible preferred stock, by the Series C convertible preferred stock conversion price, which was initially equal to the original issue price of $4.902. Pursuant to the terms of the Series C convertible preferred stock, the conversion price was adjusted to 80% of the IPO price.
At the date of issuance, the proceeds received for the Series C convertible preferred stock were less than the fair value of the Class A common stock that was issuable upon conversion at the effective conversion price of $4.902 per share, with such fair value as determined by management and the Board of Directors. As a result, the Series C convertible preferred stock contained a beneficial conversion feature which was required to be recognized as a reduction in net income attributable to common stockholders ratable over the conversion period. The conversion period was the period from the date of issuance until the earlier of the conversion of the Series C convertible preferred shares into Class A common shares or October 31, 2011. Upon completion of the Company’s initial public offering, the Series C convertible preferred stock was automatically converted to Class A common stock at 80% of the IPO price, or $12. During the period from April 21, 2011 to June 29, 2011, the Company recognized a deemed dividend related to the beneficial conversion feature of Series C convertible preferred stock of $19.7 million. Since the adjusted conversion price of 80% of the IPO price resulted in the Series C convertible preferred stock being converted into Class A common stock with a fair value that was less than the proceeds received for the Series C convertible preferred stock, no additional deemed dividends related to the beneficial conversion feature of Series C convertible preferred stock was required.
Issuance of Series A, Series A-1 and Series B Convertible Preferred Stock
During 2007 and 2008, the Company authorized 45.6 million shares of convertible preferred stock, of which 24.0 million shares were designated as Series A convertible preferred stock and 21.6 million shares were designated as Series A-1 convertible preferred stock. At incorporation in 2007, 14.4 million shares of Series A convertible preferred stock were issued under an agreement with Khosla Ventures for total consideration of $2.6 million, of which $1.4 million was paid at issuance and $1.2 million was paid on June 17, 2008. On June 17, 2008, the Company issued 9.6 million shares of Series A convertible preferred stock and 20.6 million shares of Series A-1 convertible preferred stock to Khosla Ventures for $1.8 million and $10.0 million, respectively. An additional 4.0 million shares of Series A-1 convertible preferred stock were authorized on December 31, 2009.

During 2010, the Company authorized 24.6 million shares of Series B convertible preferred stock. On April 16, 2010, 5.2 million of these shares were issued for total consideration of $25.0 million. An additional 5.2 million shares were issued to Khosla Ventures upon the conversion of the $15.0 million convertible promissory note. While no additional consideration was received from Khosla Ventures, the Company was required to record a $10.0 million charge to beneficial conversion feature expense on the Consolidated Statements of Operations, with regards to the Note, with an offset to additional paid in capital, to properly reflect the $25.0 million in total value of Series B convertible preferred stock issued to Khosla Ventures (See Note 6 — Long-Term Debt).
On May 3, 2010, an additional 5.0 million shares of the Series B convertible preferred shares were issued for total consideration of $25.0 million. On July 19, 2010, 9.2 million additional shares of Series B convertible preferred stock were issued for total consideration of $45.0 million.
At the date of the Company’s initial public offering, all convertible preferred shares were converted into common stock; accordingly, at June 30, 2011 there was not any preferred stock issued or outstanding. A summary of convertible preferred stock issued and outstanding at December 31, 2010 is as follows (amounts in thousands, except per share data):

	December 31, 2010
		Shares	Liquidation
	Shares	Issued and	Preference per	Liquidation	Carrying
	Authorized	Outstanding	Share	Amount	Value

Series A	24,000	24,000	$0.183	$4,380	$4,360
Series A-1	25,600	20,572	$0.487	10,008	10,024
Series B	24,500	24,480	$4.902	120,001	120,000

Total	74,100	69,052		$134,389	$134,384

The convertible preferred stock was recorded at fair value on the dates of issuance, net of issuance costs. The convertible preferred stock was classified outside of stockholders’ equity because the shares contained liquidation features that were not solely within the control of the Company.
Rights, preferences and privileges of the convertible preferred stock
Voting — Each holder of Series A, Series A-1, Series B and Series C convertible preferred stock was entitled to cast 10 votes for every share of common stock into which the shares were convertible and to cast one vote for every share of Class A common stock into which the shares were convertible, as applicable, as of the record date for determining stockholders entitled to vote on such matters. Prior to conversion of the convertible preferred stock upon the completion of our initial public offering, holders of convertible preferred stock voted together with the holders of common stock and Class A common stock as a single class, except as required by law.

Dividends — The holders of shares of the convertible preferred stock were entitled to receive dividends prior and in preference to any declaration or payment of any dividend on the common stock or Class A common stock of the Company. The holders of the convertible preferred stock were to first receive a dividend on each such outstanding share of convertible preferred stock in an amount at least equal to the following (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the convertible preferred stock):

Dividend
Amount
per share
Series A	$0.01465
Series A-1	$0.03890
Series B	$0.39210
Series C	$0.39210
Dividends on the convertible preferred stock were not cumulative and were to be paid when and if declared by the Board of Directors of the Company. No additional dividend was to be declared or paid with respect to any share of common stock or Class A common stock unless such dividend were also declared or paid on a pro rata basis with respect to all shares of convertible preferred stock.
Liquidation Preferences — In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the convertible preferred stock were entitled to be paid out of the assets of the Company available for distribution before any payment was made to the holders of Class A common stock or common stock, an amount per share equal to one times the convertible preferred stock original issue price (as defined in the table below) for each share of convertible preferred stock, plus any dividends declared but unpaid. Class A common stock and common stock had the same liquidation preference.
If, upon a liquidation, dissolution or winding up of the Company, the assets of the Company available for distribution to its stockholders were insufficient to pay the holders of the convertible preferred stock the full amount to which they are entitled, the holders of the convertible preferred stock were to share ratably in any distribution of the assets available for distribution in proportion to the respective amounts, which would otherwise be payable of the shares held.

Original
Issue Price(1)

Series A	$0.183
Series A-1	$0.487
Series B	$4.902
Series C	$4.902

(1)
Original issue price is subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to each series of convertible preferred stock.

Conversion — Each share of Series A and Series A-1 convertible preferred stock was convertible at any time without payment of additional consideration into such number of fully paid and non-assessable shares of common stock or, if all shares of common stock were converted into Class A common stock, Class A common stock as is determined by dividing the original issue price of the Series A or Series A-1 convertible preferred stock, as applicable, by the associated conversion price, which was initially equal to the original issue price. The conversion price was subject to adjustment upon issuance of additional shares of Class A common stock or common stock by the Company.
Each share of Series B convertible preferred stock was convertible at the option of the holder at any time without payment of additional consideration into such number of fully paid and non-assessable shares of Class A common stock as was determined by dividing the original issue price of the Series B convertible preferred stock, by the Series B convertible preferred stock conversion price, which was initially equal to the original issue price. The conversion price was subject to adjustment upon issuance of additional shares of Class A common stock or common stock by the Company.
Each share of Series C convertible preferred stock was convertible at the option of the holder at any time without payment of additional consideration into such number of fully paid and non-assessable shares of Class A common stock as was determined by dividing the original issue price of the Series C convertible preferred stock, by the Series C convertible preferred stock conversion price, which was initially equal to the original issue price. The conversion price was adjustable to 80% of the issuance price of the Company’s Class A common stock, if the Company completed an initial public offering of Class A common stock with aggregate proceeds greater than $50.0 million and at a price in excess of $4.902 per Class A common share by October 31, 2011.

In the event of liquidation, dissolution or winding up of the Company or a deemed liquidation event, the conversion rights would have terminated at the close of business on the last full day preceding the date fixed for the payment of any amounts distributable on such event to the holders of the convertible preferred stock.
The Company closed its initial public offering of 10,000,000 shares of Class A common stock at a price to the public of $15.00 per share on June 29, 2011. Upon the closing of the sale of shares of the Company’s Class A common stock to the public, all outstanding shares of the Series A and Series A-1 convertible preferred stock converted into 44.6 million shares of common stock on a 1-to-1 basis (which was renamed “Class B common stock” upon the completion of the Company’s initial public offering), (2) all outstanding shares of Series B convertible preferred stock were converted automatically into 24.5 million shares of Class A common stock on a 1-to-1 basis, and (3) all outstanding shares of Series C convertible preferred stock were converted automatically into 4.6 million shares of Class A common stock using a conversion price of 80% of the issuance price to the public of $15 per share.
Redemption — Any shares of convertible preferred stock that would have been redeemed or otherwise acquired by the Company or any of its subsidiaries would have automatically and immediately cancelled and retired and could not be reissued, sold or transferred. Neither the Company nor any of its subsidiaries could have exercised any voting or other rights granted to the holders of the convertible preferred stock following redemption.
10. Convertible Preferred Stock Warrants
Warrants Issued in Connection with Equipment Loans
In connection with Equipment Loan #1 dated December 30, 2008, the Company issued warrants to purchase 411,312 shares of the Company’s Series A-1 convertible preferred stock at an exercise price of $.487 per share. The agreement also required the Company to issue another set of warrants as part of the next round of equity financing to occur. With the issuance of Series B convertible preferred stock on April 16, 2010, the lenders of Equipment Loan #1 received warrants to purchase an additional 30,600 shares of the Company’s Series B convertible preferred stock at an exercise price of $4.902. Each set of warrants is exercisable upon issuance and expires eight years from the issuance date. The issuance date fair value of these warrants was estimated to be $155,000 and has been recorded as a reduction, or discount, to the carrying value of the loan. The discount is being amortized to interest expense over the term of the loan. The warrants were valued on the issuance date using the following assumptions: a risk-free interest rate of 1.14%, expected volatility of 72%, no expected dividend yield and a term of eight years.
In connection with Equipment Loan #2 dated March 25, 2010, the Company issued warrants to purchase 16,998 shares of the Company’s Series B convertible preferred stock at an exercise price of $2.941 per share. The warrants are exercisable upon issuance and expire ten years from the issuance date. The issuance date fair value of these warrants was estimated to be $42,000 and has been recorded as a reduction, or discount, to the carrying value of the loan. The discount is being amortized to interest expense over the term of the loan. The warrants were valued on the issuance date using the following assumptions: a risk-free interest rate of 0.50%, expected volatility of 98.8%, no expected dividend yield and a term of 10 years.
Warrants Issued in Connection with the Business Loan
In connection with the Business Loan dated January 27, 2010, the Company issued warrants to purchase 261,460 shares of the Company’s Series B convertible preferred stock at an exercise price of $2.941 per share. The warrants are exercisable upon issuance and expire seven years from the issuance date. The issuance date fair value of these warrants was estimated to be $623,000 and has been recorded as a reduction, or discount, to the carrying value of the loan. The discount is being amortized to interest expense over the term of the loan. The warrants were valued on the issuance date using the following assumptions: a risk-free interest rate of 0.50%, expected volatility of 98.8%, no expected dividend yield and a term of seven years.
Warrants Issued in Connection with Amendments of Equipment and Business Loan
In connection with the amendment to Equipment Loan #1 and the Company’s Business Loan, the Company agreed to issue warrants to purchase $300,000 of securities issued in a next-round equity financing, if such equity financing of at least $35 million was completed prior to May 15, 2011. If such financing was not completed prior to May 15, 2011, the Company agreed to issue warrants to purchase 61,200 shares of Series B convertible Preferred Stock at an exercise price of $4.902 per share. The Series C convertible preferred stock issued in April 2011 in the aggregate amount of $55.0 million met the next-round equity financing requirement and, as a result, warrants to purchase 61,200 shares of Series C convertible preferred stock at an exercise price of $4.902 per share were issued in connection with the equipment and business loan amendments. Upon execution of the loan amendments, but prior to issuance of the stock warrants, the Company recorded a liability of $300,000 and has been recorded as a reduction, or discount, to the carrying value of the loan. The discount is being amortized to interest expense over the term of the loan.

Convertible Preferred Stock Warrant Liability
Outstanding warrants to purchase shares of the Company’s convertible preferred stock were freestanding warrants that were subject to redemption and were therefore classified as liabilities on the Condensed Consolidated Balance Sheets at fair value. The initial liability recorded was adjusted for changes in fair value at each reporting date with an offsetting entry recorded as a component of other income (expense) in the Condensed Consolidated Statements of Operations. Upon conversion of the underlying convertible preferred stock, the warrants automatically converted into warrants to purchase the number of shares of Class A or Class B common stock into which the underlying preferred stock was convertible using the same exercise provisions, exercise prices and expiration dates as the warrants to purchase convertible preferred stock. Also, upon conversion, the warrants ceased to be subject to redemption and were reclassified to additional paid-in capital in stockholders’ deficit on the Condensed Consolidated Balance Sheets. The Company estimates the fair value of its convertible preferred stock warrants using the Black-Scholes option-pricing model.
Upon the close of the initial public offering on June 29, 2011, (1) warrants to purchase 411,312 shares of Series A-1 convertible preferred stock automatically converted into warrants to purchase an equivalent number of Class B common shares, (2) warrants to purchase 309,398 shares of Series B convertible preferred stock automatically converted into warrants to purchase an equivalent number of Class A common shares, and (3) warrants to purchase 61,200 shares of Series C convertible preferred stock automatically converted into warrants to purchase 25,000 shares of Class A common shares using a conversion price of 80% of the IPO price. The Company performed its final mark-to-market adjustment on the convertible preferred stock warrant liability on June 29, 2011, the date the initial public offering closed and the warrant liabilities became equity instruments. The related convertible preferred stock warrant liability of $10.4 million, of which $9.7 million related to warrants issued in connection with equipment and business loans and $0.7 million related to warrants issued in connection with amendments to equipment and business loans, at June 29, 2011 was reclassified to additional paid-in capital.
Convertible preferred stock warrant liability consisted of the following (see Note 11 — Stockholders Equity) (amounts in thousands, except per share data):

	Exercise	Shares as of		Fair Value as of
	Price per	June 30,	December 31,	June 30,	December 31,
Underlying Stock/Description	Share	2011	2010	2011	2010

Series A-1 convertible preferred stock	$0.487	—	411	$—	$1,975
Series B convertible preferred stock	$4.902	—	31	—	109
Series B convertible preferred stock	$2.941	—	279	—	1,101
Warrant liability		—	—	—	—

Total		—	721	$—	$3,185

11. Stockholders’ Equity
Classes of Common Stock
Common stock was renamed “Class B common stock” upon the completion of the Company’s initial public offering. Each share of Series A and Series A-1 convertible preferred stock was converted into Class B common stock and each share of Series B and C convertible preferred stock was converted into Class A common stock.

The holders of Class A common stock are entitled to one vote for each share of Class A common stock held. Class A common stockholders shall be entitled to receive dividends on an equal basis with the holders of Class B common stockholders. In no event shall the Company authorize or issue dividends or other distributions on shares of Class B common stock payable in shares of Class B common stock without authorizing and issuing a corresponding and proportionate dividend or other distribution on shares of Class A common stock payable in shares of Class A common stock. Each holder of shares of Class B common stock shall be entitled to the number of votes equal to the whole number of shares of Class A Common Stock into which such shares of Class B common stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter times ten. Each share of Class B common stock shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into one fully paid and nonassessable share of Class A common stock. Each share of Class B common stock shall automatically, without any further action, convert into one (1) fully paid and nonassessable share of Class A common stock upon a transfer of such share, subject to certain exceptions.
Common Stock Warrants
As of December 31, 2010, the Company had warrants outstanding to purchase 157,424 shares of its Class A common stock at an exercise price of $.09 per share. During the six-month period ended June 30, 2011, warrants to purchase 130,000 shares were exercised at $.09 per share for net proceeds received by the Company of $11,700, leaving warrants to purchase 27,424 shares outstanding at June 30, 2011.
Upon the close of the initial public offering on June 29, 2011, (1) warrants to purchase 411,312 shares of Series A-1 convertible preferred stock automatically converted into warrants to purchase an equivalent number of Class B common shares, (2) warrants to purchase 309,058 shares of Series B convertible preferred stock automatically converted into warrants to purchase an equivalent number of Class A common shares, and (3) warrants to purchase 61,200 shares of Series C convertible preferred stock automatically converted into warrants to purchase 25,000 shares of Class A common shares using a conversion price of 80% of the IPO price. We performed our final mark-to-market adjustment on the convertible preferred stock warrant liability on June 29, 2011, the date the initial public offering closed and the warrant liabilities became warrants to purchase equity instruments. The related convertible preferred stock warrant liability of $10.4 million, of which $9.7 million related to warrants issued in connection with equipment and business loans and $.7 million related to warrants issued in connection with amendments to equipment and business loans, at June 29, 2011 was reclassified to additional paid-in capital. See Note 10 — Convertible Preferred Stock Warrants.
12. Employee Benefit Plan
The Company has a 401(k) plan covering all of its U.S. employees. Effective May 1, 2010, the Company began matching 100% of the first 3% of individual employee contributions and 50% of the next 2% of individual employee contributions. New employees can immediately join the plan and participants immediately vest in employer matching contributions. Employer matching contributions under the plan totaled $107,300 and $31,300 for the three months ended June 30, 2011 and 2010 and $194,700 and $31,300 for the six months ended June 30, 2011 and 2010, respectively.
13. Stock-Based Compensation
Amended and Restated 2007 Stock Option/Stock Issuance Plan
The Company established the 2007 Stock Option/Stock issuance Plan (the “2007 Plan”) as a method to grant stock options, common stock and Class A common stock as an incentive to employees and nonemployees. The 2007 Plan, as originally approved, provided for a maximum of 10.2 million common shares to be granted to eligible employees, consultants and directors. On April 16, 2010, the 2007 Plan was amended such that the maximum number of common shares to be granted to eligible employees, consultants and directors is now 22.0 million. Options granted under the 2007 Plan are granted at an exercise price that approximates the fair market value of the stock at the time the option is granted. The stock options expire on the tenth anniversary of the date of grant. A portion of the stock options became exercisable upon issuance and the remaining stock options vested ratably over a five-year period. Shares of common stock or Class A common stock issued under the 2007 Plan granted at the discretion of the 2007 Plan administrator and were either granted through the immediate purchase of such shares or as a bonus for services rendered to the Company. Options to purchase approximately 9.2 million shares of Class A common stock and options to purchase approximately 7.0 million shares of Class B common stock were outstanding as of June 30, 2011 under the 2007 Plan. Options to purchase approximately 9.8 million shares of common stock and options to purchase approximately 5.6 million shares of Class A common stock were outstanding as of December 31, 2010. The company issued restricted stock for the first time in June 2011. Approximately 1.6 million unvested restricted shares were outstanding at June 30, 2011. The shares are issuable to employees, directors and consultants upon having satisfied the necessary service conditions to earn the rights to the shares. The restricted shares have graded vesting in the range of four to five years.

In March 2011, the Company amended the 2007 Plan to allow the 2007 Plan Administrator to set the exercise price of any stock option grants under the 2007 Plan, even if such exercise price did not correspond with the fair value of the underlying common stock, provided that such grants at the grant date contained conditions of vesting and exercise for termination of services in compliance with Section 409A of the Internal Revenue Code. Concurrent with the 2007 Plan amendment, the Company issued options to purchase an aggregate of 2,428,262 shares of Class A common stock at $1.98 per share to three senior executives. The options vest 100% at the end of five years of service and expire on December 31, 2016. The options were valued at $6.02 on the grant date using the following assumptions: a risk-free interest rate of 2.13%, expected volatility of 84%, no expected dividend yield and a term of five and one half years. The total value of the options as of the grant date was determined to be $14.6 million, which will be amortized over the vesting period of the options of five years.
Stock-Based Compensation Expense
Stock-based compensation expense related to options and restricted stock granted was allocated to research and development expense and sales, general and administrative expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Research and development	$152	$25	$220	$50
Sales, general and administrative	2,444	91	2,980	106

Total stock-based compensation expense	$2,596	$116	$3,200	$156

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.
Stock option activity for the Company during the first six months of 2011 was as follows:

		Weighted
		Average
	Shares	Exercise Price
	(In thousands)

Outstanding at December 31, 2010	15,408	$0.74
Options Granted	3,200	5.12
Exercised	(1,459)	0.07
Forfeited	(1,718)	0.11

Outstanding at June 30, 2011	15,431	$1.79

There is a remaining $24.7 million in unrecognized stock-based compensation cost that is expected to be recognized over a weighted-average period of 4.6 years.
The weighted-average grant date fair market value of options granted during the three-month period ended June 30, 2011 was $10.63. There were no grants during the three-month period ended June 30, 2010. The weighted-average grant date fair market value of options granted during the six month period ended June 30, 2011 and 2010 was $7.13, and $0.06, respectively.
Assumptions used to value stock option grants for the quarter ended June 30, 2011 are as follows:

Three Months
Ended
June 30, 2011
(In thousands)
Expected Volatility	80.5%
Risk-free interest rate	2.1%
Dividend Yield	0%
Expected Life	6.3

There were no grants in the three months ended June 30, 2010. The Company has never paid dividends and does not expect to pay dividends. The risk-free interest rate was based on the market yield currently available on United States Treasury securities with maturities approximately equal to the option’s expected term. Expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The simplified method was used to calculate the expected term. Historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term as the Company is a development stage company and fair market value of shares granted changed from our historical grants as a result of its initial public offering in June 2011. The expected volatility was based on the historical stock volatilities of several comparable publicly-traded companies over a period equal to the expected terms of the options, as the Company does not have a long trading history to use to estimate the volatility of its own common stock.
Restricted stock activity for the Company during the first six months of 2011 was as follows:

June 30, 2011
(In thousands)

Total unvested shares at beginning of the period: January 1	—
Shares Granted	1,623
Shares Vested	—
Shares Forfeited	—

Total unvested shares at end of period: June 30	1,623

Common Stock Subject to Repurchase — In accordance with the stock option agreements between the Company and the holders of options to purchase shares of its common stock, option holders may exercise their options prior to vesting. The Company has the right to repurchase, at the lower of the original purchase price or the then current fair market value; any unvested (but issued) common shares upon termination of service of the option holder. The consideration received for an exercise of an unvested option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares and liability are reclassified into equity on a ratable basis as the award vests. As of June 30, 2011 and December 31, 2010, there were no shares outstanding subject to repurchase by the Company.
Stock Grants — In March 2010, the Board of Directors of the Company authorized the issuance of 896,000 shares of common stock to the Company’s chief executive officer in lieu of a cash bonus. The shares were valued at $81,000 and were fully vested at the time of issuance and recorded as stock-based compensation expense.
Following the effectiveness of our 2011 Long-Term Incentive Plan described below, no further awards will be made under the 2007 Plan.
2011 Long-Term Incentive Plan
In May 2011, our Board of Directors adopted, and our stockholders subsequently approved, our 2011 Long-Term Incentive Plan (the “2011 Plan”), which became effective upon the completion of our initial public offering. The 2011 Plan provides for a maximum of approximately 10.2 million Class A common shares to be granted to eligible employees, consultants, and directors. Under the 2011 Plan, the compensation committee of our Board of Directors may grant awards in the form of stock options, stock appreciation rights, restricted or unrestricted shares of Class A common stock, units denominated in Class A common stock, cash and performance units representing the right to receive Class A common stock upon the attainment of certain performance goals. Any of the above awards may be subject to the attainment of one or more performance goals. As of June 30, 2011, no awards had been granted under the 2011 Plan.
14. Subsequent Events
In connection with our initial public offering that closed on June 29, 2011, the Company granted the underwriters a 30-day option to purchase up to 1.5 million additional shares of Class A common stock at the initial public offering price to cover over-allotments, if any. Subsequent to June 30, 2011, the underwriters exercised their option in part and purchased 800,000 additional shares, which resulted in additional proceeds to the Company of approximately $11.2 million, net of underwriting discounts and commissions.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a next-generation renewable fuels company. We have developed a proprietary technology platform to convert low-cost, abundant and sustainable non-food biomass into hydrocarbon-based oil. We process our renewable crude oil using standard refinery equipment into gasoline and diesel blendstocks that can be transported using the existing fuels distribution system for use in vehicles on the road today. Our gasoline and diesel blendstocks are projected to reduce direct lifecycle greenhouse gas emissions by over 80% compared to the petroleum-based fuels they displace.
We were incorporated and commenced operations in July 2007. Since our inception, we have operated as a development stage company, performing extensive research and development to develop, enhance, refine and commercialize our biomass-to-renewable fuel technology platform. During this time, we have demonstrated the efficacy and scalability of our biomass fluid catalytic cracking, or BFCC, process, attaining progressive technology milestones through laboratory, pilot unit and demonstration unit environments.
We have entered our commercialization phase and commenced construction of our initial-scale commercial production facility in Columbus, Mississippi in the first quarter of 2011. Going forward, we intend to construct our larger standard commercial production facilities, beginning in the second half of 2012 with our first planned facility in Newton, Mississippi.
Until recently, we have focused our efforts on research and development, and we have yet to generate revenue. As a result, we had generated $79.0 million of operating losses and an accumulated deficit of $100.7 million from our inception through June 30, 2011. We expect to continue to incur operating losses through at least 2013 as we continue into the commercialization stage of our business.
Fundamentals of Our Business
Our biomass-to-renewable fuel technology platform converts biomass into hydrocarbon-based oil by combining our proprietary catalyst systems with well-established fluid catalytic cracking, or FCC, processes. Expanding on FCC processes routinely employed in the petroleum refining industry, our biomass fluid catalytic cracking, or BFCC, process allows us to introduce solid biomass into a modified FCC system where it contacts our proprietary catalyst. The result is a hydrocarbon-based oil that can be upgraded through standard hydrotreating equipment into transportation fuels, including gasoline and diesel blendstocks, that are fungible with petroleum blendstocks.
Although we have not generated any revenue to date, we expect to generate revenue from sales of our gasoline and diesel blendstocks from our planned commercial production facilities. We may also generate revenue from the sale of renewable identification numbers, or RINs, that we will retain if we sell our fuel blendstocks to customers who are not obligated parties under the Renewable Fuel Standard program, or RFS2. We expect that our gasoline and diesel blendstocks will have an equivalence value of between 1.5 to 1.7. Equivalence value equates to the number of RIN credits per gallon.
We expect that our cost of goods sold will consist of the following:
•
Feedstock. The largest component of our cost of goods sold will be the cost of procuring and preparing the biomass we feed into our BFCC process. Our BFCC process can convert a variety of biomass feedstock, including woody biomass, such as whole tree chips, logging residues, branches and bark, agricultural residues, such as sugarcane bagasse, and energy crops, such as switchgrass and miscanthus. Our feedstock prices are a function of feedstock acquisition, harvesting, transportation and processing costs.

•
Facility-related fixed costs. As an industrial process, our facilities will require a baseline level of staffing consisting of process engineering, monitoring staff, testing personnel, health safety and environmental personnel and maintenance personnel. Other fixed costs include maintenance materials and casualty and liability insurance, as well as ad valorem and property taxes.

•
Other variable costs. We expect to use natural gas and nitrogen in our BFCC process. We also expect to incur other variable costs for our catalysts for our biomass conversion and hydrotreating processes.

Our largest expenditures are the capital costs associated with the construction of our initial commercial production facilities and planned facility turnarounds. These costs are comprised of land acquisition, site preparation, utilities, permitting, facility construction, start-up and contingency costs and related financing costs. We expect that the depreciation of these facilities costs will be included in cost of goods sold.
Our operating expenses currently consist primarily of research and development expenses and general and administrative expenses.
Financial Operations Overview
Revenue and Cost of Goods Sold. To date, we have not generated any revenue or incurred any cost of goods sold, and we do not expect to do so until at least the second half of 2012.
Research and Development Expenses. Research and development expenses consist primarily of expenses for personnel focused on increasing the scale of our operations and the yield of our blendstocks. These expenses also consist of facilities costs and other related overhead and lab materials. We expense all of our research and development costs as they are incurred. In the near term, we expect to hire additional employees, as well as incur contract-related expenses, as we continue to invest in the development of our proprietary biomass-to-renewable fuel technology platform.
General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses related to our executive, legal, finance, human resource and information technology functions, as well as fees for professional services and allocated facility overhead expenses. These expenses also include costs related to our sales function, including marketing programs and other allocated costs. Professional services consist principally of external legal, accounting, tax, audit and other consulting services. We expect general and administrative expenses to increase as we incur additional costs related to operating as a public company, including increased legal and accounting fees, costs of compliance with securities, corporate governance and other regulations, investor relations expenses and higher insurance premiums, particularly those related to director and officer insurance. In addition, we expect to incur additional costs as we hire personnel and enhance our infrastructure to support the anticipated growth of our business.
Depreciation and Amortization Expense. Depreciation and amortization expense consists of depreciation of our property, plant and equipment over their estimated useful lives and amortization of our intangible assets, consisting primarily of purchased biomass conversion technology and technology licenses, which are amortized using the straight-line method over their estimated useful lives.
Interest Income. Interest income consists primarily of interest income earned on investments and cash balances. We expect our interest income to fluctuate in the future with changes in average investment balances and market interest rates.
Beneficial Conversion Feature Expense Related to Convertible Promissory Note. In August 2009, we entered into a $15.0 million non-interest bearing convertible promissory note, or the Note, which included a beneficial conversion feature, with our principal stockholder, Khosla Ventures. The value of the beneficial conversion feature was not readily determinable upon issuance of the Note because the conversion feature was contingent upon the occurrence of an undetermined future financing transaction and neither the timing nor value of such transaction could be estimated at the time the Note was issued. In April 2010, we executed a financing transaction that required the Note to be converted into 2.6 million shares of our Series B convertible preferred stock. We recorded a $10.0 million expense at the time of that conversion to reflect the beneficial conversion feature associated with the conversion of the Note to convertible preferred stock.
Interest Expense, Net of Amounts Capitalized. We incur interest expense in connection with our outstanding equipment and business loans. We capitalize interest on long-term construction projects relating to operating assets with a total expected expenditure generally in excess of $10.0 million. We capitalized interest relating to the construction of our initial-scale commercial production facility in Columbus, Mississippi of approximately $1.0 million as of June 30, 2011. For the three-month period ended June 30, 2011 and 2010 we capitalized interest of $586,000 and $0, respectively, and for the six-month period ended June 30, 2011 and 2010, $911,000 and $0, respectively. To the extent our planned commercial production facilities are funded with debt, we anticipate capitalizing most of the interest costs that we incur.

Foreign Currency Loss. All of our foreign currency gains and losses were incurred in relation to our subsidiary KiOR B.V. (in liquidation). The functional currency of KiOR B.V. (in liquidation) is the euro. As of December 31, 2010, all of the operations of KiOR B.V. were combined with the operations of KiOR, Inc., and KiOR B.V. is in the process of liquidation. At this time, we have no other foreign operations.
Loss from Change in Fair Value of Warrant Liability. Our outstanding warrants to purchase shares of our convertible preferred stock are required to be classified as current liabilities and to be adjusted to their fair value at the end of each reporting period. Any changes in the fair value of these warrant liabilities are required to be recorded as income or expense, as applicable, in the period that the change in value occurs. We performed our final mark-to-market adjustment on the warrant liabilities on June 29, 2011, the date our initial public offering closed and the warrant liabilities became warrants to purchase equity instruments; we reclassified the fair value to additional paid-in capital.
Income Tax Expense. Since inception, we have incurred net losses and have not recorded any U.S. federal and state income tax provisions. We have a full valuation allowance for our net deferred tax assets because we have incurred losses since inception. Our income tax provision relates to current taxes payable in the Netherlands with respect to KiOR B.V. (in liquidation).
Deemed Dividend Related to the Beneficial Conversion Feature of Series C Convertible Preferred Stock. At the date of issuance, the proceeds received for the Series C convertible preferred stock was less than the fair value of the Class A common stock that was issuable upon conversion at the effective conversion price of $4.902 per share, with such fair value as determined by management and the Board of Directors. As a result, the Series C convertible preferred stock contained a beneficial conversion feature which was required to be recognized as a reduction in net income attributable to common stockholders ratable over the conversion period. The conversion period was the period from the date of issuance until the earlier of the conversion of the Series C convertible preferred shares into Class A common shares, or October 31, 2011. Upon completion of our initial public offering, the Series C convertible preferred stock was automatically converted to Class A common stock at 80% of the IPO price, or $12. During the period from April 21, 2011 to June 29, 2011, we recognized a deemed dividend related to the beneficial conversion feature of Series C convertible preferred stock of $19.7 million. Since the adjusted conversion price of 80% of the IPO price resulted in the Series C convertible preferred stock being converted into common stock with a fair value that was less than the proceeds received for the Series C convertible preferred stock, no additional deemed dividends related to the beneficial conversion feature of Series C convertible preferred stock was required.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies involve significant areas of management’s judgments and estimates in the preparation of our financial statements.
Impairment of Long-Lived Assets and Intangible Assets
We assess impairment of long-lived assets, including intangible assets, on at least an annual basis and test long-lived assets for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to, significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; a forecast of continuing losses associated with the use of the asset; or expectations that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

Recoverability is assessed by using undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups of assets. If the undiscounted future net cash flows are less than the carrying amount of the asset, the asset is deemed impaired. The amount of the impairment is measured as the difference between carrying value and the fair value of the asset.
The majority of our long-lived assets, other than intangible assets, consist of our pilot unit and demonstration unit. Both of these units are variations of common refinery equipment used in technology development and scale-up of processes that have been scaled and modified for our research and development purposes. Our intangible assets consist of purchased biomass conversion technology and technology licenses. Given our history of operating losses, we evaluated the recoverability of the book value of our property, plant and intangible assets by performing an undiscounted forecasted cash flow analysis. Based on our analysis, the sum of the undiscounted cash flows is in excess of the book value of the property, plant and equipment and intangible assets. Accordingly, no impairment charges have been recorded during the period from July 23, 2007 (date of inception) through June 30, 2011.
Our undiscounted cash flow analysis involves significant estimates and judgments. Although our cash flow forecasts are based on assumptions that are consistent with our plans, there is significant exercise of judgment involved in determining the cash flow attributable to a long-lived asset over its estimated remaining useful life. Our estimates of anticipated cash flows could be reduced significantly in the future. As a result, the carrying amounts of our long-lived assets could be reduced through impairment charges in the future. Changes in estimated future cash flows could also result in a shortening of the estimated useful life of long-lived assets, including intangibles, for depreciation and amortization purposes.
Stock Based Compensation
Compensation cost for grants of all share-based payments is based on the estimated grant date fair value. We attribute the value of share-based compensation to expense using the straight-line method. We estimate the fair value of our share-based payment awards using the Black-Scholes option-pricing model (the “Black-Scholes model”). The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions, including assumptions relating to risk-free interest rate, the expected term and expected volatility which materially affect the fair value estimates. The risk-free interest rate was based on the market yield currently available on United States Treasury securities with maturities approximately equal to the option’s expected term. Expected term represents the period that our stock-based awards are expected to be outstanding. The simplified method was used to calculate the expected term. Historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term as we are a development stage company and fair market value of shares granted changed from our historical grants as a result of our initial public offering in June 2011. The expected volatility was based on the historical stock volatilities of several comparable publicly-traded companies over a period equal to the expected terms of the options, as we do not have a long trading history to use to estimate the volatility of our own common stock.
Results of Operations
The following table sets forth our consolidated results of operations for the periods shown:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Operating expenses:
Research and development expenses	$(7,723)	$(4,240)	$(14,994)	$(8,621)
General and administrative expenses	(7,161)	(2,122)	(11,350)	(3,348)
Depreciation and amortization expenses	(563)	(406)	(1,085)	(685)

Loss from operations	(15,447)	(6,768)	(27,429)	(12,654)
Other income (expense), net:
Interest income	—	2	—	2
Beneficial conversion feature expense	—	(10,000)	—	(10,000)
Interest expense, net of amounts capitalized	—	(356)	—	(722)
Foreign currency gain (loss)	—	16	—	24

Loss from change in fair value of warrant liability	(5,504)	(2,290)	(6,914)	(2,290)

Other expense, net	(5,504)	(12,628)	(6,914)	(12,986)

Net loss	(20,951)	(19,396)	(34,343)	(25,640)

Three months ended June 30, 2011 compared to the three months ended June 30, 2010
Operating Expenses

	Three Months Ended		Increase/
	June 30,		(decrease)
	2011	2010	$	%
	(Dollars in thousands)

Operating expenses:
Research and development expenses	$(7,723)	(4,240)	$3,483	82%
General and administrative expenses	(7,161)	(2,122)	5,039	237%
Depreciation and amortization expense	(563)	(406)	157	39%

Total operating expenses	$(15,447)	$(6,768)	$8,679

Research and Development Expenses. Our research and development expenses increased by $3.5 million, or 82%, for the three months ended June 30, 2011 as compared to the same period in 2010. This increase was primarily the result of a $1.5 million increase in payroll and related expenses due to an increase in headcount. During 2011, we continued to expand our research and development efforts as we focused more on commercialization of our technology. Our expenses related to laboratory testing, supplies, and chemicals increased by $1.4 million to $1.6 million for the three months ended June 30, 2011, from $0.2 million for the same period in 2010 related to testing biomass fuels for quality. Our demonstration unit is used for testing feedstocks, catalyst formulations and other process variables under a simulated commercial production environment. Operating costs associated with our demonstration unit, which include repairs, utilities, and supplies, increased approximately $0.4 million to $1.5 million for the three months ended June 30, 2011 from $1.1 million in the same period in 2010.
General and Administrative Expenses. Our general and administrative expenses increased by $5.0 million, or 237%, for the three months ended June 30, 2011 as compared to the same period in 2010. This increase was primarily the result of a $2.9 million increase payroll and related expenses. Payroll and related expenses included stock-based compensation of $2.4 million compared to $0.1 million for the three months ended June 30, 2011 and 2010, respectively. We also had an increase in general and administrative expenses of $1.4 million to $1.7 million for the three months ended June 30, 2011, from $0.3 million for the same period in 2010 for consultants primarily driven by the hiring of consultants to assist with Sarbanes Oxley compliance implementation, the implementation of a new accounting software, product stewardship studies, and marketing firms and engineers engaged to assist with applying for grants and loan guarantees from the federal government.
Depreciation and Amortization Expense. Our depreciation and amortization expense increased by $0.2 million, or 39%, for the three months ended June 30, 2011 as compared to the same period in 2010 due to additional depreciation expense associated with our demonstration unit.
Other Income (Expense), Net
Interest Expense, Net of Amounts Capitalized. Interest expense decreased by approximately $0.4 million, or 100%, for the three months ended June 30, 2011 as compared to the same period in 2010. All interest recorded in the second quarter of 2011 which was associated with construction costs and equipment purchases for our initial-scale commercial production facility in Columbus, Mississippi was capitalized as compared to zero in the second quarter of 2010.

Foreign Currency Loss. Our foreign currency loss in 2010 was attributable to our wholly owned subsidiary, KiOR B.V. (in liquidation), whose operations were combined with those of KiOR, Inc. in 2010. During the three months ended June 30, 2011, we did not enter into any foreign currency transactions.
Loss from Change in Fair Value of Warrant Liability. The loss from change in fair value of warrant liability expense increased by $3.2 million, or 140%, for the three months ended June 30, 2011 as compared to the same period in 2010. The change is related to the change in fair value of our convertible preferred stock warrants, which were recorded as derivatives and reflected on our consolidated balance sheets as a current liability prior to the warrants converting into warrants to purchase common stock upon conversion of our convertible preferred at the close of our initial public offering.
Six months ended June 30, 2011 compared to the six months ended June 30, 2010
Operating Expenses

	Six Months Ended		Increase/
	June 30,		(decrease)
	2011	2010	$	%
	(Dollars in thousands)

Operating expenses:
Research and development expenses	$(14,994)	$(8,621)	$6,373	74%
General and administrative expenses	(11,350)	(3,348)	8,002	239%
Depreciation and amortization expense	(1,085)	(685)	400	58%

Total operating expenses	$(27,429)	$(12,654)	$14,775

Research and Development Expenses. Our research and development expenses increased by $6.4 million, or 74%, for the six months ended June 30, 2011 as compared to the same period in 2010. This increase was primarily the result of a $2.7 million increase in payroll and related expenses due to an increase in headcount. During 2011, we continued to expand our research and development efforts as we focused more on commercialization of our technology. Our expenses related to laboratory testing, supplies, and chemicals increased by $2.8 million to $3.2 million for the six months ended June 30, 2011, from $0.4 million for the same period in 2010 related to testing biomass fuels for quality. Operating costs associated with our demonstration unit, which include repairs, utilities, and supplies, increased approximately $1.0 million to $3.1 million for the six months ended June 30, 2011 from $2.1 million in the same period in 2010.
General and Administrative Expenses. Our general and administrative expenses increased by $8.0 million, or 239%, for the six months ended June 30, 2011 as compared to the same period in 2010. This increase was primarily the result of a $3.8 million increase in payroll and related expenses. Payroll and related expenses included stock-based compensation of $3.0 million compared to $0.1 million for the six months ended June 30, 2011 and 2010, respectively. We also had an increase in general and administrative expenses of $2.6 million to $3.2 million for the six months ended June 30, 2011, from $0.6 million for the same period in 2010 for consultants primarily driven by the hiring of consultants to assist with Sarbanes Oxley compliance implementation, the implementation of a new accounting software, product stewardship studies, and marketing firms and engineers engaged to assist with applying for grants loan guarantees from the federal government. We had an increase of $0.6 million in legal fees for the six months ended June 30, 2011 compared to the same period in 2010 as we continued to file patent applications with respect to our technology with a particular emphasis on protecting our core technologies. Travel related expenses increased about $0.2 million primarily as a result of business development and visits to the Columbus, Mississippi construction site.
Depreciation and Amortization Expense. Our depreciation and amortization expense increased by $400,000, or 58%, for the six months ended June 30, 2011 as compared to the same period in 2010 due to additional depreciation expense associated with our demonstration unit.

Other Income (Expense), Net
Interest Expense, Net of Amounts Capitalized. Interest expense decreased by approximately $0.7 million, or 100%, for the six months ended June 30, 2011 as compared to the same period in 2010. All interest recorded in the six months ended June 30, 2011, which was associated with construction and equipment purchases for our initial-scale commercial production facility in Columbus, Mississippi was capitalized as compared to zero in the six months ended June 30, 2010.
Foreign Currency Loss. Our foreign currency loss in 2010 was attributable to our wholly owned subsidiary, KiOR B.V. (in liquidation), whose operations were combined with those of KiOR, Inc. in 2010. During the six months ended June 30, 2011, we did not enter into any foreign currency transactions.
Loss from Change in Fair Value of Warrant Liability. The loss from change in fair value of warrant liability expense increased by $4.6 million, or 202%, for the six months ended June 30, 2011 as compared to the same period in 2010. The change is related to the change in fair value of our convertible preferred stock warrants, which are recorded as derivatives and reflected on our consolidated balance sheets as a current liability prior to the warrants converting into warrants to purchase common stock upon conversion of our convertible preferred at the close of our initial public offering.
Liquidity and Capital Resources
Since inception, we have generated significant losses. As of June 30, 2011, we had an accumulated deficit of approximately $100.7 million. We have never generated any revenue. We expect to continue to incur operating losses through at least 2013 as we continue into the commercialization stage of our business. Commercialization of our technology will require significant capital expenditures.
We believe that our $207.7 million of cash and cash equivalents as of June 30, 2011, $35.6 million of remaining available borrowings as of June 30, 2011 under our $75 million interest-free loan from the Mississippi Development Authority and the net proceeds of $11.2 million from the partial exercise by the underwriters of our initial public offering of their over-allotment option which we received in July 2012 will enable us to meet our liquidity needs for at least the next 12 months. We anticipate that our material liquidity needs in the near and intermediate term will consist of the following:
•
Funding the construction and startup of our initial-scale commercial production facility currently under construction in Columbus, Mississippi. We estimate that this project will require additional cash capital expenditures of approximately $150 million through mechanical completion expected in the first half of 2012 and also will require start-up expenditures that we estimate to be approximately $20 million, all of which are anticipated to lead to commencement of commercial production in the second half of 2012.

•
Funding our overhead and other operating costs, which have averaged $12.3 million of cash per quarter for the first half 2011, until we are able to generate sufficient revenue from the commercial production and sale of our blendstocks to allow us to fund these costs from internally generated cash flows, which is not expected to occur until at least 2013.

•
Funding a portion of the front-end capital expenditures for our planned first commercial production facility in Newton, Mississippi, including certain front-end engineering and procurement services and long-lead equipment. The total cost of the Newton project is estimated at $460 million, comprised of $350 million for the conversion plant and $110 million for a centralized hydrotreating plant being designed with capacity for Newton and a second, similar sized facility. In the near term, our plan is to continue leveraged, value engineering for this project and to explore sourcing options for long-lead time procurement components. We expect to begin construction of this facility in the second half of 2012, depending on the availability of financing. We expect such financing will be contingent upon, among other things, successful commissioning and start-up of our Columbus facility, entering into satisfactory feedstock supply and offtake agreements for the facility, receipt of necessary governmental and regulatory approvals and permits, any required equity financing, there being no material adverse effect on the company or industry (including relevant commodity markets) and general market conditions.

Longer term, we also anticipate material liquidity needs for the construction of additional commercial production facilities. If we are unable to obtain additional financing, we will have to delay, scale back or eliminate our construction plans for the Newton facility and other future facilities and may not be able to fund our overhead and other operating costs, which could harm our business, financial conditions and results of operations.
Initial Public Offering
On June 29, 2011, we closed our initial public offering of 10,000,000 shares of Class A common stock at a price to the public of $15.00 per share. We received approximately $137.5 million of proceeds from the offering, net of underwriting discounts and commissions and estimated expenses. We granted the underwriters a 30-day option to purchase up to 1,500,000 additional shares of our Class A common stock at the initial public offering price, which was partially exercised in July 2011 resulting in the issuance of an additional 800,000 shares for additional net proceeds of approximately $11.2 million.

Issuance of Series C Convertible Preferred Stock
In April 2011, we issued 11,219,908 shares of Series C convertible preferred stock for total consideration of $55 million. Each share of Series C convertible preferred stock had the same voting rights as our Series B convertible preferred stock. Each share of Series C convertible preferred stock was convertible at the option of the holder at any time without payment of additional consideration into such number of fully paid and non-assessable shares of our Class A common stock as would be determined by dividing the original issue price of the Series C convertible preferred stock by the Series C convertible preferred stock conversion price, which was initially $4.902. Pursuant to the terms of the Series C convertible preferred stock, the conversion price was adjusted to 80% of the IPO price. Upon the closing of our initial public offering, all outstanding shares of Series C convertible preferred stock were converted automatically into 4.6 million shares of Class A common stock using a conversion price of $12 per share.
Liquidity
We believe that our current cash and cash equivalents, $35.6 million of remaining available borrowings under our $75 million interest-free loan from the Mississippi Development Authority and the net proceeds of $11.2 million from the partial exercise by the underwriters of our initial public offering of their over-allotment option will be sufficient to fund our current operations for the next 12 months, to fund completion of our initial-scale commercial production facility in Columbus, Mississippi, and to fund a portion of the capital expenditures, including front-end engineering and procurement services and long-lead, equipment for our first standard commercial production facility in Newton, Mississippi. We will need substantial additional capital resources to complete our subsequent standard commercial production facilities we plan to build in Mississippi and other Southeastern states. We expect any such financing will be contingent upon, among other things, successful commissioning and start-up of our Columbus facility, entering into satisfactory feedstock supply and offtake agreements for the facility, receipt of necessary governmental and regulatory approvals and permits, any required equity financing, there being no material adverse effect on the Company or industry (including relevant commodity markets) and general market conditions. If we are unable to obtain sufficient additional financing, we will have to delay, scale back or eliminate construction plans for some or all of these facilities, any of which could harm our business, financial condition and results of operations.
Mississippi Development Authority Loan
On March 17, 2011, our subsidiary, KiOR Columbus LLC, or KiOR Columbus, entered into a loan agreement with the Mississippi Development Authority, or MDA, pursuant to which the MDA has agreed to make disbursements to KiOR Columbus from time to time in a principal amount not to exceed $75 million in the aggregate to reimburse costs incurred by KiOR Columbus to purchase land, construct buildings and to purchase and install equipment for use in the manufacturing of our renewable crude oil from Mississippi-grown biomass. Principal payments on the loan are due semiannually on June 30 and December 31 of each year, commencing on the earlier of (a) December 31, 2012 and (b) the next scheduled payment date that is at least six months after we commence commercial production of renewable crude oil at our initial-scale commercial production facility for sale to customers in the ordinary course of business. On each such payment date, we are required to pay an amount equal to the lesser of an amount sufficient to repay the total loan within (a) a period of time determined by the weighted-average life of the equipment being purchased with the proceeds thereof or (b) 20 years. Under this loan, we committed to employing at least 30 employees, with aggregate salaries of at least $1.0 million, once our initial-scale commercial production facility is fully operational. In addition, we are required to pay the entire outstanding principal amount of the loan, together with all other applicable costs, charges and expenses no later than the date 20 years from the date of our first payment on the loan. This loan is non-interest bearing.
The loan agreement contains no financial covenants, and events of default include a failure by KiOR Columbus to make specified investments within Mississippi by December 31, 2015, including an aggregate $500.0 million investment in property, plant and equipment located in Mississippi and expenditures for wages and direct local purchases in Mississippi totaling $85.0 million. If an event of default occurs and is continuing, the MDA may accelerate amounts due under the loan agreement. The loan is secured by certain equipment, land and buildings of KiOR Columbus.
As of June 30, 2011, we received $39.4 million of the Mississippi Development Authority Loan to reimburse us for expenses incurred on the construction of the commercial production facility located in Columbus, Mississippi.
The non-interest bearing component of the Mississippi Development Authority Loan was intended to incentivize us to design, construct and operate its first initial-scale commercial production facility in Columbus, Mississippi. We imputed interest on the Mississippi Development Authority Loan and determined the loan discount to be the difference between the face value of the loan and the discounted present value of the loan using an estimated market rate of 5.5%, with such rate based on interest bearing loans of a similar nature and terms. Of the $39.4 million in loan initial proceeds received through June 30, 2011, we estimated approximately $17.2 million was attributable to the non-interesting bearing component of the loan. Consequently, we recorded a discount on the Mississippi Development Authority Loan of $17.2 million and a reduction of the capitalized cost of the related assets for we were reimbursed in the same amount. The loan discount will be recognized as interest expense, subject to interest capitalization during the construction phase, using the effective interest method.

Additional Financing Requirements
We will need substantial additional capital resources to fund our operations and to construct our standard commercial production facilities, beginning with our first planned standard commercial production facility in Newton, Mississippi in the second half of 2012.
We estimate that the construction costs for each of our standard commercial production facilities will average approximately $350 million, depending on each facility’s unique design requirements. Our two-train centralized hydrotreaters will be constructed in phases, with each train expected to support up to two standard commercial production facilities. We estimate that construction costs for our hydrotreaters will average approximately $110 million per train. By staging the expansion of our standard commercial facilities in discrete facility-by-facility projects that are independently viable, we believe that we will have flexibility to plan our growth in response to capital availability and market conditions.
We intend to utilize proceeds from our initial public offering to fund our operations and a portion of the capital expenditures for our first standard commercial production facility in Newton. We plan to fund the remaining construction costs of the Newton facility with debt and equity from one or more public or private sources. We expect any such financing will be contingent upon, among other things, successful commissioning and start-up of our Columbus facility, entering into satisfactory feedstock supply and offtake agreements for the facility, receipt of necessary governmental and regulatory approvals and permits, any required equity financing, there being no material adverse effect on the Company or industry (including relevant commodity markets) and general market conditions.
Long-Term Debt
Long-term debt consists of the following:

	June 30,	December 31,
	2011	2010
	(Amounts in thousands)

Long-term debt:
Equipment loans	$3,438	$3,710
Business loan	6,252	6,327
Mississippi Development Authority Loan	39,391	—
Less: unamortized debt discounts	(17,745)	(520)

Total debt, net of discount	31,336	9,517
Less: current portion	(1,629)	(4,480)

Long-term debt, net of discount	$29,707	$5,037

Equipment Loans
Equipment Loan #1 — On December 30, 2008, we entered into our equipment loan agreement with Lighthouse Capital Partners VI, L.P. The loan agreement provides for advances at $100,000 minimum increments up to $5.0 million in the aggregate for purchases of equipment. All advances must have been funded no later than September 30, 2009. Each advance represents a separate loan tranche that is payable monthly over a three-year period from the date of issuance of the advance at an annual interest rate of 7.5%. In addition, at loan maturity, we are required to make a payment equal to 7.5% of the total principal on the loan. The loans mature at dates from March 2012 to October 2012.
During 2009, we borrowed all $5.0 million available under the loan. The loan tranches are collateralized by certain of our pilot unit, lab equipment and office equipment valued at approximately $5.0 million.
Equipment Loan #2 — On March 17, 2010, we entered into an equipment loan agreement with Silicon Valley Bank with total availability of $1.0 million, limited to two advances of at least $500,000 each. The full amount of the availability under the loan agreement was drawn down in a single advance of $1 million. The loan is payable monthly over a three-year period at an annual interest rate of 10%. The loan is collateralized by the equipment purchased with the advances valued at approximately $1.3 million.

Business Loan
On January 27, 2010, we entered into a business loan agreement with Lighthouse Capital Partners VI, L.P. and Leader Lending, LLC for an amount of up to $7.0 million. Advances are payable monthly over a three-year period at an annual interest rate of 12% commencing on the date of the advance. In addition, at loan maturity, we are required to make a payment equal to 7.5% of the total amount drawn on the loan.
During 2010, we borrowed the full $7.0 million under the loan agreement. The loan is collateralized by our assets not previously pledged as collateral on the equipment loans described above.
Amendments of Equipment and Business Loan
In February 2011 and April 2011, we amended Equipment Loan #1 and the Business Loan to waive certain covenant restrictions to allow us to enter into the Mississippi Development Authority Loan Agreement. In addition, the amendments provided for a deferral of principal payment for one year, included prepayment penalties and extended the maturities of the loans to January 2014. All other terms were unchanged. Interest during the principal deferral period is paid at 1% to 2.5% over the original stated interest rate and reverts to the original interest rate upon expiration of the deferral period. In connection with the amendments, we paid aggregate fees of $60,000 upon execution of the amendments and agreed to pay $240,000 upon maturity. In addition, we agreed to issue warrants to purchase $300,000 of securities issued in a next-round equity financing, if such equity financing of at least $35 million is completed prior to May 15, 2011. If such financing was not completed prior to May 15, 2011, we agreed to issue warrants to purchase 61,200 shares of Series B Preferred Stock at an exercise price of $4.902 per share. The Series C convertible preferred stock issued in April 2011 in the aggregate amount of $55.0 million met the next-round equity financing requirement and, as a result, warrants to purchase 61,200 shares of Series C convertible preferred stock at an exercise price of $4.902 per share were issued in connection with the equipment and business loan amendments. The warrants to purchase 61,200 shares of Series C convertible preferred stock automatically converted into warrants to purchase 25,000 shares of Class A common shares using a conversion price of 80% of the IPO price.
Convertible Promissory Note to Stockholder
In April 2010, the Note, which was outstanding with one of our stockholders, was non-interest bearing and due to mature on August 4, 2011, with no principal payments required prior to maturity. Under the terms of the Note, if we were to sell on or before the maturity date at least $10.0 million of our convertible preferred stock in a sale or series of related sales, pursuant to which we received gross proceeds of at least $10.0 million, excluding any amounts as a result of conversion of the Note, the Note would be convertible into the same class and series of convertible preferred stock just sold at a price per share equal to 60% of the price paid by the investors participating in the sale. Our Series B convertible preferred stock issuance triggered this conversion option, and the holder of the Note subsequently exercised the right to convert.
We recorded a $10.0 million expense to beneficial conversion feature expense associated with the conversion of the Note into Series B convertible preferred stock. The $10.0 million reflects the value assigned to the beneficial conversion feature. The value of the beneficial conversion feature was not readily determinable upon issuance of the Note because the conversion feature was contingent upon the occurrence of a qualified financing transaction. Neither the timing nor value of such transaction could be estimated at the time the Note was issued. Therefore, we recorded the entire amount of the beneficial conversion feature on the consolidated statements of operations at the time the conversion occurred and value for the beneficial conversion feature could be determined.
Cash Flows

	Six Months Ended
	June 30,
	2011	2010
	(Amounts in thousands)

Net cash provided by (used in):
Operating activities	$(24,577)	$(12,991)
Investing activities	$(50,738)	$(8,021)
Financing activities	$231,542	$57,232

Operating activities. Net cash used in operating activities for the six months ended June 30, 2011 was $24.6 million compared with $13.0 million in the same period in 2010. This increase in cash used was attributable to running the demonstration unit and increased employee costs, as well as increased costs for research and development.
Investing Activities. Net cash used in investing activities for the six months ended June 30, 2011 was $50.7 million compared to $8.0 million in the same period in 2010. This increase in cash used is directly related to the construction of the production facility in Columbus, Mississippi.
Financing Activities. Net cash provided in financing activities was $231.5 million for the six months ended June 30, 2011 as compared to cash provided by financing activities of $57.2 million in the same period in 2010. The increase was primarily attributable to proceeds in the amount of $137.5 million from our initial public offering, $55.0 million from our Series C financing, and $39.4 million from the Mississippi loan during the six months ended June 30, 2011.
Off-Balance Sheet Arrangements
During the periods presented, we did not, nor do we currently have, any off-balance sheet arrangements, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating financing transactions that are not required to be reflected on our consolidated balance sheets.
Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (FASB) issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. We will adopt this standard in the first quarter of 2012 and are currently evaluating its impact on our financial statements and disclosures.
In June 2011, the FASB issued a new accounting standard, which eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011. We will adopt this standard in the first quarter of 2012.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of June 30, 2011, our investment portfolio consisted primarily of money market funds. Due to the short-term nature of our investment portfolio, our exposure to interest rate risk is minimal.

ITEM 4.	Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.
There was no change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1.	Legal Proceedings
We are not a party to any material litigation or proceeding and are not aware of any material litigation or proceeding, pending or threatened against us.

ITEM 1A.	Risk Factors
Investing in our securities involves a high degree of risk. You should carefully consider the following risks and all other information contained in this Quarterly Report, including our consolidated financial statements and the related notes, before investing in our securities. If any of the following risks materialize, our business, prospects, financial condition and operating results could be materially harmed.
Risks Related to Our Business and Industry
We are a development stage company and have not generated any revenue, and our business will not succeed if we are unable to commercialize successfully our renewable transportation fuels.
We are a development stage company with a limited operating history, and we have not yet commercialized our renewable transportation fuels nor have we generated any revenue. We are subject to the substantial risk of failure facing businesses seeking to develop new products. Certain factors that could, alone or in combination, prevent us from successfully commercializing our products include:
•	technical challenges developing our commercial production processes that we are unable to overcome;

•
our ability to finance the roll-out of our planned standard commercial production facilities, including securing private or public debt and/or equity financing, project financing and/or federal, state and local government incentives;

•	our ability to achieve commercial-scale production of renewable transportation fuels on a cost-effective basis and in the time frame we anticipate;

•	our ability to secure and maintain customers to purchase any renewable transportation fuels we produce from our planned commercial production facilities;

•	our ability to produce renewable transportation fuels that meet our potential customers’ specifications;

•	our ability to secure access to sufficient feedstock quantities at economic prices;

•
our ability to secure and maintain all necessary regulatory approvals for the production, distribution and sale of our renewable transportation fuels and to comply with applicable laws and regulations; and

•
actions of direct and indirect competitors that may seek to enter the renewable transportation fuels markets in competition with us or that may seek to impose barriers to one or more aspects of the renewable transportation fuels business that we are pursuing.

We have a history of net losses, and we expect significant increases in our costs and expenses to result in continuing losses as we seek to commercialize our renewable transportation fuels.
We have incurred substantial net losses since our inception, including net losses of $34.3 million and $25.6 million for the six months ended June 30, 2011 and 2010, respectively. We expect these losses to continue. As of June 30, 2011, we had an accumulated deficit of $100.7 million. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including our research and development expenses, continued testing and development at our pilot and demonstration units and engineering and design work and construction of our planned commercial production facilities. We have not yet commercialized our renewable transportation fuels nor have we generated any revenue. We cannot assure you that we will ever achieve or sustain profitability on a quarterly or annual basis.

We have no experience producing renewable transportation fuels at the scale needed for the development of our business or in building the facilities necessary for such production, and we will not succeed if we cannot effectively scale our proprietary technology platform and process design.
We must demonstrate our ability to apply our proprietary technology platform and process design at commercial scale to convert biomass into renewable crude oil and to produce renewable transportation fuels on an economically viable basis. Such production will require that our proprietary technology platform and process design be scalable from our demonstration unit to commercial production facilities. We have not yet completed construction of or operated a commercial-scale production facility, and our technology may not perform as expected when applied at the scale that we plan or we may encounter operational challenges for which we are unable to devise a workable solution. In particular, our initial-scale commercial production facility under construction in Columbus, Mississippi is a first-of-kind project, and we cannot assure you that it will be completed on the schedule that we intend or at all. If and when completed, our initial-scale commercial production facility may not process biomass at designed levels or produce our gasoline and diesel blendstocks at acceptable yields, and we may be unable to improve its performance. As a result of these risks, we may be unable to achieve commercial-scale production in a timely manner, or at all. If these risks materialize, our business and ability to commercialize our renewable transportation fuels would be adversely affected.
The actual cost of constructing, operating and maintaining the facilities necessary to produce our renewable transportation fuels in commercial volumes may be significantly higher than we plan or anticipate.
The production of commercial volumes of our renewable transportation fuels will require the construction of commercial-scale facilities. The construction of these new facilities will require the expenditure of significant amounts of capital, which may exceed our estimates. We may be unable to complete these facilities at the planned costs, on schedule or at all. The construction of new facilities may be subject to construction cost overruns due to labor costs, labor shortages or delays, costs of equipment and materials, weather delays, inflation or other factors, which could be material. In addition, the construction of our facilities may be subject to the receipt of approvals and permits from various regulatory agencies. Those agencies may not approve the projects in a timely manner or may impose restrictions or conditions on a production facility that could potentially prevent construction from proceeding, lengthen its expected completion schedule and/or increase its anticipated cost.
If and when our facilities are constructed, our operating and maintenance costs may be significantly higher than we anticipate. In addition, our facilities may not operate as efficiently as we expect and may experience unplanned downtime, which may be significant. As a result, our initial-scale commercial production facility under construction in Columbus, Mississippi or one or more of the planned standard commercial production facilities may be unable to achieve our expected investment return, which could adversely affect our business and results of operations.
We will need substantial additional capital in the future in order to expand our business.
We require substantial additional capital to grow our business, particularly as we continue to design, engineer and construct our commercial production facilities. The extent of our need for additional capital will depend on many factors, including our ability to obtain equity and debt financing from various public or private sources and to meet any related equity contribution requirements, whether we succeed in producing renewable transportation fuels at commercial scale, our ability to control costs, the progress and scope of our research and development projects, the effect of any acquisitions of other businesses or technologies that we may make in the future and the filing, prosecution and enforcement of patent claims.
We will need to raise additional funds to build our planned standard commercial production facilities and subsequent facilities, continue the development of our technology and products and commercialize any products resulting from our research and development efforts. Future financings that involve the issuance of equity securities would cause our existing stockholders to suffer dilution. In addition, debt financing sources may be unavailable to us and any debt financing may subject us to restrictive covenants that limit our ability to conduct our business. We may be unable to raise sufficient additional funds on acceptable terms, or at all. If we are unable to raise sufficient funds, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay the construction of commercial production facilities, delay, scale back or terminate research or development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or grant licenses on terms that are unfavorable to us. If adequate funds are unavailable, we will be unable to execute successfully our business plan or to continue our business.
We may be unable to obtain regulatory approval for the registration of our products as transportation fuels or as cellulosic biofuel under applicable regulatory requirements. The denial or delay of any of such approvals could delay our commercialization efforts and adversely impact our potential customer relationships, business and results of operations.
We are seeking to commence commercial sales of renewable transportation fuels from our initial-scale commercial production facility in the second half of 2012. Our renewable transportation fuels will be subject to government regulation in our target markets. The U.S. Environmental Protection Agency, or EPA, administers the Clean Air Act, which regulates the commercial registration, distribution and use of fuel products or fuel additives. Before an entity can introduce a fuel or fuel additive into commerce, it must register that fuel or fuel additive with the EPA. Our gasoline and diesel blendstocks have not been registered with the EPA as a fuel.

In addition, in order for our gasoline or diesel blendstocks to qualify as a renewable fuel, advanced biofuel or cellulosic biofuel for the purpose of satisfying the mandates of the Renewable Fuel Standard program, or RFS2, upon petition the EPA will conduct its own assessment of the greenhouse gas emissions associated with the production and use of our gasoline or diesel blendstocks and must verify that our feedstocks qualify as renewable cellulosic biomass. The EPA may not complete this assessment in a timely manner, which could delay or increase the costs of the commercialization of our products, or it may determine that our gasoline or diesel blendstocks do not reduce greenhouse gas emissions in a sufficient amount to qualify as a renewable fuel, advanced biofuel or cellulosic biofuel under RFS2. The EPA could also decide that our feedstocks do not meet the definition of renewable biomass, and thus our products would be ineligible for RFS2 credits. A decision by the EPA that our products do not qualify as a renewable fuel, advanced biofuel or cellulosic biofuel for purposes of satisfying renewable fuel mandates would significantly reduce demand for our product, which would materially and adversely affect our business.
Our offtake agreements for the sale and purchase of the gasoline, diesel and fuel oil blendstocks from our initial-scale commercial production facility under construction are subject to the satisfaction of certain technical, commercial and production requirements. If we fail to meet these requirements, our commercialization plan could be delayed or harmed.
Currently, our offtake agreements for the sale and purchase of the gasoline, diesel and fuel oil blendstocks to be produced at our initial-scale commercial production facility under construction are subject to the satisfaction of certain technical, commercial and production requirements. These agreements do not affirmatively obligate our counterparties to purchase specific quantities of any products from us at this time, and these agreements contain important conditions that must be satisfied before any such purchases are made. These conditions include that we and our counterparties agree on product specifications for our gasoline, diesel and fuel oil blendstocks and that our products conform to those specifications. If we do not satisfy these contractual requirements and if we subsequently are unable to renegotiate those terms, our counterparties may terminate the agreements and our commercialization plan could be delayed or harmed if we need to find other counterparties.
We face challenges in obtaining market acceptance of our renewable transportation fuels, and our business would be harmed if they are not accepted by prospective customers in the transportation fuels market.
We intend to market our renewable transportation fuels as gasoline and diesel blendstocks to refiners, terminal and rack owners and end users. These potential customers frequently impose lengthy and complex product qualification procedures on new blendstocks, influenced by finished product specifications, processing considerations, regulatory issues and other factors. Potential customers may be reluctant to adopt new products due to a lack of familiarity with our blendstocks even though our gasoline and diesel blendstocks meet industry specifications. In addition, our renewable transportation fuels may need to satisfy product certification requirements of equipment manufacturers. For example, fleet owners may need to certify that the use of our renewable transportation fuels in their vehicles will not invalidate product warranties. If we are unable to convince prospective customers that our gasoline and diesel blendstocks are compatible with their existing processes or that the use of our products is otherwise to their benefit, our business will be adversely affected.
We have limited experience in structuring arrangements with prospective customers for the purchase of our renewable transportation fuels, including price mechanisms that allow us to realize the benefit of any government incentives our renewable transportation fuels generate for ourselves or our potential customers, and we may not succeed in this essential aspect of our business.
We have not yet completed the commercial development of our renewable transportation fuels, and we have limited experience structuring arrangements with potential customers that would allow us to benefit from new government incentives for renewable fuels. Our pricing formula with these potential customers must be designed to allow us to realize the benefits of cellulosic biofuel renewable identification number, or RIN, credits, cellulosic biofuel tax credits and other government incentives we generate for ourselves or our customers. Markets that value cellulosic biofuel RIN credits and other government incentives may take a long period of time to develop or may not materialize at all. These events could delay our ability to capitalize on the opportunities presented to us by our technology, including preventing us from achieving commercialization of our renewable transportation fuels.
Further, we plan to sell large amounts of our products to specific potential customers, and this will require that we effectively negotiate contracts for these relationships. The companies with which we expect to have customer arrangements generally are much larger and have substantially greater bargaining power than us. As a result, we may be ineffective in negotiating the terms of our relationships with these companies, which could adversely affect our future results of operations.

The price of renewable fuel credits may reduce demand for our products.
RFS2 allows additional RIN credits to be granted to obligated parties who blend into their fuel more than the required percentage of renewable fuels in a given year. These credits may be traded to other parties or may be used in subsequent years to satisfy RFS2 requirements. The trading prices of renewable fuel and advanced biofuel RIN credits are influenced by, among other factors, the transportation costs associated with renewable fuels, the mandated level of renewable fuel use for a specific year, the possibility of waivers of renewable fuel mandates and the expected supply of renewable fuel products. Any reduction in the cost of RIN credits could reduce the demand for our renewable transportation fuels.
Our future success may depend on our ability to produce our renewable transportation fuels without government incentives on a cost-competitive basis with petroleum-based fuels. If current or anticipated government incentives are reduced significantly or eliminated and petroleum-based fuel prices are lower or comparable to the cost of our renewable transportation fuels, demand for our products may decline, which could adversely affect our future results of operations.
Changes in government regulations, including mandates, tax credits, subsidies and other incentives, could have a material adverse effect upon our business and results of operations.
The market for renewable fuels is heavily influenced by foreign, federal, state and local government regulations and policies. Changes to existing, or adoption of new foreign, federal, state and local legislative and regulatory initiatives that impact the production, distribution or sale of renewable fuels may harm our business. For example, RFS2 currently calls for 14 billion gallons of liquid transportation fuels sold in 2011 to come from renewable fuels, a mandate that grows to 36 billion gallons by 2022. Of this amount, 16 billion gallons of renewable fuels used annually by 2022 must be cellulosic biofuel. In the United States and in a number of other countries, regulations and policies like RFS2 have been modified in the past and may be modified again in the future. In the United States, the Administrator of the EPA, in consultation with the Secretary of Energy and the Secretary of Agriculture, may waive certain renewable fuels standards, on his or her own motion or in response to a petition requesting such waiver, to avert economic harm or in response to inadequate supply. The Administrator of the EPA is also required to reduce the mandate for cellulosic biofuel use if projected supply for a given year falls below a minimum threshold for that year. Any reduction in, or waiver of, mandated requirements for fuel alternatives and additives to gasoline may cause demand for renewable biofuels to decline and deter investment in the research and development of renewable fuels. The Administrator could also revise qualification standards for renewable fuels in ways that increase our expenses by requiring different feedstocks, imposing extensive tracking and sourcing requirements, or prevent our process from qualifying as a renewable fuel under RFS2.
In addition, the U.S. Congress has passed legislation that extends tax credits for, among other things, the production of certain renewable fuel products as contemplated by our current process design. However, we cannot assure you that this or any other favorable legislation will remain in place. Any reduction in or phasing out or elimination of existing tax credits, subsidies and other incentives in the United States and foreign markets for renewable fuels, or any inability of us or our prospective customers to access such credits, subsidies and other incentives, may adversely affect demand for, and increase the overall cost of our renewable transportation fuels, which would adversely affect our business. In addition, market uncertainty regarding future policies may also affect our ability to develop new renewable products and to sell products to our potential customers. Any inability to address these requirements and any regulatory or policy changes could have a material adverse effect on our business, financial condition and results of operations.
We may be unable to realize expected economies of scale, reduce our feedstock costs, increase our overall yields and optimize the composition of our renewable transportation fuels, which could limit our ability to sell our products at competitive prices and materially and adversely affect our business and prospects.
We may be unable to realize expected economies of scale, reduce our feedstock costs, increase our overall yields and optimize the composition of our renewable crude oil in order to produce our renewable fuel products on a cost-competitive basis with existing petroleum-based fuel products without government incentives. In particular, we may be unsuccessful in incorporating lower grade woody biomass, such as logging residues, branches and bark, in our process to reduce our feedstock costs or maintain our yields. In addition, our research and development efforts may fail to increase the yield of our biomass fluid catalytic cracking (BFCC) process such that we may be unable to produce renewable transportation fuels at the costs or in the quantities that we anticipate. Our failure to achieve these efficiencies or improvements over time could limit our ability to sell our products at competitive prices and materially and adversely affect our business and prospects.
The production of our renewable transportation fuels will require significant amounts of feedstock, and we may be unable to acquire sufficient amounts of feedstock to produce the amount of our products that we commit to sell to potential customers, or we may experience difficulties or incur costs obtaining such feedstock.
The successful commercialization of our renewable transportation fuels will require us to acquire and process large amounts of feedstock, which primarily will be Southern Yellow Pine whole tree chips. We may experience difficulties in obtaining access to feedstock and transporting feedstock to our commercial production facilities. Our access to feedstock may be adversely affected by weather or actions by landowners, sellers or competing buyers of feedstock. In addition, fires or other natural disasters in the vicinity of our commercial production facilities could affect the availability of feedstock. We may be unable to secure access to feedstock or to secure the transportation of feedstock to our planned commercial production facilities on terms acceptable to us or at all. If we are unable to secure cost-effective access to feedstock, our ability to produce our renewable transportation fuels would be adversely affected.

The price of woody biomass and other renewable feedstock could increase or become volatile, or their availability could be reduced, which would increase the production costs of our renewable transportation fuels.
The price of woody biomass and other renewable feedstock may increase or become volatile due to changes in demand, such as the increased use of such feedstock in the generation of renewable electricity. Such changes would result in higher feedstock prices and/or a significant decrease in the volume of woody biomass and other renewable feedstock available for the production of the renewable transportation fuels we plan to sell, which could adversely affect our business and results of operations.
We may be unable to locate facilities near low-cost, abundant and sustainable sources of biomass and adequate infrastructure, which may affect our ability to produce cost-effective renewable transportation fuels.
Our business model and the successful commercialization of our renewable transportation fuels will depend on our ability to locate commercial production facilities near low-cost, abundant and sustainable sources of renewable biomass and in proximity to adequate infrastructure. Our ability to place facilities in locations where we can economically produce our renewable transportation fuels from nearby feedstock and transport those fuels to potential customers will be subject to the availability and cost of land, the availability of adequate infrastructure and skilled labor resources in such areas, and to legal and regulatory risks related to land use, permitting and environmental regulations. If we are unable to locate facilities at sites that allow economical production and transport of our products, our ability to produce renewable transportation fuels cost-effectively could be adversely affected.
A disruption in our supply chain for components of our proprietary catalyst system could materially disrupt or impair our ability to produce renewable transportation fuels.
We rely on third parties to supply the components of our proprietary catalyst system and, although we currently prepare finished catalyst ourselves, we may require third parties to provide commercial supply of finished catalyst. Our operations could be materially disrupted if we lose any of these suppliers or if any supplier experiences a significant interruption in its manufacturing and is unable provide an adequate supply of these components to meet our demand. Any such disruptions or delays could have a material adverse effect on our business and results of operations.
Our business will be subject to fluctuations in commodity prices.
We believe that some of the present and projected demand for renewable fuels results from relatively recent increases in the cost of petroleum. We intend to market our gasoline and diesel blendstocks as alternatives to corresponding petroleum-based fuels. If the price of petroleum-based fuels declines, we may be unable to produce gasoline and diesel blendstocks that are cost-effective alternatives to their petroleum-based counterparts. Declining oil prices, or the perception of a future decline in oil prices, would adversely affect the prices we can obtain from our potential customers or prevent us from entering into agreements with potential customers for our products.
Petroleum prices have been extremely volatile. Lower petroleum prices over extended periods of time may change the perceptions in government and the private sector that cheaper, more readily available energy alternatives should be developed and produced. If petroleum prices were to decline from present levels and remain at lower levels for extended periods of time, the demand for renewable fuels could be reduced, and our results of operations and financial condition may be adversely affected.
In addition, our commercial production facilities may use significant amounts of natural gas to operate. Accordingly, our business depends on natural gas supplied by third parties. An increase in the price of natural gas could adversely affect our results of operations and financial condition.
Growth may place significant demands on our management and our infrastructure.
We have experienced, and may continue to experience, expansion of our business as we continue to make efforts to develop and bring our products to market. Our growth and operations have placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, results of operations and financial condition would be harmed.

We may incur significant costs complying with environmental laws and regulations, and failure to comply with these laws and regulations could expose us to significant liabilities.
The production of renewable fuels involves the emission of various airborne pollutants. As a result, we are subject to several different environmental laws, regulations and permitting requirements administered by the EPA and the states where our facilities are and may be located, including Clean Air Act, or CAA, requirements. These laws, regulations and permitting requirements may restrict our emissions, affect our ability to make changes to our operations, and otherwise impose limitations on or require controls on our operations. In addition to costs that we expect to incur to achieve and maintain compliance with these laws, new or more stringent CAA standards or other environmental requirements in the future also may limit our operating flexibility or require the installation of new controls at our facilities.
We also use, transport and produce hazardous chemicals and materials in our business and are subject to a variety of federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these materials. Our safety procedures for handling, transporting and disposing of these materials and waste products may be incapable of eliminating the risk of accidental injury or contamination from the use, storage, transporting, handling or disposal of hazardous materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our insurance coverage. We may not be insured against all environmental accidents that might occur, some of which may result in toxic tort claims. There can be no assurance that violations of environmental, health and safety laws will not occur in the future as a result of human error, accident, equipment failure or other causes. Compliance with applicable environmental laws and regulations may be expensive, and the failure to comply with past, present or future laws could result in the imposition of fines, third party property damage, product liability and personal injury claims, investigation and remediation costs, the suspension of production or a cessation of operations, and our liability may exceed our total assets. Liability under environmental laws can be joint and several and without regard to comparative fault. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations, which could impair our research, development or production efforts and harm our business. Later-enacted federal and state governmental requirements may substantially increase our costs or delay or prevent the construction and operation of our facilities, which could have a material adverse effect on our business, financial condition and result of operations. Consequently, considerable resources may be required to comply with future environmental regulations.
Climate change legislation, regulatory initiatives and litigation could result in increased operating costs.
In recent years, the U.S. Congress has been considering legislation to restrict or regulate emissions of greenhouse gases, or GHGs, such as carbon dioxide and methane, that are understood to contribute to global warming. In addition, almost half of the states, either individually or through multi-state regional initiatives, have begun to address GHG emissions. Independent of Congress, the EPA has adopted regulations controlling GHG emissions under its existing CAA authority. For example, on December 15, 2009, the EPA officially published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. In 2009, the EPA adopted rules regarding regulation of GHG emissions from motor vehicles. In addition, on September 22, 2009, the EPA issued a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States beginning in 2011 for emissions occurring in 2010. In June 2010, the EPA also issued a final rule, known as the “Tailoring Rule,” that makes certain large stationary sources and modification projects subject to permitting requirements for greenhouse gas emissions under the CAA. Furthermore, legislation to delay or reduce the EPA’s ability to proceed with the regulation of GHGs continues to be considered by Congress.
At this time, the projected GHG emissions from our facilities, including our initial-scale commercial production facility under construction in Columbus, Mississippi, would not meet the applicable thresholds for GHG permitting or reporting requirements. Although it is not possible at this time to accurately estimate how potential future laws or regulations addressing GHG emissions would impact our business, any future federal laws or implementing regulations that may be adopted to address GHG emissions could require us to incur increased operating costs. The potential increase in the costs of our operations resulting from any legislation or regulation to restrict emissions of GHGs could include new or increased costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our GHG emissions, pay any taxes related to our GHG emissions and administer and manage a GHG emissions program. We cannot predict with any certainty at this time how these possibilities may affect our operations.

Loss of key personnel, including key management personnel and key technical personnel, or failure to attract and retain additional personnel could delay our product development programs and harm our research and development efforts and our ability to meet our business objectives.
Our business requires a management team and employee workforce that is knowledgeable in the technological and commercial areas in which we operate. The loss of any key member of our management or key technical and operational employees, or the failure to attract or retain such employees could prevent us from developing and commercializing our products and executing our business strategy. We may be unable to attract or retain qualified employees in the future due to the intense competition for qualified personnel among catalyst, refining, alternative and renewable fuel businesses, or due to the unavailability of personnel with the qualifications or experience necessary for our business. In particular, our process development program depends on our ability to attract and retain highly skilled technical and operational personnel with particular experience and backgrounds. Competition for such personnel from numerous companies and academic and other research institutions may limit our ability to hire individuals with the necessary experience and skills on acceptable terms. In addition, we expect that the execution of our strategy of constructing multiple commercial production facilities to bring our products to market will require the expertise of individuals experienced and skilled in managing complex, first-of-kind capital development projects.
All of our employees are at-will employees, which means that either the employee or we may terminate their employment at any time. If we are unable to attract and retain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that will adversely affect our ability to commercialize our products, meet the demands of our potential customers in a timely fashion or to support our internal research and development programs, which could impair our ability to meet our business objectives and adversely affect our results of operations and financial condition.
Weather, natural disasters and accidents may significantly affect our results of operations and financial condition.
Our corporate headquarters, pilot plant and demonstration unit are located outside of Houston, Texas, which is an area exposed to and affected by hurricanes. Major hurricanes may cause significant disruption in our operations on the U.S. Gulf Coast, logistics across the region and the supply of feedstock, which could have an adverse impact on our operations. We do not have a detailed disaster recovery plan. In addition, we may not carry sufficient business insurance to compensate us for losses that may occur. We are not insured against environmental pollution resulting from environmental accidents that occur on a sudden and accidental basis, some of which may result in toxic tort claims. Any losses or damages could have a material adverse effect on our cash flows and success as an overall business.
We may be subject to product liability claims and other claims of our potential customers.
The design, development, production and sale of our renewable transportation fuels involve an inherent risk of product liability claims and the associated adverse publicity. We may be named in product liability suits relating to our gasoline and diesel blendstocks or the finished gasoline and diesel fuel containing our blendstocks, even for defects resulting from errors of our potential customers. These claims could be brought by various parties, including potential customers who are purchasing our products directly from us or other users who purchase our products from our customers.
In addition, our potential customers may bring suits against us alleging damages for the failure of our products to meet specifications or other requirements. Any such suits, even if unsuccessful, could be costly and disrupt the attention of our management and damage our negotiations with other potential customers.
Although we seek to limit our product liability in contracts with our potential customers, including indemnification from customers for such product liability claims, such limits may not be enforceable or may be subject to exceptions. Our insurance coverage may be inadequate to cover all potential liability claims. Insurance coverage is expensive and may be difficult to obtain. Also, insurance coverage may not be available in the future on acceptable terms and may not be sufficient to cover potential claims. We cannot assure you that our potential customers will have adequate insurance coverage to cover against potential claims. If we experience a large insured loss, it might exceed our coverage limits, or our insurance carrier may decline to further cover us or may raise our insurance rates to unacceptable levels, any of which could impair our financial position.
Our quarterly operating results may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of research analysts or investors, which could cause our stock price to decline.
Our financial condition and operating results may vary significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described else where in this Quarterly Report:
•	our ability to achieve or maintain profitability;

•	the feasibility of producing our renewable transportation fuels on a commercial scale;

•	our ability to manage our growth;

•	fluctuations in the price of and demand for petroleum-based products;

•	the availability of cost-effective renewable feedstock sources;

•	the existence of government programs and incentives or regulation;

•	potential issues related to our ability to report accurately our financial results in a timely manner;

•	our dependence on, and the need to attract and retain, key management and other personnel;

•	our ability to obtain, protect and enforce our intellectual property rights;

•	potential advantages that our competitors and potential competitors may have in securing funding or developing projects;

•	our ability to obtain additional capital that may be necessary to expand our business;

•	business interruptions such as hurricanes, natural disasters and accidents;

•	our ability to comply with laws and regulations;

•	our ability to properly handle and dispose of hazardous materials used in our business; and

•	our ability to use our net operating loss carryforwards to offset future taxable income.
Due to the various factors mentioned above, and other factors described in this Quarterly Report, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.
Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.
In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards, or NOLs, to offset future taxable income. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code has occurred after each of our previous issuances of common stock, preferred stock and convertible debt. If we have undergone an ownership change as a result of such issuances or as a result of our initial public offering, our ability to utilize NOLs could be limited by Section 382 of the Internal Revenue Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations.
If we fail to maintain an effective system of internal controls, we might be unable to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, will require us and our independent registered public accounting firm to evaluate and report on our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2012. The process of implementing our internal controls and complying with Section 404 will be expensive and time consuming, and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including Securities and Exchange Commission, or SEC, action, ineligibility for short form resale registration, the suspension or delisting of our Class A common stock from The Nasdaq Global Select Market and the inability of registered broker-dealers to make a market in our Class A common stock, which would further reduce our stock price and could harm our business.
Implementing a new enterprise resource planning system could interfere with our business or operations and could adversely impact our financial position, results of operations and cash flows.
We are in the process of implementing a new enterprise resource planning, or ERP, system. This project requires significant investment of capital and human resources, the re-engineering of many processes of our business, and the attention of many employees who would otherwise be focused on other aspects of our business. Any disruptions, delays or deficiencies in the design and implementation of the new ERP system could result in potentially much higher costs than we had anticipated and could adversely affect our ability to develop and commercialize products, provide services, fulfill contractual obligations, file reports with the SEC in a timely manner and/or otherwise operate our business, or otherwise impact our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.

International expansion is one of our growth strategies, and international operations will expose us to additional risks that we do not face in the United States, which could have an adverse effect on our operating results.
We expect to focus our initial business and operations in the United States; however, international expansion is one of our growth strategies. If and when we expand internationally, our operations will be subject to a variety of risks that we do not face in the United States including:
•	building and managing experienced foreign workforces and overseeing and ensuring the performance of foreign subcontractors;

•	increased travel, infrastructure and legal and compliance costs associated with multiple international locations;

•	additional withholding taxes or other taxes on our foreign income, and tariffs or other restrictions on foreign trade or investment;

•	imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements, many of which differ from those in the United States;

•	increased exposure to foreign currency exchange rate risk;

•	longer payment cycles for sales in some foreign countries and potential difficulties in enforcing contracts and collecting accounts receivable;

•	difficulties in repatriating overseas earnings;

•	general economic conditions in the countries in which we operate; and

•	political unrest, war, incidents of terrorism or responses to such events.
Our overall success in international markets will depend, in part, on our ability to succeed in differing legal, regulatory, economic, social and political conditions. We may not be successful in developing and implementing policies and strategies that will be effective in managing these risks in each country where we do business. Our failure to manage these risks successfully could harm our international operations, reduce our international sales and increase our costs, thus adversely affecting our business, financial condition and operating results.
Risks Related to Our Intellectual Property
There are many companies developing technology in this area of business, and other parties may have intellectual property rights which could limit our ability operate freely.
Our commercial success depends on our ability to operate without infringing the patents and proprietary rights of other parties and without breaching any agreements we enter. We are aware of other parties applying various technologies, including fluid catalytic cracking (FCC), to make renewable transportation fuels from biomass. We cannot determine with certainty whether patents of other parties may materially affect our ability to conduct our business. Because patent applications can take several years to issue, there may currently be pending applications, unknown to us, that may result in issued patents that cover our technologies or product candidates. We are aware of a significant number of patents and patent applications relating to aspects of our technologies filed by, and issued to, third parties. The existence of third-party patent applications and patents could significantly reduce the scope of coverage of any patents granted to us and limit our ability to obtain meaningful patent protection.
If a third party asserts that we infringe upon its patents or other proprietary rights, we may need to obtain a license, if a license is available, or redesign our technology. We could otherwise face a number of other issues that could seriously harm our competitive position, including:
•
infringement and other intellectual property claims, which could be costly and time consuming to litigate, whether or not the claims have merit, and which could delay getting our products to market and divert management attention from our business;

•	substantial damages for past infringement, which we may have to pay if a court determines that our products or technologies infringe upon a competitor’s patent or other proprietary rights;

•	a court prohibition from selling or licensing our technologies or future products unless the holder licenses the patent or other proprietary rights to us, which it would not be required to do; and

•	if a license is available from a third party, an obligation to pay substantial royalties or grant cross licenses to our patents or proprietary rights.

Many of our employees were previously employed at specialty chemical, oil and forest products companies, including our competitors or potential competitors. We may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel and be enjoined from certain activities. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize our products, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and demand on management resources.
Our patent applications may not result in issued patents, which may allow competitors to more easily exploit technology similar to ours.
Part of our expected market advantage depends in part on our ability to maintain adequate protection of our intellectual property for our technologies and products and potential products in the United States and other countries. We have adopted a strategy of seeking patent protection in the United States and in foreign countries with respect to certain of the technologies used in or relating to our products and processes. Our intellectual property claims cover different aspects of our technology, and many of them have been or will be filed both in the United States and in various foreign jurisdictions. These patent applications and granted patents are directed to aspects of our technology and/or to our methods and products that support our business. However, the issuance and enforcement of patents involves complex legal and factual questions. Accordingly, we cannot be certain that the patent applications that we file will result in patents being issued, or that our patent and any patents that may be issued to us will cover our technology or the methods or products that support our business, or afford protection against competitors with similar technology. Moreover, the issuance of a patent is not conclusive as to its validity, scope or enforceability, and competitors might successfully challenge the validity, scope or enforceability of any issued patents should we try to enforce them. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications will be granted even if U.S. patents are issued.
Our ability to compete may decline if we are required to enforce or defend our intellectual property rights through costly litigation or administrative proceedings.
Unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Identifying unauthorized use of our intellectual property is difficult, because we may be unable to monitor the processes and materials employed by other parties, and the end products of our proprietary technology may be commodities from which it would be difficult to ascertain the methods or materials used in their manufacture. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where enforcement of intellectual property rights is more difficult than in the United States. Proceedings to enforce or defend our intellectual property rights could result in substantial costs, even if the eventual outcome were favorable to us, and would divert both funds and other of our resources from our business objectives. If the outcome of any such proceedings is unfavorable and competitors are able to use our technology without payment to us, our ability to compete effectively could be harmed. Furthermore, the nature of any protection against foreign competition that may be afforded by any patents we may have is often difficult to predict and varies significantly from country to country. Moreover, others may independently develop and obtain patents for technologies that are similar or superior to our technologies. If that happens, we may need to license these technologies, and we may not be able to obtain licenses on reasonable terms, if at all, which could cause harm to our business.
Confidentiality agreements with employees and others may not adequately prevent disclosures of trade secrets and other proprietary information.
We rely in part on trade secret protection to protect our confidential and proprietary information and processes. However, trade secrets are difficult to protect. We have taken measures to protect our trade secrets and proprietary information, but these measures may not be effective. We require new employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. Nevertheless, our proprietary information may be disclosed, third parties could reverse engineer our catalyst systems and others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Competitors and potential competitors who have greater resources and experience than we do may develop products and technologies that compete with ours or may use their greater resources to gain market share at our expense.
Our ability to compete successfully will depend on our ability to develop proprietary technologies that produce interchangeable products in large volumes and at costs below the prevailing market prices for our products. Many of our competitors have substantially greater production, financial, research and development, personnel and marketing resources than we do. In addition, certain of our competitors may also benefit from local government programs and incentives that are not available to us. As a result, our competitors may be able to develop competing and/or superior technologies and processes, and compete more aggressively and sustain that competition over a longer period of time than we could. Our technologies and products may be rendered uneconomical or otherwise obsolete by technological advances or entirely different approaches developed by one or more of our competitors. As more companies develop new intellectual property in our markets, the possibility of a competitor acquiring patent or other rights that may limit our products or potential products increases, which could lead to litigation.
In addition, various governments have recently announced a number of spending programs focused on the development of clean technology, including alternatives to petroleum-based fuels and the reduction of carbon emissions. Such spending programs could lead to increased funding for our competitors or the rapid increase in the number of competitors within those markets.
Our limited resources relative to many of our competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures. This failure could reduce our competitiveness and market share, adversely affect our results of operations and financial position, and prevent us from achieving or maintaining profitability.
Risks Related to Ownership of Our Class A Common Stock
Our share price may be volatile and you may be unable to sell your shares at a price acceptable to you.
The market price of shares of our Class A common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:
•	actual or anticipated fluctuations in our financial condition and operating results;

•	the position of our cash, cash equivalents and marketable securities;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;

•	announcements of technological innovations by us, our collaborators or our competitors;

•	announcements by us, our customers or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	the entry into, modification or termination of customer contracts;

•	additions or losses of customers;

•	additions or departures of key management, scientific or other personnel;

•	competition from existing technologies and products or new technologies and products that may emerge;

•	issuance of new or updated research reports by securities or industry analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	changes in existing laws, regulations and policies applicable to our business and products, including RFS2, and the adoption or failure to adopt carbon emissions regulation;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our insiders or our other stockholders;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	general market conditions in our industry; and

•	general economic and market conditions, including the recent financial crisis.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of shares of our Class A common stock. If the market price of shares of our Class A common decreases, you may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.
Holders of our Class A common stock are entitled to one vote per share, and holders of our Class B common stock are entitled to 10 votes per share. The lower voting power of our Class A common stock may negatively affect the attractiveness of our Class A common stock to investors and, as a result, its market value.
We have two classes of common stock: Class A common stock, which is the stock we sold in our initial public offering and which is entitled to one vote per share, and Class B common stock, which is entitled to 10 votes per share. The difference in the voting power of our Class A common stock and Class B common stock may have the effect of delaying or preventing a change in control of our company otherwise favored by stockholders otherwise holding a majority of our common stock and could diminish the market value of our Class A common stock because of the superior voting rights of our Class B common stock and the power those rights confer.
For the foreseeable future, Khosla Ventures will be able to control the selection of all members of our Board of Directors, as well as virtually every other matter that requires stockholder approval, which will severely limit the ability of other stockholders to influence corporate matters.
Except in certain limited circumstances required by applicable law, holders of Class A common stock and Class B common stock vote together as a single class on all matters to be voted on by our stockholders. Khosla Ventures owns Class A common stock and Class B common stock that together represent a majority of the combined voting power of our outstanding Class A common stock and Class B common stock. Under our amended and restated certificate of incorporation, holders of shares of Class B common stock may generally transfer those shares to affiliated entities, without having the shares automatically convert into shares of Class A common stock. Therefore, Khosla Ventures will, for the foreseeable future, be able to control the outcome of the voting on virtually all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as an acquisition of our company, even if they come to own, in the aggregate, as little as 10% of the economic interest of the outstanding shares of our Class A common stock and Class B common stock. Moreover, Khosla Ventures may take actions in their own interests that you or our other stockholders do not view as beneficial.
As an example of how Khosla Ventures’ interests may differ from other stockholders, Khosla Ventures has advised us as follows: Khosla Ventures believes that promoting energy independence and a sustainable environment are the most important issues facing society today. Khosla Ventures’ goal is to invest in products and services that will better the lives of as many people as possible by fundamentally altering the way the world produces and consumes energy. In pursuing that goal, Khosla Ventures makes investments and decisions that may give priority to long-term financial returns over short-term financial returns. Khosla Ventures believes that considering environmental, social and other consequences are important in maximizing stockholder value over the long term and that high risk projects may generate the highest long term returns. Further, the objectives and goals of Khosla Ventures relating to its investments may change over time. As a result of the foregoing, you should be aware that Khosla Ventures may vote its shares of common stock in a way our other stockholders do not view as beneficial.
Investors in our Class A common stock do not have the same protections generally available to stockholders of other Nasdaq-listed companies because we are a “controlled company” within the meaning of the Nasdaq Listing Rules.
Khosla Ventures controls a majority of our outstanding common stock. As a result, we are a “controlled company” within the meaning of Nasdaq Listing Rule 5615(c). As a controlled company, we qualify for, and our Board of Directors may and intends to rely upon, exemptions from several corporate governance requirements, including requirements that:
•	a majority of the Board of Directors consist of independent directors;

•
compensation of officers be determined or recommended to the Board of Directors by a majority of the Board’s independent directors or by a compensation committee comprised solely of independent directors; and

•
director nominees be selected or recommended to the Board of Directors by a majority of the Board’s independent directors or by a nominating committee that is composed entirely of independent directors.

Additionally, Khosla Ventures will be able to have its nominees represented on our compensation committee and our corporate governance and nominating committee. Accordingly, investors in our Class A common stock will not be afforded the same protections generally as stockholders of other Nasdaq-listed companies for so long as Khosla Ventures’ designees to our Board of Directors represent a majority of our board and determine to rely upon such exemptions. Please read “— For the foreseeable future, Khosla Ventures will be able to control the selection of all members of our Board of Directors, as well as virtually every other matter that requires stockholder approval, which will severely limit the ability of other stockholders to influence corporate matters” for more information on the risks we face in connection with our initial investors’ ability to control the outcome of virtually all stockholder votes.
A significant portion of our total outstanding shares of common stock is restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our Class A common stock. As of June 30, 2011, entities affiliated with Khosla Ventures, entities affiliated with Artis Capital Management, L.P., entities affiliated with Alberta Investment Management Corporation and BIOeCON B.V. beneficially own, collectively, approximately 86% of our outstanding common stock. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline. As a result of the underwriting arrangements for our initial public offering, approximately 96 million shares of common stock are subject to a 180-day contractual lock-up with the underwriters and approximately 46 million shares of common stock are subject to a 360-day contractual lock-up with the underwriters, as measured from the pricing date of our initial public offering (June 23, 2011). Of the shares subject to a contractual lock-up with the underwriters, approximately 44 million shares of common stock are also subject to a 180-day contractual lock-up with us.
Holders of an aggregate of approximately 73 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
In addition, as of June 30, 2011, there were 15.4 million shares subject to outstanding options and 1.6 million restricted shares granted under our amended and restated 2007 Stock Option/Stock Issuance Plan that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements, the lock-up agreements and Rules 144 and 701 under the Securities Act of 1933. These shares can be freely sold in the public market upon issuance and once vested, subject to the 180-day lock-up periods under the lock-up agreements described above.
If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our stock price and trading volume could decline.
The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
We have broad discretion in the use of net proceeds from our initial public offering and may not use them effectively.
Although we currently intend to use the remaining unused net proceeds from our initial public offering in the manner described in Item 2 of Part II of this Quarterly Report, we will have broad discretion in the application of the remaining unused net proceeds. Our failure to apply these net proceeds effectively could affect our ability to continue to develop and sell our products and grow our business, which could cause the value of your investment to decline.
We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.
As a public company following our initial public offering, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as related rules implemented by the SEC and The Nasdaq Global Select Market, imposes various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more expensive for us to maintain director and officer liability insurance.

We do not anticipate paying any cash dividends in the foreseeable future, and accordingly, stockholders must rely on stock appreciation for any return on their investment.
After the completion of this offering, we do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not invest our Class A common stock.
Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:
•	dual class of common stock with each share of Class B common stock entitled to 10 votes while each share of Class A common stock is entitled only to one vote;

•	authorizing the Board of Directors to issue, without stockholder approval, preferred stock with rights senior to those of our common stock;

•	authorizing the Board of Directors to amend our bylaws and to fill board vacancies until the next annual meeting of the stockholders;

•	prohibiting stockholder action by written consent;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	not authorizing our stockholders to call a special stockholder meeting; and

•	requiring advance notification of stockholder nominations and proposals.
As a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law, which, subject to some exceptions, prohibits “business combinations” between a Delaware corporation and an “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock, for a three-year period following the date that the stockholder became an interested stockholder.
These and other provisions in our amended and restated certificate of incorporation and our amended and restated bylaws and under Delaware law could discourage potential takeover attempts, reduce the price that investors might be willing to pay in the future for shares of our common stock and result in the market price of our common stock being lower than it would be without these provisions.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2011, we have issued unregistered securities to a number of persons, as described below (after giving effect to a 2-for-1 stock split in June 2011):
(a) Equity Issuances
•
In April 2011, we issued and sold an aggregate of 11,219,908 shares of our Series C convertible preferred stock at $4.902 per share for an aggregate purchase price of approximately $55.0 million to eight accredited investors that were existing investors in our company.

(b) Warrant Issuances
•
In June 2011, we issued warrants to purchase an aggregate of 10,198 shares of our Series C preferred stock at an exercise price of $4.902 per share to Lighthouse Capital Partners VI, L.P. in connection with an amendment to the December 2008 $5 million equipment loan.

•
In June 2011, we issued warrants to purchase an aggregate of 50,996 shares of our Series C preferred stock at an exercise price of $4.902 per share to Lighthouse Capital Partners VI, L.P. (35,698 shares) and Leader Lending, LLC (15,298 shares) in connection with an amendment to a $7 million business loan.

(c) Options under Amended and Restated 2007 Stock Option/Stock Issuance Plan
•
As of June 30, 2011, there were 16.2 million shares of our Class A common stock and Class B common stock issuable to employees, directors and consultants issuable upon the exercise of options to purchase under our amended and restated 2007 Stock Option/Stock Issuance Plan, with exercise prices ranging from $0.08375 to $15 per share.

•
In June 2011, we granted 1.6 million shares of our Class     A common stock to employees, directors and consultants issuable upon employees having satisfied the necessary service conditions to earn the rights to the shares.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and the registrant believes the transactions were exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(2) thereof, and the rules and regulations promulgated thereunder, or Rule 701 thereunder, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701.
Use of Proceeds from Public Offering of Class A Common Stock
Our initial public offering of Class A common stock was effected through a Registration Statement on Form S-1 (File No. 333-173440) that was declared effective by the SEC on June 23, 2011. The net offering proceeds to us, after deducting underwriting discounts and commissions of approximately $9.8 million and offering costs of approximately $2.7 million, were approximately $137.5 million. At June 30, 2011, the net proceeds were invested in short-term, interest-bearing investment grade securities. We granted the underwriters a 30-day option to purchase up to 1,500,000 additional shares of our Class A common stock at the initial public offering prices, which was exercised in July 2011 resulting in the issuance of an additional 800,000 shares for additional net proceeds of approximately $11.2 million, net of underwriting discounts and commissions of approximately $0.8 million.
No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. Credit Suisse (USA) LLC, UBS Securities LLC, Goldman, Sachs & Co., Piper Jaffray & Co., Citigroup Global Markets Inc. and Deutsche Bank Securities Inc. were the managing underwriters for the offering.

ITEM 5.	Other Information
Condoleezza Rice, Ph.D.’s election to the Board of Directors of the Company became effective on August 9, 2011. In connection with her election, Dr. Rice was granted 230,000 restricted stock units, which vest in 20 equal quarterly installments over five years. The Company will pay Dr. Rice a cash retainer of $2,500 per month as a non-employee director and reimburse reasonable expenses incurred in connection with her attendance of meetings.

ITEM 6.	Exhibits
See the Exhibit Index accompanying this Quarterly Report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KiOR, Inc.
By:	/s/ John H. Karnes
John H. Karnes
Chief Financial Officer (Principal Financial Officer)

Date: August 15, 2011

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				SEC			Filed
No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1		Amended and Restated Certificate of Incorporation of KiOR, Inc.	S-8	333-175220	4.1	June 29, 2011

3.2		Amended and Restated Bylaws of KiOR, Inc.	S-8	333-175220	4.2	June 29, 2011

4.1		Preferred Stock Purchase Warrant issued June 6, 2011 to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.15	June 10, 2011

4.2		Preferred Stock Purchase Warrant issued June 6, 2011 to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.16	June 10, 2011

4.3		Preferred Stock Purchase Warrant issued June 6, 2011 to Leader Lending, LLC.	S-1	333-173440	4.17	June 10, 2011

10.1		Feedstock Supply Agreement, dated as of May 27, 2011, between Catchlight Energy LLC and KiOR Columbus LLC.	S-1	333-173440	10.11	June 10, 2011

10.2	†	2011 Long-Term Incentive Plan.					X

10.3	†	Form of Indemnification Agreement.	S-1	333-173440	10.8	May 18, 2011

31.1		Rule 13a-14(a)/15d-14(a) Certification of Fred Cannon (Principal Executive Officer)					X

31.2		Rule 13a-14(a)/15d-14(a) Certification of John Karnes (Principal Financial Officer)					X

32.1		Section 1350 Certification of Fred Cannon (Principal Executive Officer) and John Karnes (Principal Financial Officer)					X

†	Management contracts or compensatory plans or arrangements.