Form 10-Q/A
period 2011-06-30
Kior Inc
filed 2011-09-14
CIK 1418862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE
This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Original Filing”), is filed solely to furnish our XBRL (eXtensible Business Reporting Language) interactive data files in Exhibit 101 as required by Rule 405 of Regulation S-T.
No other part of the Original Filing is amended hereby, and this amendment does not reflect events that have occurred after the date of the Original Filing, nor does it or modify or update in any way disclosures made in the Original Filing.
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for the purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

2

ITEM 6. Exhibits
SIGNATURE
EXHIBIT INDEX
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

ITEM 6.	Exhibits
See the Exhibit Index accompanying this Quarterly Report.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KiOR, Inc.
By:	/s/ John H. Karnes
John H. Karnes
Chief Financial Officer (Principal Financial Officer)

Date: September 14, 2011

3

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				SEC			Filed
No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1		Amended and Restated Certificate of Incorporation of KiOR, Inc.	S-8	333-175220	4.1	June 29, 2011

3.2		Amended and Restated Bylaws of KiOR, Inc.	S-8	333-175220	4.2	June 29, 2011

4.1		Preferred Stock Purchase Warrant issued June 6, 2011 to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.15	June 10, 2011

4.2		Preferred Stock Purchase Warrant issued June 6, 2011 to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.16	June 10, 2011

4.3		Preferred Stock Purchase Warrant issued June 6, 2011 to Leader Lending, LLC.	S-1	333-173440	4.17	June 10, 2011

10.1		Feedstock Supply Agreement, dated as of May 27, 2011, between Catchlight Energy LLC and KiOR Columbus LLC.	S-1	333-173440	10.11	June 10, 2011

10.2	†	2011 Long-Term Incentive Plan.	10-Q	001-35213	10.2	August 15, 2011

10.3	†	Form of Indemnification Agreement.	S-1	333-173440	10.8	May 18, 2011

31.1		Rule 13a-14(a)/15d-14(a) Certification of Fred Cannon (Principal Executive Officer)	10-Q	001-35213	31.1	August 15, 2011

31.2		Rule 13a-14(a)/15d-14(a) Certification of John Karnes (Principal Financial Officer)	10-Q	001-35213	31.2	August 15, 2011

32.1		Section 1350 Certification of Fred Cannon (Principal Executive Officer) and John Karnes (Principal Financial Officer)	10-Q	001-35213	32.1	August 15, 2011

101	*
The following materials from KiOR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) and (v) Notes to the Condensed Consolidated Financial Statements
							X

†	Management contracts or compensatory plans or arrangements.

*
Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

4