Form 10-Q
period 2011-09-30
Kior Inc
filed 2011-11-10
CIK 1418862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s classes of common stock, as of the close of business on November 4, 2011, is set forth below:

Class	Amount Outstanding
Class A Common Stock, par value $0.0001 per share	40,205,565
Class B Common Stock, par value $0.0001 per share	61,859,629

KiOR, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

•	government policymaking and incentives relating to renewable fuels;

•	our ability to obtain and retain potential customers for our gasoline and diesel blendstocks;

•	our ability to hire and retain skilled employees;

•	our ability to obtain additional debt or equity financing on acceptable terms;

•	our ability to obtain and maintain intellectual property protection for our products and processes; and

•	the ability of our competitors, many of whom have greater resources than we do, to offer alternatives to our gasoline and diesel blendstocks.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011. Moreover, we operate in a competitive and rapidly changing environment in which new risks emerge from time to time. It is not possible for our management to predict all risks. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

KIOR, Inc.
(A development stage enterprise)
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$152,223	$51,350
Restricted cash	100	100
Prepaid expenses and other current assets	1,165	85

Total current assets	153,488	51,535
Property, plant and equipment, net	125,502	34,880
Intangible assets, net	2,281	2,426
Other assets	300	—

Total assets	$281,571	$88,841

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt, net of discount	$2,617	$4,480
Accounts payable	3,408	3,207
Accrued liabilities	4,358	671
Convertible preferred stock warrants liability	—	3,185

Total current liabilities	10,383	11,543
Long-term debt, less current portion, net of discount	29,082	5,037

Total liabilities	39,465	16,580

Commitments and contingencies (Note 8)
Convertible preferred stock:
Series A convertible preferred stock, $0.0001 par value, 0 and 24,000,000 shares authorized at September 30, 2011 and December 31, 2010, respectively; 0 and 24,000,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	4,360
Series A-1 convertible preferred stock, $0.0001 par value, 0 and 25,600,000 shares authorized at September 30, 2011 and December 31, 2010, respectively; 0 and 20,571,576 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	10,024
Series B convertible preferred stock, $0.0001 par value, 0 and 25,000,000 shares authorized at September 30, 2011 and December 31, 2010, respectively; 0 and 24,479,802 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	120,000

Stockholders’ equity (deficit):
Preferred stock — $0.0001 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 and 112,100,000 shares authorized at September 30, 2011 and December 31, 2010, respectively; 40,194,065 and 60,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	4	—
Class B common stock (formerly common stock) $0.0001 par value; 70,800,000 and 72,000,000 shares authorized at September 30, 2011 and December 31, 2010, respectively; 61,848,696 and 15,820,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	6	2
Additional paid-in capital	357,534	4,199
Deficit accumulated during the development stage	(115,438)	(66,324)

Total stockholders’ equity (deficit)	242,106	(62,123)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$281,571	$88,841

See accompanying notes to condensed consolidated financial statements

KIOR, Inc.
(A development stage enterprise)
Condensed Consolidated Statement of Operations
(Amounts in thousands, except per share data)
(Unaudited)

					Period from
					July 23, 2007
					(Date of
					Inception)
	Three Months Ended		Nine Months Ended		through
	September 30,		September 30,		September
	2011	2010	2011	2010	30, 2011

Operating expenses:
Research and development expenses	$(8,269)	$(6,467)	$(23,251)	$(15,088)	$(59,093)
General and administrative expenses	(5,905)	(2,821)	(17,267)	(6,169)	(30,481)
Depreciation and amortization expenses	(598)	(458)	(1,684)	(1,143)	(4,221)

Loss from operations	(14,772)	(9,746)	(42,202)	(22,400)	(93,795)
Other income (expense), net:
Interest income	2	20	2	22	172
Beneficial conversion feature expense related to convertible promissory note	—	—	—	(10,000)	(10,000)
Interest expense, net of amounts capitalized	—	(732)	—	(1,454)	(2,054)
Foreign currency gain (loss)	—	—	—	24	(435)
Loss from change in fair value of warrant liability	—	(159)	(6,914)	(2,449)	(9,279)

Other income (expense), net	2	(871)	(6,912)	(13,857)	(21,596)

Loss before income taxes	(14,770)	(10,617)	(49,114)	(36,257)	(115,391)

Income tax expenses — current	—	—	—	—	(47)

Net loss	$(14,770)	$(10,617)	$(49,114)	$(36,257)	$(115,438)
Deemed dividend related to the beneficial conversion feature of Series C convertible preferred stock	—	—	(19,669)	—	(19,669)
Net loss attributable to stockholders	$(14,770)	$(10,617)	$(68,783)	$(36,257)	$(135,107)

Net loss per share of Class A common stock, basic and diluted	$(.15)	$—	$(.73)	$—

Net loss per share of Class B common stock, basic and diluted	$(.15)	$(.13)	$(.73)	$(.51)

Weighted-average Class A and B common shares outstanding, basic and diluted	101,724	15,580	46,096	15,315

See accompanying notes to condensed consolidated financial statements

KIOR, Inc.
(A development stage enterprise)
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Amounts in thousands)
(Unaudited)

					Class B
					Common Stock,		Addt’l	Deficit
	Convertible		Class A		formerly		Paid-	Accum	Total
	Preferred Stock		Common Stock		Common Stock		in-	During the	Stockholders’
	Shrs	$	Shrs	$	Shrs	$	Capital	Dev. Stage	Deficit
Balance at December 31, 2010	69,052	$134,384	60	$—	15,820	$2	$4,199	$(66,324)	$(62,123)

Issuance of Class A Common Stock — Public Offering	—	—	10,800	1	—	—	148,646	—	148,647
Common Stock Issued — Restricted	—	—	44	—	—	—	—	—	—
Stock Based Compensation — Options	—	—	—	—	—	—	3,212	—	3,212
Stock Based Compensation — Restricted	—	—	—	—	—	—	1,575	—	1,575
Stock Options/Warrants Exercised	—	—	227	—	1,457	—	126	—	126
Issuance of Series C Convertible Preferred Stock	11,220	55,000	—	—	—	—	—	—	—
Conversion of Series A Convertible Preferred Stock	(24,000)	(4,360)	—	—	24,000	2	4,358	—	4,360
Conversion of Series A-1 Convertible Preferred Stock	(20,572)	(10,024)	—	—	20,572	2	10,022	—	10,024
Conversion of Series B Convertible Preferred Stock	(24,480)	(120,000)	24,480	2	—	—	119,998	—	120,000
Conversion of Series C Convertible Preferred Stock	(11,220)	(55,000)	4,583	1	—	—	54,999	—	55,000
Conversion of Convertible Preferred Stock Warrants Liability	—	—	—	—	—	—	10,399	—	10,399
Beneficial Conversion Feature on Issuance of Series C Convertible Preferred Stock and Stock Warrants	—	—	—	—	—	—	19,669	—	19,669
Deemed Dividend Related to the Beneficial Conversion Feature on Series C Convertible Preferred Stock and Stock Warrants	—	—	—	—	—	—	(19,669)	—	(19,669)
Net loss	—	—	—	—	—	—	—	(49,114)	(49,114)

Balance at September 30, 2011	—	$—	40,194	$4	61,849	$6	$357,534	$(115,438)	$242,106

See accompanying notes to condensed consolidated financial statements

KIOR, Inc.
(A development stage enterprise)
Condensed Consolidated Statement of Cash Flows
(Amounts in thousands)
(Unaudited)

			Period from
			July 23, 2007
			(Date of
			Inception)
			through
	Nine Months Ended September 30,		September 30,
	2011	2010	2011

Cash flows from operating activities
Net loss	$(49,114)	$(36,257)	$(115,438)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,684	1,143	4,221
Stock based compensation	4,787	614	6,048
Non cash compensation from warrants issued on common stock	—	298	298
Beneficial conversion feature expense related to convertible promissory note	—	10,000	10,000
Derivative fair value adjustments	6,914	2,449	9,279
Accrued Interest	—	—	534
Amortization of debt discount and fees	—	567	300
Changes in other operating assets and liabilities
Prepaid expenses and other current assets	(944)	(54)	(848)
Accounts payable	(2,311)	(695)	(1,433)
Accrued liabilities	1,386	184	1,985

Net cash used in operating activities	(37,598)	(21,751)	(85,054)

Cash flows from investing activities
Purchases of property, plant and equipment	(104,107)	(9,771)	(138,622)
Purchases of intangible assets	—	—	(427)
Restricted cash	—	—	(100)

Net cash used in investing activities	(104,107)	(9,771)	(139,149)

Cash flows from financing activities
Proceeds from issuance of convertible promissory note to stockholder	—	—	15,000
Proceeds from equipment loans	—	1,000	6,000
Payments on equipment loans	(397)	(1,248)	(2,975)
Proceeds from business loans	—	7,000	7,000
Payments on business loans	(189)	(359)	(1,108)
Proceeds from stock option/warrant exercises	126	22	169
Proceeds from issuance of Series A convertible preferred stock	—	—	4,360
Proceeds from issuance of Series A-1 convertible preferred stock	—	—	10,024
Proceeds from issuance of Series B convertible preferred stock	—	95,000	95,000
Proceeds from issuance of Series C convertible preferred stock	55,000	—	55,000
Proceeds from issuance of common stock in initial public offering, net of expenses	148,647	—	148,647
Borrowings under the Mississippi Development Authority loan	39,391	—	39,391

Net cash provided by financing activities	242,578	101,415	376,508

Effect of exchange rate on cash and cash equivalents	—	(58)	(82)
Net increase in cash and cash equivalents	100,873	69,835	152,223
Cash and cash equivalents
Beginning of period	51,350	5,176	—

End of period	$152,223	$75,011	$152,223

KIOR, Inc.
(A development stage enterprise)
Condensed Consolidated Statement of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Supplemental disclosure of noncash investing and financing activities:
Accrued purchase of property, plant and equipment	$4,377	$1,907
Convertible preferred stock warrants issued in connection with loan amendments	$300	$665
Common stock warrants issue in connection with compensation arrangements	$—	$298
Conversion of convertible promissory note to stockholder into Series B convertible preferred stock	$—	$15,000
Conversion of Series A, A-1, B, and C convertible preferred stock into Class A and Class B common stock	$134,384	$—
Conversion of convertible preferred stock warrants into Class A and Class B common stock warrants	$10,399	$—
Financing of insurance premium	$436	$—
Imputed interest on Mississippi Development Authority loan	$17,232	$—
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
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, KiOR B.V. (in liquidation) and KiOR Columbus, LLC. KiOR B.V., a Netherlands company, was formed on March 4, 2008 and commenced the process of liquidation in March 2010. As of December 31, 2010, all of the operations of KiOR B.V. were combined into the operations of KiOR, Inc. KiOR Columbus, LLC, a wholly owned subsidiary of the Company (“KiOR Columbus”), was formed on October 6, 2010.
Nature of Business
The Company has developed a unique two-step proprietary technology platform that converts abundant and sustainable non-food biomass into gasoline and diesel blendstocks that can be transported using the existing fuels distribution system for use in vehicles on the road today.
Since inception, the Company has performed extensive research and development efforts to develop, enhance, refine and commercialize its biomass-to-fuel technology platform. The Company is now entering its commercialization phase and, in the first quarter of 2011, commenced construction of its first initial-scale commercial production facility in Columbus, Mississippi.
Development Stage Enterprise
The Company is a development stage enterprise, and has incurred losses since inception. Until recently, the Company has focused its efforts on the research and development of its biomass-to-renewable fuel technology platform, and it has yet to generate revenue from its process. As a result, it has generated operating losses of $93.8 million and accumulated deficit of $115.4 million since inception. The Company expects to continue to incur operating losses through at least 2013 as it continues into the commercialization stage of its business. The Company’s ultimate success is dependent upon the successful transition of the Company from primarily a research and development company to an operating company. There can be no assurance that the Company’s proprietary technologies will be successful on a commercial scale, that it will be successful in funding its long-term expansion plans or that it will be able to generate sufficient revenue in the future to sustain operations.
The Company closed its initial public offering of 10,000,000 shares of Class A common stock at a price to the public of $15.00 per share on June 29, 2011. Upon the closing of the sale of shares of the Company’s Class A common stock to the public, all outstanding shares of the Series A and Series A-1 convertible preferred stock converted into 44.6 million shares of common stock on a 1-to-1 basis (which was redesignated “Class B common stock” upon the completion of the Company’s initial public offering), (2) all outstanding shares of Series B convertible preferred stock were converted automatically into 24.5 million shares of Class A common stock on a 1-to-1 basis, and all outstanding shares of Series C convertible preferred stock were converted automatically into 4.6 million shares of Class A common stock using a conversion price of 80% of the issuance price to the public in the initial public offering (the IPO price). We granted the underwriters of the Company’s initial public offering a 30-day option to purchase up to 1,500,000 additional shares of Class A common stock at the IPO price, which was partially exercised in July 2011, resulting in the issuance of an additional 800,000 shares.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to these rules and regulations. In the opinion of the Company, these financial statements contain all adjustments necessary to present fairly its financial position, results of its operations, and changes in its cash flows for the periods presented. All such adjustments represent normal recurring items, except as noted herein. These condensed consolidated financial statements are unaudited and should be read in conjunction with the financial statements as of and for the year ended December 31, 2010 and the notes thereto included in the Company’s prospectus filed with the SEC on June 24, 2011.
Use of Estimates
The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Accordingly, the three and nine months ended September 30, 2011, are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other interim period or for any future year.
Comprehensive Income/Loss
The Company did not have any items of other comprehensive income/loss during the nine months ended September 30, 2011. During the nine months ended September 30, 2010, the Company recognized a cumulative translation loss of $58,000.
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
In April 2011, the Company issued Series C convertible preferred stock with a beneficial conversion feature (See Note 9 — Convertible Preferred Stock) and recorded deemed dividends relating to the beneficial conversion feature of $19.7 million for the nine month period ended September 30, 2011. While it was outstanding, all of the Company’s preferred stock participated in earnings or losses of the Company. Consequently, net losses were adjusted for the deemed distributions relating to the beneficial conversion feature and losses attributable to preferred stockholders to calculate the net loss attributable to common stockholders.

The following table presents the calculation of historical basic and diluted net loss per share of common stock attributable to the Company’s common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Amounts in thousands, except per share data)

Net loss per share:
Numerator:
Net loss	$(14,770)	$(10,617)	$(49,114)	$(36,257)
Deemed dividend related to the beneficial conversion feature of Series C convertible preferred stock	—	—	(19,669)	—

Net loss attributable to stockholders	(14,770)	(10,617)	(68,783)	(36,257)
Net loss attributable to preferred stockholders	—	8,620	35,127	28,488

Net loss attributable to Class A common stockholders and Class B common stockholders — basic and diluted	$(14,770)	$(1,997)	$(33,656)	$(7,769)

Net loss attributable to Class A common stockholders — basic and diluted	$(5,790)	—	$(10,058)	—
Net loss attributable to Class B common stockholders — basic and diluted	(8,980)	(1,997)	(23,598)	(7,769)

Net loss attributable to Class A common stockholders and Class B common stock holders — basic and diluted	$(14,770)	$(1,997)	$(33,656)	$(7,769)

Denominator:
Weighted-average Class A common shares used in computing net loss per share of Class A common stock — basic and diluted	39,875	—	13,776	—
Weighted-average Class B common shares used in computing net loss per share of Class B common stock — basic and diluted	61,849	15,580	32,320	15,315

Weighted-average Class A common stock and Class B common stock — basic and diluted	101,724	15,580	46,096	15,315

Net loss per share of Class A common stock — basic and diluted	$(.15)	$—	$(.73)	$—

Net loss per share of Class B common stock — basic and diluted	$(.15)	$(.13)	$(.73)	$(.51)

The following outstanding shares on a weighted average basis of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Amounts in thousands)

Convertible preferred stock (as converted basis)	—	67,255	48,111	56,158
Convertible preferred stock warrants (as converted basis)	—	721	506	678
Common stock warrants (as converted basis)	768	111	359	37
Stock options	14,776	13,241	15,322	10,997

Total	15,544	81,328	64,298	67,870

Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (FASB) issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The Company will adopt this standard in the first quarter of 2012 and is currently evaluating its impact on its financial statements and disclosures.

In June 2011, the FASB issued a new accounting standard, which eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011. The Company will adopt this standard in the first quarter of 2012.
3. Fair Value of Financial Instruments
The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. As of September 30, 2011 and December 31, 2010, the Company considered the cash and cash equivalents, restricted cash and accounts payable to be representative of their fair values because of their short-term maturities. Further, the Company’s long-term debt approximates fair value as it has been negotiated on an arm’s length basis with reputable third-party lenders.
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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (amounts in tables in thousands). The Company had no financial liabilities measured at fair value at September 30, 2011.

	September 30, 2011
	Level 1	Level 2	Level 3	Total

Financial assets
Money market funds	$131,505	$—	$—	$131,505

Total financial assets	$131,505	$—	$—	$131,505

	December 31, 2010
	Level 1	Level 2	Level 3	Total

Financial assets
Money market funds	$45,033	$—	$—	$45,033

Total financial assets	$45,033	$—	$—	$45,033

Financial liabilities

Convertible preferred stock warrant liability	$—	$—	$3,185	$3,185

Total financial liabilities	$—	$—	$3,185	$3,185

The change in the fair value of the convertible preferred stock warrant liability is summarized below (amounts in thousands):

Fair value as of December 31, 2010	$3,185
Fair value of warrants liability for loan amendment	300
Change in fair value of warrant liability	6,914
Transfers out of Level 3 (see Note 10 — Convertible Preferred Stock Warrants)	(10,399)

Fair value as of September 30, 2011	$—

The Company’s assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets and intangible assets. These items are recognized at fair value when they are considered to be impaired. At September 30, 2011 and December 31, 2010, there were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis.
4. Property, Plant and Equipment

	September 30,	December 31,
	2011	2010
	(Amounts in thousands)

Property, plant and equipment:
Construction in progress (1)	$104,145	$14,604
Lab and testing equipment	3,927	3,250
Leasehold improvement	2,418	2,194
Manufacturing, machinery and equipment	17,894	16,305
Computer equipment and software	473	347
Furniture and fixtures	134	143

Total property, plant and equipment	128,991	36,843
Less: accumulated depreciation	(3,489)	(1,963)

Net property, plant and equipment	$125,502	$34,880

(1)
Gross construction in progress at September 30, 2011 is $121.3 million, offset by $17.2 million attributable to the non-interest bearing component of the Mississippi Development Authority Loan (see Note 6 — Long Term Debt).

Depreciation expense was $550,000 and $409,000 for the three months ended September 30, 2011 and 2010, respectively, and was $1.5 million and $998,000 for the nine months ended September 30, 2011 and 2010, respectively. Construction in progress as of September 30, 2011 and December 31, 2010 includes capitalized interest of $1.8 million and $118,000, respectively. The Company capitalized interest of $728,000 and $0, respectively, for the three-month periods ended September 30, 2011 and 2010, and $1.7 million and $0, respectively, for the nine-month periods ended September 30, 2011 and 2010.

5. Intangible Assets
Intangible assets consist of the following:

	September 30,	December 31,
	2011	2010
	(Amounts in thousands)

Intangible assets:
Purchased biomass conversion technology	$2,599	$2,599
Accumulated amortization	(665)	(535)

Purchased biomass conversion technology, net	1,934	2,064

Technology licenses	400	400
Accumulated amortization	(53)	(38)

Technology licenses, net	347	362

Intangible assets, net	$2,281	$2,426

Intangible asset amortization expense was $49,000 for the three months ended September 30, 2011 and 2010 and $145,000 for the nine months ended September 30, 2011 and 2010, respectively.
6. Long-Term Debt
Long-term debt consists of the following:

	September 30,	December 31,
	2011	2010
	(Amounts in thousands)

Long-term debt:
Equipment loans	$3,366	$3,710
Business loan	6,311	6,327
Mississippi Development Authority Loan	39,391	—
Less: unamortized debt discounts	(17,369)	(520)

Total debt, net of discount	31,699	9,517
Less: current portion	(2,617)	(4,480)

Long-term debt, net of discount	$29,082	$5,037

Mississippi Development Authority Loan
In March 2011, KiOR Columbus entered into a loan agreement with the Mississippi Development Authority, or MDA, pursuant to which the MDA has agreed to make disbursements to KiOR Columbus from time to time, in a principal amount not to exceed $75 million, to reimburse costs incurred by KiOR Columbus to purchase land, construct buildings and to purchase and install equipment for use in the manufacturing of the Company’s renewable crude oil and transportation fuels from Mississippi-grown biomass. Principal payments on the loan are due semiannually on June 30 and December 31 of each year, commencing on the earlier of (a) December 31, 2012 or (b) the next scheduled payment date that is at least six months after the Company commences commercial production of renewable crude oil from Mississippi-grown biomass at its initial-scale commercial production facility for sale to customers in the ordinary course of business. On each such payment date, the Company is required to pay an amount equal to the lesser of an amount sufficient to repay the total loan within (a) a period of time determined by the weighted-average life of the equipment being purchased with the proceeds thereof or (b) 20 years. Under the loan agreement, the Company committed to employing at least 30 employees, with aggregate salaries of at least $1.0 million, once the Company’s initial-scale commercial production facility is fully operational. In addition, the Company is required to pay the entire outstanding principal amount of the loan, together with all other applicable costs, charges and expenses no later than the date 20 years from the date of its first payment on the loan. The loan is non-interest bearing.
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

As of September 30, 2011, the Company had received $39.4 million of the Mississippi Development Authority Loan to reimburse the Company for expenses incurred on the construction of its initial-scale commercial production facility located in Columbus, Mississippi.
The non-interest bearing component of the Mississippi Development Authority Loan was intended to incentivize the Company to design, construct and operate its initial-scale commercial production facility in Columbus, Mississippi. The Company imputed interest on the Mississippi Development Authority Loan and determined the loan discount to be the difference between the face value of the loan and the discounted present value of the loan using an estimated market rate of 5.5%, with such rate based on interest bearing loans of a similar nature and terms. Of the $39.4 million in loan proceeds received through September 30, 2011, the Company estimated approximately $17.2 million was attributable to the non-interesting bearing component of the loan. Consequently, the Company recorded a discount on the Mississippi Development Authority Loan of $17.2 million and a reduction of the capitalized cost of the related assets for which the Company was reimbursed in the same amount. The loan discount is recognized as interest expense, subject to interest capitalization during the construction phase, using the effective interest method. As of September 30, 2011, $479,000 of the loan discount had been recognized as interest expense.
Equipment Loans
Equipment Loan #1 — On December 30, 2008, the Company entered into its first equipment loan agreement with Lighthouse Capital Partners VI, L.P. The loan agreement provides for advances at $100,000 minimum increments up to $5.0 million in the aggregate for purchases of equipment. All advances must have been funded no later than September 30, 2009. Each advance represents a separate loan tranche that is payable monthly over a three-year period from the date of issuance of the advance at an annual interest rate of 7.5%. In addition, at loan maturity, the Company is required to make a payment equal to 7.5% of the total principal on the loan, which is amortized over the life of the loan and included in interest expense on the Condensed Consolidated Statements of Operations. The loans were originally to mature at dates from March 2012 to October 2012, which dates were extended to January 2014 by the amendment described below.
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
Amendments of Equipment and Business Loans
In February 2011 and April 2011, the Company amended Equipment Loan #1 and its Business Loan to waive certain covenant restrictions to allow the Company to enter into the Mississippi Development Authority Loan described above. In addition, the amendments provided for a deferral of principal payment for one year, included prepayment penalties and extended the maturities of the loans to January 2014. All other terms were unchanged. Interest during the principal deferral period is paid at 1% to 2.5% over the original stated interest rate and reverts to the original interest rate upon expiration of the deferral period. In connection with the amendments, the Company paid aggregate fees of $60,000 upon execution of the amendments and agreed to pay $240,000 upon maturity. In addition, the Company agreed to issue warrants to purchase $300,000 of securities issued in a next-round equity financing, if such equity financing of at least $35 million was completed prior to May 15, 2011. If such financing was not completed prior to May 15, 2011, the Company agreed to issue warrants to purchase 61,200 shares of Series B Preferred Stock at an exercise price of $4.902 per share. The Series C convertible preferred stock issued in April 2011 in the aggregate amount of $55.0 million met the next-round equity financing requirement and, as a result, warrants to purchase 61,200 shares of Series C convertible preferred stock at an exercise price of $4.902 per share were issued in connection with the equipment and business loan amendments. The Company recorded a liability of $300,000 in connection with the warrants that were required to be issued. The warrants to purchase shares of Series C convertible preferred stock automatically converted into warrants to purchase 25,000 shares of Class A common stock upon the close of the Company’s initial public offering on June 29, 2011 using a conversion price of 80% of the IPO price (see Note 10 — Convertible Preferred Stock Warrants) and the warrant liability was reclassified to additional paid-in capital.
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
7. Income Taxes
The effective tax rate for the nine months ended September 30, 2011 and 2010 was 0%.
At September 30, 2011 and December 31, 2010, the Company had a federal net operating loss carryforward balance of $29.1 million and $18.1 million, respectively. If unused, the net operating loss carryforwards begin expiring in 2028. The Company has a full valuation allowance of $35.9 million for its net deferred tax assets because the Company has incurred losses since inception. In addition, certain changes in the ownership of the Company could result in limitations on the Company’s ability to utilize the federal net operating loss carryforwards.
The Company’s only taxing jurisdiction is the United States (federal and state). The Company’s tax years 2007 to present remain open for federal examination.

8. Commitments and Contingencies
Litigation
From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of business. The Company is not a party to any material litigation or proceedings and is not aware of any material litigation or proceedings pending or threatened against it.
New Equipment Purchases
The Company has several contracts in place for the purchase of various manufacturing equipment related to the construction of its initial-scale commercial production facility in Columbus, Mississippi. These contracts are non-cancelable and payments are due at various intervals based on the progress of the assembly of the equipment. As of September 30, 2011, payments aggregating to $74.5 million are due at various times with the final payments due at time of completion, which is estimated to be in early 2012.
Commitments under the Mississippi Development Authority Loan
Under the Mississippi Development Authority Loan agreement, KiOR Columbus committed to make specified investments within Mississippi by December 31, 2015, including an aggregate $500.0 million investment in property, plant and equipment located in Mississippi and expenditures for wages and direct local purchases totaling $85.0 million. The Company is a parent guarantor for the payment of the outstanding balance under the loan. As of September 30, 2011, KiOR Columbus had $39.4 million in outstanding borrowings under the loan which are guaranteed by the Company.
9. Convertible Preferred Stock
Issuance of Series C Convertible Preferred Stock
In April 2011, the Company issued 11,219,908 shares of Series C convertible preferred stock for total consideration of $55.0 million. Each share of Series C convertible preferred stock had the same voting rights as Series B convertible preferred stock. The holders of the Series C convertible preferred stock were entitled to a dividend, if declared, on each such outstanding share in an amount at least equal to $.3921. Each share of Series C convertible preferred stock was convertible at the option of the holder at any time without payment of additional consideration into such number of fully paid and non-assessable shares of Class A common stock as would be determined by dividing the original issue price of the Series C convertible preferred stock by the Series C convertible preferred stock conversion price, which was initially equal to the original issue price of $4.902. Pursuant to the terms of the Series C convertible preferred stock, the conversion price was adjusted to 80% of the IPO price upon completion of the Company’s initial public offering.
At the date of issuance, the proceeds received for the Series C convertible preferred stock were less than the fair value of the Class A common stock that was issuable upon conversion at the effective conversion price of $4.902 per share, with such fair value as determined by management and the Board of Directors. As a result, the Series C convertible preferred stock contained a beneficial conversion feature which was required to be recognized as a reduction in net income attributable to common stockholders ratable over the conversion period. The conversion period was the period from the date of issuance until the earlier of the conversion of the Series C convertible preferred shares into Class A common shares or October 31, 2011. Upon completion of the Company’s initial public offering, the Series C convertible preferred stock was automatically converted to Class A common stock at 80% of the IPO price, or $12.00 per share. During the period from April 21, 2011 to June 29, 2011, the Company recognized a deemed dividend related to the beneficial conversion feature of Series C convertible preferred stock of $19.7 million. Since the adjusted conversion price of 80% of the IPO price resulted in the Series C convertible preferred stock being converted into Class A common stock with a fair value that was less than the proceeds received for the Series C convertible preferred stock, no additional deemed dividends related to the beneficial conversion feature of Series C convertible preferred stock was required.
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
Upon the completion of the Company’s initial public offering, all convertible preferred shares were converted into common stock; accordingly, at September 30, 2011 there was not any preferred stock issued or outstanding. A summary of convertible preferred stock issued and outstanding at December 31, 2010 is as follows (amounts in thousands, except per share data):

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
Rights, preferences and privileges of the convertible preferred stock
Voting — Each holder of Series A, Series A-1, Series B and Series C convertible preferred stock was entitled to cast 10 votes for every share of common stock into which the shares were convertible and to cast one vote for every share of Class A common stock into which the shares were convertible, as applicable, as of the record date for determining stockholders entitled to vote on such matters. Prior to conversion of the convertible preferred stock upon the completion of the Company’s initial public offering, holders of convertible preferred stock voted together with the holders of common stock and Class A common stock as a single class, except as required by law.
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

(1)
Original issue price was subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to each series of convertible preferred stock.

Conversion — Each share of Series A and Series A-1 convertible preferred stock was convertible at any time without payment of additional consideration into such number of fully paid and non-assessable shares of common stock or, if all shares of common stock were converted into Class A common stock, Class A common stock as was determined by dividing the original issue price of the Series A or Series A-1 convertible preferred stock, as applicable, by the associated conversion price, which was initially equal to the original issue price. The conversion price was subject to adjustment upon issuance of additional shares of Class A common stock or common stock by the Company.
Each share of Series B convertible preferred stock was convertible at the option of the holder at any time without payment of additional consideration into such number of fully paid and non-assessable shares of Class A common stock as was determined by dividing the original issue price of the Series B convertible preferred stock by the Series B convertible preferred stock conversion price, which was initially equal to the original issue price. The conversion price was subject to adjustment upon issuance of additional shares of Class A common stock or common stock by the Company.
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

The Company closed its initial public offering of 10,000,000 shares of Class A common stock at a price to the public of $15.00 per share on June 29, 2011. Upon the closing of the sale of shares of the Company’s Class A common stock to the public, all outstanding shares of the Series A and Series A-1 convertible preferred stock converted into 44.6 million shares of common stock on a 1-to-1 basis (which was renamed “Class B common stock” upon the completion of the Company’s initial public offering), (2) all outstanding shares of Series B convertible preferred stock were converted automatically into 24.5 million shares of Class A common stock on a 1-to-1 basis, and (3) all outstanding shares of Series C convertible preferred stock were converted automatically into 4.6 million shares of Class A common stock using a conversion price of 80% of the IPO price of $15.00 per share.
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
10. Convertible Preferred Stock Warrants
Warrants Issued in Connection with Equipment Loans
In connection with Equipment Loan #1 dated December 30, 2008, the Company issued warrants to purchase 411,312 shares of the Company’s Series A-1 convertible preferred stock at an exercise price of $0.487 per share. The agreement also required the Company to issue another set of warrants as part of the next round of equity financing to occur. With the issuance of Series B convertible preferred stock on April 16, 2010, the lenders of Equipment Loan #1 received warrants to purchase an additional 30,600 shares of the Company’s Series B convertible preferred stock at an exercise price of $4.902. Each set of warrants is exercisable upon issuance and expires eight years from the issuance date. The issuance date fair value of these warrants was estimated to be $155,000 and has been recorded as a reduction, or discount, to the carrying value of the loan. The discount is being amortized to interest expense over the term of the loan. The warrants were valued on the issuance date using the following assumptions: a risk-free interest rate of 1.14%, expected volatility of 72%, no expected dividend yield and a term of eight years.
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

Convertible Preferred Stock Warrant Liability
Outstanding warrants to purchase shares of the Company’s convertible preferred stock were freestanding warrants that were subject to redemption and were therefore classified as liabilities on the Condensed Consolidated Balance Sheets at fair value. The initial liability recorded was adjusted for changes in fair value at each reporting date with an offsetting entry recorded as a component of other income (expense) in the Condensed Consolidated Statements of Operations. Upon conversion of the underlying convertible preferred stock, the warrants automatically converted into warrants to purchase the number of shares of Class A or Class B common stock into which the underlying preferred stock was convertible using the same exercise provisions, exercise prices and expiration dates as the warrants to purchase convertible preferred stock. Also, upon conversion, the warrants ceased to be subject to redemption and were reclassified to additional paid-in capital in stockholders’ deficit on the Condensed Consolidated Balance Sheets. The Company estimated the fair value of its convertible preferred stock warrants using the Black-Scholes option-pricing model.
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
Convertible preferred stock warrant liability consisted of the following (see Note 11 — Stockholders’ Equity) (amounts in thousands, except per share data):

	Exercise	Shares as of		Fair Value as of
	Price per	September 30,	December 31,	September 30,	December 31,
Underlying Stock/Description	Share	2011	2010	2011	2010

Series A-1 convertible preferred stock	$0.487	—	411	$—	$1,975
Series B convertible preferred stock	$4.902	—	31	—	109
Series B convertible preferred stock	$2.941	—	279	—	1,101

Total		—	721	$—	$3,185

The change in convertible preferred stock warrant liability is classified in “Loss from change in fair value of warrant liability” on the condensed consolidated statement of operations. The Company did not record a change for the three months ended September 30, 2011 due to the convertible preferred stock warrant liability being reclassified to additional paid-in-capital. The Company recorded a loss of $159,000 for the three months ended September 30, 2010 and a loss of $6.9 million and $2.4 million for the nine months ended September 30, 2011 and 2010, respectively.
11. Stockholders’ Equity
Classes of Common Stock
Common stock was renamed “Class B common stock” upon the completion of the Company’s initial public offering. Each share of Series A and Series A-1 convertible preferred stock was converted into Class B common stock and each share of Series B and C convertible preferred stock was converted into Class A common stock.
The holders of Class A common stock are entitled to one vote for each share of Class A common stock held. Class A common stockholders are entitled to receive dividends on an equal basis with the holders of Class B common stockholders. In no event may the Company authorize or issue dividends or other distributions on shares of Class B common stock payable in shares of Class B common stock without authorizing and issuing a corresponding and proportionate dividend or other distribution on shares of Class A common stock payable in shares of Class A common stock. Each holder of shares of Class B common stock is entitled to the number of votes equal to the whole number of shares of Class A Common Stock into which such shares of Class B common stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter times ten. Each share of Class B common stock is convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into one fully paid and nonassessable share of Class A common stock. Each share of Class B common stock will automatically, without any further action, convert into one (1) fully paid and nonassessable share of Class A common stock upon a transfer of such share, subject to certain exceptions.
Common Stock Warrants
As of December 31, 2010, the Company had warrants outstanding to purchase 157,424 shares of its Class A common stock at an exercise price of $0.09 per share. During the nine-month period ended September 30, 2011, warrants to purchase 130,000 shares were exercised at $0.09 per share for net proceeds received by the Company of $11,700. Also, during the nine-month period ended September 30, 2011, warrants to purchase 27,424 shares were exercised for 27,259 shares, net.
Upon the close of the initial public offering on June 29, 2011, (1) warrants to purchase 411,312 shares of Series A-1 convertible preferred stock automatically converted into warrants to purchase an equivalent number of Class B common shares, (2) warrants to purchase 309,398 shares of Series B convertible preferred stock automatically converted into warrants to purchase an equivalent number of Class A common shares, and (3) warrants to purchase 61,200 shares of Series C convertible preferred stock automatically converted into warrants to purchase 25,000 shares of Class A common shares using a conversion price of 80% of the IPO price. The Company performed a final mark-to-market adjustment on the convertible preferred stock warrant liability on June 29, 2011, the date the initial public offering closed and the warrant liabilities became warrants to purchase equity instruments. The related convertible preferred stock warrant liability of $10.4 million, of which $9.7 million related to warrants issued in connection with equipment and business loans and $0.7 million related to warrants issued in connection with amendments to equipment and business loans, at June 29, 2011 was reclassified to additional paid-in capital. See Note 10 — Convertible Preferred Stock Warrants.
As of September 30, 2011, warrants to purchase 78,540 shares were exercised for 65,943 shares, net, of Class A common shares, leaving the Company with warrants outstanding to purchase 255,858 shares of its Class A common shares at exercise prices of $2.941 or $4.902 per share and 411,312 shares of its Class B common stock at an exercise price of $0.487 per share.
12. Employee Benefit Plan
The Company has a 401(k) plan covering all of its U.S. employees. Effective May 1, 2010, the Company began matching 100% of the first 3% of individual employee contributions and 50% of the next 2% of individual employee contributions. New employees can immediately join the plan and participants immediately vest in employer matching contributions. Employer matching contributions under the plan totaled $119,400 and $63,200 for the three months ended September 30, 2011 and 2010 and $314,200 and $94,200 for the nine months ended September 30, 2011 and 2010, respectively.
13. Stock-Based Compensation
Amended and Restated 2007 Stock Option/Stock Issuance Plan
The Company established the 2007 Stock Option/Stock Issuance Plan (the “2007 Plan”) as a method to grant stock options, common stock and Class A common stock as an incentive to employees and nonemployees. The 2007 Plan, as originally approved, provided for a maximum of 10.2 million common shares to be granted to eligible employees, consultants and directors. On April 16, 2010, the 2007 Plan was amended such that the maximum number of common shares to be granted to eligible employees, consultants and directors was increased to 22.0 million. Options granted under the 2007 Plan are granted at an exercise price that approximates the fair market value of the stock at the time the option is granted. The stock options expire on the tenth anniversary of the date of grant. A portion of the stock options became exercisable upon issuance and the remaining stock options vested ratably over a five-year period. Shares of common stock or Class A common stock issued under the 2007 Plan were granted at the discretion of the 2007 Plan administrator and were either granted through the immediate purchase of such shares or as a bonus for services rendered to the Company. Options to purchase approximately 8.7 million shares of Class A common stock and options to purchase approximately 7.0 million shares of Class B common stock were outstanding as of September 30, 2011 under the 2007 Plan. Options to purchase approximately 9.8 million shares of Class B common stock and options to purchase approximately 5.6 million shares of Class A common stock were outstanding as of December 31, 2010. The company issued restricted stock in June 2011 under the 2007 Plan. Approximately 915,000 unvested restricted shares were outstanding at September 30, 2011 under the 2007 Plan. The shares are issuable to employees, directors and consultants upon having satisfied the necessary service conditions to earn the rights to the shares. The restricted shares have graded vesting in the range of four to five years. The fair value of all option grants is estimated using the Black-Scholes model.

In March 2011, the Company amended the 2007 Plan to allow the 2007 Plan Administrator to set the exercise price of any stock option grants under the 2007 Plan, even if such exercise price did not correspond with the fair value of the underlying common stock, provided that such grants at the grant date contained conditions of vesting and exercise for termination of services in compliance with Section 409A of the Internal Revenue Code. Concurrent with the 2007 Plan amendment, the Company issued options to purchase an aggregate of 2,428,262 shares of Class A common stock at $1.98 per share to three senior executives. The options vest 100% at the end of five years of service and expire on December 31, 2016. The options were valued at $6.02 on the grant date.
Stock-Based Compensation Expense
Stock-based compensation expense related to options and restricted stock granted was allocated to research and development expense and sales, general and administrative expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Research and development	$247	$142	$466	$192
Sales, general and administrative	1,340	316	4,321	422

Total stock-based compensation expense	$1,587	$458	$4,787	$614

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.
Stock option activity for the Company under the 2007 Plan was as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (Years)	Value
	(In thousands)			(In thousands)

Outstanding at December 31, 2010	15,408	$0.74
Options Granted	3,200	5.12
Exercised	(1,460)	0.09
Forfeited	(2,131)	2.59

Outstanding at September 30, 2011	15,017	$1.51	7.9	$288,712

Exercisable	5,663	$0.75	8.1	$113,171

There were no options granted during the quarter ended September 30, 2011 under the 2007 Plan. The weighted-average grant-date fair value of options granted during the quarter ended September 30, 2010 was $0.88, and for the nine months ended September 30, 2011 and 2010 was $7.13 and $0.68, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2011 was $26,000 and $2.8 million, respectively. There remains $22.4 million in unrecognized stock-based compensation cost that is expected to be recognized over a weighted-average period of 3.3 years.

The weighted average assumptions used to value stock option grants under the 2007 Plan for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expected volatility	—%	98.80%	83.15%	107.97%
Risk-free interest rate	—%	0.50%	2.12%	0.57%
Dividend yield	—%	—%	—%	—%
Expected term (in years)	—	1.4	5.70	1.5
The Company has never paid dividends and does not expect to pay dividends. The risk-free interest rate was based on the market yield currently available on United States Treasury securities with maturities approximately equal to the option’s expected term. Expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The simplified method was used to calculate the expected term. Historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term, as the Company is a development stage company and fair market value of shares granted changed from the Company’s historical grants as a result of its initial public offering in June 2011. The expected volatility was based on the historical stock volatilities of several comparable publicly-traded companies over a period equal to the expected terms of the options, as the Company does not have a long trading history to use to estimate the volatility of its own common stock.
Restricted stock activity for the Company under the 2007 Plan was as follows:

		Weighted-
	Number of	Average
	Shares	Grant-Date
	(In thousands)	Fair Value
Nonvested—December 31, 2010	—	$—
Granted	1,623	15.00
Vested	—	—
Canceled or forfeited	(708)	15.00

Nonvested—September 30, 2011	915	$15.00

As of September 30, 2011, there was $13.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 4.4 years.
Common Stock Subject to Repurchase — In accordance with the stock option agreements between the Company and the holders of options to purchase shares of its common stock, option holders may exercise their options prior to vesting. The Company has the right to repurchase, at the lower of the original purchase price or the then current fair market value, any unvested (but issued) common shares upon termination of service of the option holder. The consideration received for an exercise of an unvested option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares and liability are reclassified into equity on a ratable basis as the award vests. As of September 30, 2011 and December 31, 2010, there were no shares outstanding subject to repurchase by the Company.
Stock Grants — In March 2010, the Board of Directors of the Company authorized the issuance of 896,000 shares of common stock to the Company’s chief executive officer in lieu of a cash bonus. The shares were valued at $81,000 and were fully vested at the time of issuance and recorded as stock-based compensation expense.
Following the effectiveness of the Company’s 2011 Long-Term Incentive Plan described below, no further awards will be made under the 2007 Plan.
2011 Long-Term Incentive Plan
In May 2011, the Company’s Board of Directors adopted, and the Company’s stockholders subsequently approved, the Company’s 2011 Long-Term Incentive Plan (the “2011 Plan”), which became effective upon the completion of the Company’s initial public offering. The 2011 Plan provides for a maximum of approximately 10.2 million Class A common shares to be granted to eligible employees, consultants, and directors. Under the 2011 Plan, the compensation committee of the Board of Directors may grant awards in the form of stock options, stock appreciation rights, restricted or unrestricted shares of Class A common stock, units denominated in Class A common stock, cash and performance units representing the right to receive Class A common stock upon the attainment of certain performance goals. Any of the above awards may be subject to the attainment of one or more performance goals.

Stock option activity for the Company under the 2011 Plan was as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (Years)	Value
	(In thousands)			(In thousands)

Outstanding at December 31, 2010	—	$—
Options Granted	222	14.74
Exercised	—	—
Forfeited	—	—

Outstanding at September 30, 2011	222	$14.74	10.0	$1,334

The weighted-average grant-date fair value of options granted under the 2011 Plan during the quarter and nine months ended September 30, 2011 was $10.30. There is a remaining $2.3 million in unrecognized stock-based compensation cost that is expected to be recognized over a weighted-average period of 4.8 years. The fair value of the options granted under the 2011 Plan was calculated using the following assumptions: (1) expected volatility of 80.5%, (2) risk-free interest rate of 1.16%, (3) dividend yield of 0%, and (4) expected term of 6.3 years.
The Company has never paid dividends and does not expect to pay dividends. The risk-free interest rate was based on the market yield currently available on United States Treasury securities with maturities approximately equal to the option’s expected term. Expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The simplified method was used to calculate the expected term. Historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term, as the Company is a development stage company and fair market value of shares granted changed from the Company’s historical grants as a result of its initial public offering in June 2011. The expected volatility was based on the historical stock volatilities of several comparable publicly-traded companies over a period equal to the expected terms of the options, as the Company does not have a long trading history to use to estimate the volatility of its own common stock.
Restricted stock activity for the Company under the 2011 Plan was as follows:

Weighted-
	Number of	Average
	Shares	Grant-Date
	(In thousands)	Fair Value
Nonvested—December 31, 2010	—	$—
Granted	161	15.01
Vested	—	—
Canceled or forfeited	—	—

Nonvested—September 30, 2011	161	$15.01

As of September 30, 2011, there was $2.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2011 Plan. That cost is expected to be recognized over a weighted-average period of 5.0 years.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a next-generation renewable fuels company. We have developed a unique two-step proprietary technology platform that converts abundant and sustainable non-food biomass into gasoline and diesel blendstocks that can be transported using the existing fuels distribution system for use in vehicles on the road today.
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
Until recently, we have focused our efforts on research and development, and we have yet to generate revenue. As a result, we had generated $93.8 million of operating losses and an accumulated deficit of $115.4 million from our inception through September 30, 2011. We expect to continue to incur operating losses through at least 2013 as we continue into the commercialization stage of our business.
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
Although we have not generated any revenue to date, we expect to generate revenue from sales of our gasoline and diesel blendstocks from our planned commercial production facilities. We also expect to generate additional revenue from the sale of renewable identification numbers, or RINs, that we will retain if we sell our fuel blendstocks to customers who are not obligated parties under the Renewable Fuel Standard program, or RFS2. We expect that our gasoline and diesel blendstocks will have an equivalence value of between 1.5 to 1.7. Equivalence value equates to the number of RIN credits per gallon.
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
General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses related to our executive, legal, finance, human resource and information technology functions, as well as fees for professional services and allocated facility overhead expenses. These expenses also include costs related to our sales function, including marketing programs and other allocated costs. Professional services consist principally of external legal, accounting, tax, audit and other consulting services. We expect general and administrative expenses to increase as we incur additional costs related to operating as a public company, including increased legal and accounting fees, costs of compliance with securities, corporate governance and other regulations, investor relations expenses and higher insurance premiums, particularly those related to director and officer (D&O) insurance. In addition, we expect to incur additional costs as we hire personnel and enhance our infrastructure to support the anticipated growth of our business.
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
Interest Expense, Net of Amounts Capitalized. We incur interest expense in connection with our outstanding equipment and business loans. We capitalize interest on long-term construction projects relating to operating assets with a total expected expenditure generally in excess of $10.0 million. We capitalized interest relating to the construction of our initial-scale commercial production facility in Columbus, Mississippi of approximately $1.8 million as of September 30, 2011. For the three-month period ended September 30, 2011 and 2010, we capitalized interest of $728,000 and $0, respectively, and for the nine-month period ended September 30, 2011 and 2010, $1.7 million and $0, respectively. To the extent our planned commercial production facilities are funded with debt, we anticipate capitalizing most of the interest costs that we incur.

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
Deemed Dividend Related to the Beneficial Conversion Feature of Series C Convertible Preferred Stock. At the date of issuance, the proceeds received for the Series C convertible preferred stock were less than the fair value of the Class A common stock that was issuable upon conversion at the effective conversion price of $4.902 per share, with such fair value as determined by management and the Board of Directors. As a result, the Series C convertible preferred stock contained a beneficial conversion feature which was required to be recognized as a reduction in net income attributable to common stockholders ratable over the conversion period. The conversion period was the period from the date of issuance until the earlier of the conversion of the Series C convertible preferred shares into Class A common shares, or October 31, 2011. Upon completion of our initial public offering, the Series C convertible preferred stock was automatically converted to Class A common stock at 80% of the IPO price, or $12.00. During the period from April 21, 2011 to June 29, 2011, we recognized a deemed dividend related to the beneficial conversion feature of Series C convertible preferred stock of $19.7 million. Since the adjusted conversion price of 80% of the IPO price resulted in the Series C convertible preferred stock being converted into common stock with a fair value that was less than the proceeds received for the Series C convertible preferred stock, no additional deemed dividends related to the beneficial conversion feature of Series C convertible preferred stock was required.
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
The majority of our long-lived assets, other than intangible assets, consist of costs associated with the construction of our initial commercial production facilities and our pilot and demonstration units. Both the pilot and demonstration units are variations of common refinery equipment used in technology development and scale-up of processes that have been scaled and modified for our research and development purposes. Our intangible assets consist of purchased biomass conversion technology and technology licenses. Given our history of operating losses, we evaluated the recoverability of the book value of our property, plant and intangible assets by performing an undiscounted forecasted cash flow analysis. Based on our analysis, the sum of the undiscounted cash flows is in excess of the book value of the property, plant and equipment and intangible assets. Accordingly, no impairment charges have been recorded during the period from July 23, 2007 (date of inception) through September 30, 2011.
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
Stock Based Compensation
Compensation cost for grants of all share-based payments is based on the estimated grant date fair value. We attribute the value of share-based compensation to expense using the straight-line method. We estimate the fair value of our share-based payment awards using the Black-Scholes option-pricing model (the “Black-Scholes model”). The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions, including assumptions relating to risk-free interest rate, the expected term and expected volatility which materially affect the fair value estimates. The risk-free interest rate was based on the market yield currently available on United States Treasury securities with maturities approximately equal to the option’s expected term. Expected term represents the period that our stock-based awards are expected to be outstanding. The simplified method was used to calculate the expected term. Historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term, as we are a development stage company and fair market value of shares granted changed from our historical grants as a result of our initial public offering in June 2011. The expected volatility was based on the historical stock volatilities of several comparable publicly-traded companies over a period equal to the expected terms of the options, as we do not have a long trading history to use to estimate the volatility of our own common stock.
Results of Operations
The following table sets forth our consolidated results of operations for the periods shown:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Operating expenses:
Research and development expenses	$(8,269)	$(6,467)	$(23,251)	$(15,088)
General and administrative expenses	(5,905)	(2,821)	(17,267)	(6,169)
Depreciation and amortization expenses	(598)	(458)	(1,684)	(1,143)

Loss from operations	(14,772)	(9,746)	(42,202)	(22,400)
Other income (expense), net:
Interest income	2	20	2	22
Beneficial conversion feature expense	—	—	—	(10,000)
Interest expense, net of amounts capitalized	—	(732)	—	(1,454)
Foreign currency gain	—	—	—	24
Loss from change in fair value of warrant liability	—	(159)	(6,914)	(2,449)

Other income (expense), net	2	(871)	(6,912)	(13,857)

Net loss	$(14,770)	$(10,617)	$(49,114)	$(36,257)

Three months ended September 30, 2011 compared to the three months ended September 30, 2010
Operating Expenses

	Three Months Ended		Increase/
	September 30,		(decrease)
	2011	2010	$	%
	(Dollars in thousands)

Operating expenses:
Research and development expenses	$(8,269)	(6,467)	$1,802	28%
General and administrative expenses	(5,905)	(2,821)	3,084	109%
Depreciation and amortization expense	(598)	(458)	140	31%

Total operating expenses	$(14,772)	$(9,746)	$5,026

Research and Development Expenses. Our research and development expenses increased by $1.8 million, or 28%, for the three months ended September 30, 2011 as compared to the same period in 2010. This increase was primarily the result of a $1.3 million increase in payroll and related expenses due to an increase in headcount. During 2011, we continued to expand our research and development efforts as we focused more on commercialization of our technology. Our expenses related to laboratory testing, supplies, and chemicals increased by $1.0 million to $1.5 million for the three months ended September 30, 2011, from $0.5 million for the same period in 2010 related to testing biomass fuels for quality. Our demonstration unit is used for testing feedstocks, catalyst formulations and other process variables under a simulated commercial production environment. Operating costs associated with our demonstration unit, which include repairs, utilities, and supplies, increased approximately $0.8 million to $2.3 million for the three months ended September 30, 2011 from $1.5 million in the same period in 2010. The increase in our research and development expenses was partially offset by a $1.2 million decrease in our consulting fees to $0.6 million for the three months ended September 30, 2011 from $1.8 million for the same period in 2010. This decrease was primarily the result of preproduction design work for our first commercial production facility during the three months ended September 30, 2010 that did not recur during the three months ended September 30, 2011 as our first commercial production plant is under construction and costs are being capitalized.
General and Administrative Expenses. Our general and administrative expenses increased by $3.1 million, or 109%, for the three months ended September 30, 2011 as compared to the same period in 2010. This increase was primarily the result of a $2.4 million increase in payroll and related expenses due to increased headcount. Payroll and related expenses included stock-based compensation of $1.3 million compared to $0.3 million for the three months ended September 30, 2011 and 2010, respectively. We had an increase in general and administrative expenses of $0.3 million during the three months ended September 30, 2011 compared to the same period during 2010 for insurance primarily due to the amortization of our D&O insurance prepaid during June 2011. Furthermore, we also had an increase in general and administrative expenses of $0.2 million to $0.8 million for the three months ended September 30, 2011, from $0.6 million for the same period in 2010 for consultants primarily driven by the hiring of consultants to assist with Sarbanes Oxley compliance implementation and planning and training for the implementation of our new ERP system.
Depreciation and Amortization Expense. Our depreciation and amortization expense increased by $0.1 million, or 31%, for the three months ended September 30, 2011 as compared to the same period in 2010 due to additional depreciation expense associated with our demonstration unit.
Other Income (Expense), Net
Interest Expense, Net of Amounts Capitalized. Interest expense decreased by approximately $0.7 million, or 100%, for the three months ended September 30, 2011 as compared to the same period in 2010. Interest expense of $728,000 recorded in the third quarter of 2011, which was associated with construction costs and equipment purchases for our initial-scale commercial production facility in Columbus, Mississippi, was capitalized, as compared to zero in the third quarter of 2010.

Loss from Change in Fair Value of Warrant Liability. The loss from change in fair value of warrant liability expense decreased by $159,000, or 100%, for the three months ended September 30, 2011 as compared to the same period in 2010. The change is related to the change in fair value of our convertible preferred stock warrants, which were recorded as derivatives and reflected on our consolidated balance sheets as a current liability prior to the warrants converting into warrants to purchase common stock upon conversion of our convertible preferred at the close of our initial public offering. We performed our final mark-to-market adjustment on the convertible preferred stock warrant liability on June 29, 2011, the date the initial public offering closed, and as a result, we had no convertible preferred stock liability as of June 30, 2011 and September 30, 2011.
Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010
Operating Expenses

	Nine Months Ended		Increase/
	September 30,		(decrease)
	2011	2010	$	%
	(Dollars in thousands)

Operating expenses:
Research and development expenses	$(23,251)	$(15,088)	$8,163	54%
General and administrative expenses	(17,267)	(6,169)	11,098	180%
Depreciation and amortization expense	(1,684)	(1,143)	541	47%

Total operating expenses	$(42,202)	$(22,400)	$19,802

Research and Development Expenses. Our research and development expenses increased by $8.2 million, or 54%, for the nine months ended September 30, 2011 as compared to the same period in 2010. This increase was primarily the result of a $3.9 million increase in payroll and related expenses due to an increase in headcount. During 2011, we continued to expand our research and development efforts as we focused more on commercialization of our technology. Our expenses related to laboratory testing, supplies, and chemicals increased by $3.7 million to $4.7 million for the nine months ended September 30, 2011, from $1.0 million for the same period in 2010 related to testing biomass fuels for quality. Operating costs associated with our demonstration unit, which include repairs, utilities, and supplies, increased approximately $1.9 million to $5.7 million for the nine months ended September 30, 2011 from $3.8 million in the same period in 2010. The increase in our research and development expenses was primarily offset by a $1.2 million decrease in our consulting fees to $2.8 million for the nine months ended September 30, 2011 from $4.0 million for the same period in 2010. This decrease was primarily the result of preproduction design work for our first commercial production plant during the nine months ended September 30, 2010 that did not recur during the nine months ended September 30, 2011 as our first commercial production plant is under construction and costs are being capitalized.
General and Administrative Expenses. Our general and administrative expenses increased by $11.1 million, or 180%, for the nine months ended September 30, 2011 as compared to the same period in 2010. This increase was primarily the result of a $6.2 million increase in payroll and related expenses due to increased headcount. Payroll and related expenses included stock-based compensation of $4.3 million compared to $0.4 million for the nine months ended September 30, 2011 and 2010, respectively. We had an increase in general and administrative expenses of $2.7 million to $3.8 million for the nine months ended September 30, 2011, from $1.1 million for the same period in 2010 for consultants primarily driven by the hiring of consultants to assist with Sarbanes Oxley compliance implementation, the planning and training for the implementation of our new ERP system, product stewardship studies, and marketing firms and engineers engaged to assist with applying for grants loan guarantees from the federal government. We had an increase of $0.6 million in legal fees for the nine months ended September 30, 2011 compared to the same period in 2010 as we continued to file patent applications with respect to our technology with a particular emphasis on protecting our core technologies. Furthermore, we had an increase in general and administrative expenses of $0.4 million during the nine months ended September 30, 2011 compared to the same period during 2010 for insurance primarily due to the amortization of our D&O insurance prepaid during June 2011 and an increase in our general liability insurance. Travel related expenses increased about $0.3 million primarily as a result of business development and visits to the Columbus, Mississippi construction site. The remaining increase relates to recruiting fees, relocation expenses, office supplies, and office maintenance associated with increasing our headcount.

Depreciation and Amortization Expense. Our depreciation and amortization expense increased by $0.5 million, or 47%, for the nine months ended September 30, 2011 as compared to the same period in 2010 due to additional depreciation expense associated with our demonstration unit.
Other Income (Expense), Net
Interest Expense, Net of Amounts Capitalized. Interest expense decreased by approximately $1.5 million, or 100%, for the nine months ended September 30, 2011 as compared to the same period in 2010. Interest expense of $1.7 million recorded in the nine months ended September 30, 2011, which was associated with construction and equipment purchases for our initial-scale commercial production facility in Columbus, Mississippi was capitalized as compared to zero in the nine months ended September 30, 2010.
Foreign Currency Loss. Our foreign currency loss in 2010 was attributable to our wholly owned subsidiary, KiOR B.V. (in liquidation), whose operations were combined with those of KiOR, Inc. in 2010. During the nine months ended September 30, 2011, we did not enter into any foreign currency transactions.
Loss from Change in Fair Value of Warrant Liability. The loss from change in fair value of warrant liability expense increased by $4.5 million, or 182%, for the nine months ended September 30, 2011 as compared to the same period in 2010. The change is related to the change in fair value of our convertible preferred stock warrants, which are recorded as derivatives and reflected on our consolidated balance sheets as a current liability prior to the warrants converting into warrants to purchase common stock upon conversion of our convertible preferred stock at the close of our initial public offering. We performed our final mark-to-market adjustment on the convertible preferred stock warrant liability on June 29, 2011, the date the initial public offering closed, reducing our convertible preferred stock warrant liability to zero.
Liquidity and Capital Resources
Since inception, we have generated significant losses. As of September 30, 2011, we had an accumulated deficit of approximately $115.4 million. We have never generated any revenue. We expect to continue to incur operating losses through at least 2013 as we continue into the commercialization stage of our business. Commercialization of our technology will require significant capital expenditures.
We believe that our $152.2 million of cash and cash equivalents as of September 30, 2011 and $35.6 million of remaining available borrowings as of September 30, 2011 under our $75 million interest-free loan from the Mississippi Development Authority will enable us to meet our liquidity needs for the next 12 months. We anticipate that our material liquidity needs in the near and intermediate term will consist of the following:
•
Funding the construction and startup of our initial-scale commercial production facility currently under construction in Columbus, Mississippi. We estimate that this project will require additional cash capital expenditures of approximately $114 million through mechanical completion expected in the first half of 2012 and also will require additional start-up expenditures that we estimate to be approximately $19 million, all of which are anticipated to lead to commencement of commercial production in the second half of 2012.

•
Funding our overhead and other operating costs, which have averaged $12.5 million of cash per quarter for the first three quarters of 2011, until we are able to generate sufficient revenue from the commercial production and sale of our blendstocks to allow us to fund these costs from internally generated cash flows, which is not expected to occur until at least 2013.

•
Funding a portion of the front-end capital expenditures for our planned first standard commercial production facility in Newton, Mississippi, such as certain front-end engineering and procurement services and long-lead equipment. The total cost of the Newton project is estimated at $460 million, comprised of $350 million for the conversion plant and $110 million for a centralized hydrotreating plant being designed with capacity for Newton and a second, similar sized facility. In the near term, our plan is to continue leveraged, value engineering for this project and to explore sourcing options for long-lead time procurement components. We expect to begin construction of this facility around year-end of 2012, depending on the availability of financing. We expect such financing will be contingent upon, among other things, successful commissioning and start-up of our Columbus facility, entering into satisfactory feedstock supply and offtake agreements for the facility, receipt of necessary governmental and regulatory approvals and permits, any required equity financing, there being no material adverse effect on us or our industry (including relevant commodity markets) and general market conditions.

Longer term, we also anticipate material liquidity needs for the construction of additional commercial production facilities. If we are unable to obtain additional financing, we will have to delay, scale back or eliminate our construction plans for the Newton facility and other future facilities and may not be able to fund our overhead and other operating costs, which could harm our business, financial condition and results of operations.
Initial Public Offering
On June 29, 2011, we closed our initial public offering of 10,000,000 shares of Class A common stock at a price to the public of $15.00 per share. We received approximately $137.4 million of proceeds from the offering, net of underwriting discounts and commissions and estimated expenses. We granted the underwriters a 30-day option to purchase up to 1,500,000 additional shares of our Class A common stock at the initial public offering price, which was partially exercised in July 2011 resulting in the issuance of an additional 800,000 shares for additional net proceeds of approximately $11.2 million.
Issuance of Series C Convertible Preferred Stock
In April 2011, we issued 11,219,908 shares of Series C convertible preferred stock for total consideration of $55 million. Each share of Series C convertible preferred stock had the same voting rights as our Series B convertible preferred stock. Each share of Series C convertible preferred stock was convertible at the option of the holder at any time without payment of additional consideration into such number of fully paid and non-assessable shares of our Class A common stock as would be determined by dividing the original issue price of the Series C convertible preferred stock by the Series C convertible preferred stock conversion price, which was initially $4.902. Pursuant to the terms of the Series C convertible preferred stock, the conversion price was adjusted to 80% of the IPO price. Upon the closing of our initial public offering, all outstanding shares of Series C convertible preferred stock were converted automatically into 4.6 million shares of Class A common stock using a conversion price of $12.00 per share.
Liquidity
We believe that our current cash and cash equivalents and $35.6 million of remaining available borrowings under our $75 million interest-free loan from the Mississippi Development Authority will be sufficient to fund our current operations for the next 12 months, to fund completion of our initial-scale commercial production facility in Columbus, Mississippi and, and to the extent that funds are available, to fund a portion of the capital expenditures, such as front-end engineering and procurement services and long-lead equipment, for our first standard commercial production facility in Newton, Mississippi. We will need substantial additional capital resources to complete our subsequent standard commercial production facilities we plan to build in Mississippi and other Southeastern states. We expect any such financing will be contingent upon, among other things, successful commissioning and start-up of our Columbus facility, entering into satisfactory feedstock supply and offtake agreements for the facility, receipt of necessary governmental and regulatory approvals and permits, any required equity financing, there being no material adverse effect on us or our industry (including relevant commodity markets) and general market conditions. If we are unable to obtain sufficient additional financing, we will have to delay, scale back or eliminate construction plans for some or all of these facilities, any of which could harm our business, financial condition and results of operations.
Mississippi Development Authority Loan
On March 17, 2011, our subsidiary, KiOR Columbus LLC, or KiOR Columbus, entered into a loan agreement with the Mississippi Development Authority, or MDA, pursuant to which the MDA has agreed to make disbursements to KiOR Columbus from time to time in a principal amount not to exceed $75 million in the aggregate to reimburse costs incurred by KiOR Columbus to purchase land, construct buildings and to purchase and install equipment for use in the manufacturing of our renewable crude oil from Mississippi-grown biomass. Principal payments on the loan are due semiannually on June 30 and December 31 of each year, commencing on the earlier of (a) December 31, 2012 or (b) the next scheduled payment date that is at least six months after we commence commercial production of renewable crude oil at our initial-scale commercial production facility for sale to customers in the ordinary course of business. On each such payment date, we are required to pay an amount equal to the lesser of an amount sufficient to repay the total loan within (a) a period of time determined by the weighted-average life of the equipment being purchased with the proceeds thereof or (b) 20 years. Under this loan, we committed to employing at least 30 employees, with aggregate salaries of at least $1.0 million, once our initial-scale commercial production facility is fully operational. In addition, we are required to pay the entire outstanding principal amount of the loan, together with all other applicable costs, charges and expenses no later than the date 20 years from the date of our first payment on the loan. This loan is non-interest bearing.

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
As of September 30, 2011, we had received $39.4 million of the Mississippi Development Authority Loan to reimburse us for expenses incurred on the construction of our initial-scale commercial production facility located in Columbus, Mississippi.
The non-interest bearing component of the Mississippi Development Authority Loan was intended to incentivize us to design, construct and operate our initial-scale commercial production facility in Columbus, Mississippi. We imputed interest on the Mississippi Development Authority Loan and determined the loan discount to be the difference between the face value of the loan and the discounted present value of the loan using an estimated market rate of 5.5%, with such rate based on interest bearing loans of a similar nature and terms. Of the $39.4 million in loan proceeds received through September 30, 2011, we estimated approximately $17.2 million was attributable to the non-interesting bearing component of the loan. Consequently, we recorded a discount on the Mississippi Development Authority Loan of $17.2 million and a reduction of the capitalized cost of the related assets for which we were reimbursed in the same amount. The loan discount is recognized as interest expense, subject to interest capitalization during the construction phase, using the effective interest method. As of September 30, 2011, $479,000 of the loan discount had been recognized as interest expense.
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
We intend to utilize proceeds from our initial public offering to fund our operations, to fund completion of our initial-scale commercial production facility in Columbus, Mississippi and, to the extent that funds are available, to fund a portion of the capital expenditures, such as front-end engineering and procurement services and long lead equipment, for our first standard commercial production facility in Newton. We plan to fund the remaining construction costs of the Newton facility with debt and equity from one or more public or private sources. We expect any such financing will be contingent upon, among other things, successful commissioning and start-up of our Columbus facility, entering into satisfactory supply and off take agreements for the facility, receipt of necessary governmental and regulatory approvals and permits, and required equity financing, there being no material adverse effect on us or our industry (including relevant commodity markets) and general market conditions.

Long-Term Debt
Long-term debt consists of the following:

	September 30,	December 31,
	2011	2010
	(Amounts in thousands)

Long-term debt:
Equipment loans	$3,366	$3,710
Business loan	6,311	6,327
Mississippi Development Authority Loan	39,391	—
Less: unamortized debt discounts	(17,369)	(520)

Total debt, net of discount	31,699	9,517
Less: current portion	(2,617)	(4,480)

Long-term debt, net of discount	$29,082	$5,037

Equipment Loans
Equipment Loan #1 — On December 30, 2008, we entered into our equipment loan agreement with Lighthouse Capital Partners VI, L.P. The loan agreement provides for advances at $100,000 minimum increments up to $5.0 million in the aggregate for purchases of equipment. All advances must have been funded no later than September 30, 2009. Each advance represents a separate loan tranche that is payable monthly over a three-year period from the date of issuance of the advance at an annual interest rate of 7.5%. In addition, at loan maturity, we are required to make a payment equal to 7.5% of the total principal on the loan. The loans were originally to mature at dates from March 2012 to October 2012, which dates were extended to January 2014 by the amendment described below.
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
Amendments of Equipment and Business Loans
In February 2011 and April 2011, we amended Equipment Loan #1 and the Business Loan to waive certain covenant restrictions to allow us to enter into the Mississippi Development Authority Loan Agreement. In addition, the amendments provided for a deferral of principal payment for one year, included prepayment penalties and extended the maturities of the loans to January 2014. All other terms were unchanged. Interest during the principal deferral period is paid at 1% to 2.5% over the original stated interest rate and reverts to the original interest rate upon expiration of the deferral period. In connection with the amendments, we paid aggregate fees of $60,000 upon execution of the amendments and agreed to pay $240,000 upon maturity. In addition, we agreed to issue warrants to purchase $300,000 of securities issued in a next-round equity financing, if such equity financing of at least $35 million is completed prior to May 15, 2011. If such financing was not completed prior to May 15, 2011, we agreed to issue warrants to purchase 61,200 shares of Series B Preferred Stock at an exercise price of $4.902 per share. The Series C convertible preferred stock issued in April 2011 in the aggregate amount of $55.0 million met the next-round equity financing requirement and, as a result, warrants to purchase 61,200 shares of Series C convertible preferred stock at an exercise price of $4.902 per share were issued in connection with the equipment and business loan amendments. The warrants to purchase 61,200 shares of Series C convertible preferred stock automatically converted into warrants to purchase 25,000 shares of Class A common shares using a conversion price of 80% of the IPO price.

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
Cash Flows

	Nine Months Ended
	September 30,
	2011	2010
	(Amounts in thousands)

Net cash provided by (used in):
Operating activities	$(37,598)	$(21,751)
Investing activities	$(104,107)	$(9,771)
Financing activities	$242,578	$101,415
Operating activities. Net cash used in operating activities for the nine months ended September 30, 2011 was $37.6 million compared with $21.8 million in the same period in 2010. This increase in cash used was attributable to running the demonstration unit and increased employee costs, as well as increased costs for research and development.
Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2011 was $104.1 million compared to $9.8 million in the same period in 2010. This increase in cash used is primarily related to the construction of our initial-scale commercial production facility in Columbus, Mississippi.
Financing Activities. Net cash provided in financing activities was $242.6 million for the nine months ended September 30, 2011 as compared to cash provided by financing activities of $101.4 million in the same period in 2010. The increase was primarily attributable to proceeds in the amount of $148.6 million from our initial public offering, $55.0 million from our Series C financing, and $39.4 million from the Mississippi loan during the nine months ended September 30, 2011 compared to proceeds of $95 million from our Series B financing that occurred during the nine months ended September 30, 2010.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of September 30, 2011, our investment portfolio consisted primarily of money market funds. Due to the short-term nature of our investment portfolio, our exposure to interest rate risk is minimal.

ITEM 4.	Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.
There was no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1.	Legal Proceedings
We are not a party to any material litigation or proceeding and are not aware of any material litigation or proceeding, pending or threatened against us.

ITEM 1A.	Risk Factors
There have been no material changes from the risk factors disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from Public Offering of Class A Common Stock
Our initial public offering of Class A common stock was effected through a Registration Statement on Form S-1 (File No. 333-173440) that was declared effective by the SEC on June 23, 2011. The net offering proceeds to us were approximately $148.6 million. Of the net proceeds, as of September 30, 2011, we estimate that $13 million has been used for general corporate purposes, front-end engineering for our first planned standard commercial production facility in Newton, Mississippi, and start-up costs for our initial-scale commercial production facility currently under construction in Columbus, Mississippi and $4 million was used to expand our demonstration unit. At September 30, 2011, the remaining net proceeds were invested in short-term, interest-bearing investment grade securities.

ITEM 6.	Exhibits
See the Exhibit Index accompanying this Quarterly Report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KiOR, Inc.
By:	/s/ John H. Karnes
John H. Karnes
Chief Financial Officer (Principal Financial Officer)
Date: November 10, 2011

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