Form 10-K
period 2011-12-31
Kior Inc
filed 2012-03-27
CIK 1418862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-35213

KiOR, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0652233
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13001 Bay Park Road

Pasadena, Texas 77507

(Address of principal executive offices) (Zip Code)

Tel: (281) 694-8700

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of class	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last reported trading price of the registrant’s common stock on the NASDAQ Global Select Market on that date, was approximately $90.0 million.

There were 42,643,592 and 60,652,471 shares of the registrant’s Class A and Class B common stock, respectively, outstanding on March 16, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2012 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year, which we refer to as the Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements. All statements other than statements of historical fact contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs.

In particular, forward-looking statements in this Annual Report include statements about:

•	the size of the potential markets for our cellulosic gasoline and diesel;

•	the expected production costs and cost-competitiveness of our cellulosic gasoline and diesel;

•	our ability to obtain additional debt or equity financing on acceptable terms, if at all;

•	the anticipated performance attributes of our cellulosic gasoline and diesel;

•	the accuracy of our estimates regarding expenses, construction costs, future revenue and capital requirements;

•	the timing of the construction and commencement of operations at our initial scale and planned standard commercial production facilities;

•	achievement of advances in our technology platform and process design, including improvements to our yield;

•	our ability to produce cellulosic gasoline and diesel at commercial scale;

•	our ability to obtain feedstock at commercially acceptable terms;

•	our ability to locate production facilities near low-cost, abundant and sustainable feedstock;

•	the future price and volatility of petroleum-based products and of our current and future feedstocks;

•

government regulatory certification, including certification of our gasoline and diesel products as cellulosic biofuels and registration of our products with the U.S. Environmental Protection Agency as fuels, and industry acceptance of our cellulosic gasoline and diesel, as well as certification, registration and acceptance of our products for use in jet fuel;

•	government policymaking and incentives relating to renewable fuels;

•	our ability to obtain and retain potential customers for our cellulosic gasoline and diesel;

•	our ability to hire and retain skilled employees;

•	our ability to obtain and maintain intellectual property protection for our products and processes; and

•	the ability of our competitors, many of whom have greater resources than we do, to offer alternatives to our cellulosic gasoline and diesel.

These forward-looking statements are subject to a number of important risks, uncertainties and assumptions, including those described in “Risk Factors” in Part I, Item 1A and elsewhere in this Annual Report. Moreover, we operate in a competitive and rapidly changing environment in which new risks emerge from time to time. It is not possible for our management to predict all risks. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We cannot guarantee that the events and circumstances reflected in the forward-looking statements will occur or be achieved. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report, except to the extent required by law.

PART I

ITEM 1. Business

Overview

We are a next-generation renewable fuels company, producing cellulosic gasoline and diesel from abundant non-food biomass. While other renewable fuels are derived from soft starches, such as corn starch or cane sugar, for ethanol, or from soy and other vegetable oils for biodiesel, cellulosic fuel is derived from lignocellulose found in wood, grasses and the non-edible portions of plants. We have developed a two-step proprietary technology that converts non-food lignocellulose into gasoline and diesel that can be transported using the existing fuels distribution system for use in vehicles on the road today.

Our mission is to produce cellulosic gasoline and diesel in a profitable yet sustainable manner. We strive to achieve net environmental and social benefits by achieving a negative carbon footprint, responsibly managing land use and water resources, and preserving forests and food sources, while promoting energy independence, job creation and community investment. Our strategy is generally predicated on feedstock sources consisting of unirrigated biomass sources that can be harvested on a sustainable basis on non-food or degraded lands in rural areas where our investment will result in welcomed new jobs and economic revitalization.

We are fundamentally different from traditional oil and biofuels companies. Unlike traditional oil companies, we generate hydrocarbons from renewable sources rather than depleting fossil fuel reserves. At the same time, we differ from most traditional biofuels companies because our end products are fungible hydrocarbon-based gasolines and diesels that can be used as components in formulating finished gasoline and diesel fuels, rather than alcohols or fatty acid methyl esters, or FAME, such as ethanol or biodiesel. As compared to ethanol, we expect that the energy density of one gallon of our cellulosic gasoline and diesel will equate to 1.7 gallons of ethanol equivalent, or GEEs. While we are a development stage company that has not generated any revenue and has experienced net losses since inception, through our proprietary technology platform, we expect to provide new domestic sources of liquid transportation fuels — sustainably — using a variety of renewable natural resources to help further energy independence and reduce greenhouse gas emissions.

Based on the technological and operational milestones we have achieved to date, we believe that when we are able to commence commercial production at our planned first standard commercial production facility, primarily using Southern Yellow Pine, we will be able to produce our cellulosic gasoline and diesel without government subsidies on a cost-competitive basis with their petroleum-based counterparts at current pricing. Our proprietary catalyst systems, reactor design and refining processes have achieved yields of cellulosic fuel products of approximately 67 gallons per bone dry ton of biomass, or BDT, in our demonstration unit that we believe would allow us to produce our cellulosic gasoline and diesel today at a per-unit unsubsidized production cost below $1.80 per gallon, if produced in a standard commercial production facility with a feedstock processing capacity of 1,500 BDT per day. This unsubsidized production cost equates to less than $550 per metric ton, $0.50 per liter and $1.10 per gallon of ethanol equivalent. This per-unit cost assumes a price of $72.30 per BDT for Southern Yellow Pine clean mill chips and anticipated operating expenses at the increased scale and excludes cost of financing and facility depreciation. Over time, we expect to improve our overall process yield by enhancing our technology to significantly reduce our feedstock costs by using lower grade woody biomass and other biomass feedstocks and to lower our operating expenses through various process engineering initiatives. For 2011, the average U.S. Gulf Coast spot prices for traditional petroleum-based gasoline and ultra-low sulfur diesel were $2.748 and $2.972 per gallon, respectively. For 2011, average market prices for corn ethanol, biodiesel and sugarcane ethanol were $2.623, $5.121 and $3.409 per gallon, respectively.

We believe that the solution to the world’s growing transportation fuel demands must be:

•

Real. Our technology produces high-quality cellulosic gasoline and diesel that are true hydrocarbons similar to their traditional petroleum-based counterparts and that we believe will “drop in” to the existing transportation fuels infrastructure for use in vehicles on the road today. Our gasoline and diesel can be used as components in formulating a wide variety of finished fuels meeting ASTM International specifications. Our gasoline and diesel are not ethanol or FAME biodiesel, which generally are subject to blending limits and which must be transported and stored separately from traditional hydrocarbon-based gasoline and diesel products.

•

Renewable. Our proprietary technology platform allows us to convert into cellulosic gasoline and diesel a wide variety of low-cost, abundant and sustainable non-food biomass, including woody biomass (such as whole tree chips, logging residues, branches and bark), agricultural residues (such as sugarcane bagasse), and energy crops (such as switchgrass and miscanthus). In this regard, we believe that our cellulosic gasoline and diesel will help to satisfy mandates under the Renewable Fuel Standard program, or RFS2.

•

Rural. We plan to locate our commercial production facilities in rural areas near sources of low-cost, abundant and sustainable biomass. We also consider the proximity of a potential site to our prospective customers, the adequacy of infrastructure, the availability of labor to operate our facilities and the award of any state or local incentives. We believe that our rural focus not only will help us reduce our operating costs, but also will help revitalize the rural economies in which we locate our facilities.

•

Repeatable. We plan to employ a modular design for our standard commercial production facilities that can be replicated in numerous locations with abundant and sustainable non-food feedstock in the southeastern United States and elsewhere. We believe that this “copy exact” design will help us to reduce our capital costs, implement learned best practices and facilitate rapid deployment of new production facilities.

Our biomass-to-cellulosic fuel technology platform combines our proprietary catalyst systems with well-established fluid catalytic cracking, or FCC, and hydrotreating processes that have been used in crude oil refineries to produce gasoline for decades. This biomass fluid catalytic cracking, or BFCC, process operates at moderate temperatures and pressures to convert biomass in a matter of seconds into the renewable crude oil that can be processed using standard refining equipment into our cellulosic gasoline and diesel.

We were incorporated in Delaware and commenced operations in July 2007. Since our inception, we have operated as a development stage company, performing extensive research and development to develop, enhance, refine and commercialize our biomass-to-cellulosic fuel technology platform. During this time, we have demonstrated the efficacy and scalability of our BFCC process, attaining progressive technology milestones through laboratory, pilot unit and demonstration unit environments. Our pilot unit has been in operation since March 2009, and our demonstration unit, which represents a 400-times scale-up of our pilot plant, has been in operation since March 2010.

In the first quarter of 2011, we began construction on our initial-scale commercial production facility in Columbus, Mississippi that is designed to process 500 BDT of feedstock per day, which represents a 50-times capacity increase over our demonstration unit. We currently intend, subject to our ability to raise capital, to begin construction of our first standard commercial production facility in Mississippi near year end 2012 once our Columbus facility is fully operational. Our standard commercial production facilities are being designed to process approximately 1,500 BDT of feedstock per day, approximately three times the size of our Columbus facility, in order to take advantage of economies of scale. By staging the expansion of our standard commercial facilities in discrete facility-by-facility projects that are independently viable, we believe that we will have flexibility to plan our growth in response to capital availability and market conditions.

We believe that our cellulosic gasoline and diesel will offer several environmental benefits compared to traditional petroleum-based fuels. According to a February 2011 analysis performed by TIAX LLC, a leading technology processing and commercialization company, using data we provided, our gasoline and diesel produced in our standard commercial production facilities are projected to reduce direct lifecycle greenhouse gas emissions by over 80% compared to the fuels they displace.

Additional financial information regarding our operations and assets is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II, and Note 4 of our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Our Market

The global transportation fuels market represents one of the world’s largest markets at over $2 trillion. According to the U.S. Energy Information Administration, or EIA, for 2010, there was a 138 billion gallon market for gasoline and a 49 billion gallon market for diesel in the United States alone. We expect our cellulosic gasoline and diesel to have “drop in” compatibility with traditional hydrocarbons, unlike conventional biofuels such as FAME diesel, corn ethanol and sugarcane ethanol.

Although we expect our cellulosic gasoline and diesel will be marketable into the global transportation fuels market, their renewable nature also allows us to benefit from government programs and incentives. In 2007, the Energy Independence and Security Act, or EISA, was adopted to move the United States toward greater energy independence and security and to increase the production of clean renewable fuels domestically. EISA updated the RFS2 to require the use of various varieties of renewable biofuels, which are assigned renewable identification numbers, or RINs. The number of RINs per gallon is defined by the Equivalence Value (EV) which is related to the relative energy content compared to corn ethanol.

Under RFS2, a renewable fuel must reduce direct lifecycle greenhouse gas emissions by at least 20%, an advanced biofuel must reduce lifecycle greenhouse gas emissions by at least 50%, a biomass-based diesel must reduce lifecycle greenhouse gas emissions by at least 50% and a cellulosic biofuel must reduce lifecycle greenhouse gas emissions by at least 60%. Under the Argonne National Laboratory’s Greenhouse Gases, Regulated Emissions and Energy Use in Transportation, or GREET, model, the estimated default reductions in direct lifecycle greenhouse gas emissions of certain renewable fuels and the projected reductions in direct lifecycle greenhouse gas emissions of our cellulosic gasoline and diesel are as follows:

Renewable Fuel Category	% Lifecycle GHG Reduction
Corn ethanol (renewable fuel)	25%
Sugarcane ethanol (advanced biofuel)	71%
Biodiesel (biomass-based diesel)	76%
KiOR gasoline (cellulosic biofuel)	82%
KiOR diesel (cellulosic diesel)	83%

We believe that our cellulosic gasoline and diesel will qualify as cellulosic biofuel under RFS2. We expect that our gasoline and diesel will have an EV between 1.5 to 1.7, resulting in an equivalent number of RINs per gallon. We expect that this designation, together with the higher energy content of our cellulosic gasoline and diesel compared to ethanol, will make our products attractive to fuel producers because they can be used to satisfy specific volume requirements for cellulosic biofuel, as well as the volume requirements for both advanced biofuel and renewable fuel under RFS2. This provides cellulosic biofuel producers like our company an opportunity to compete with producers of advanced biofuel and other renewable fuel, but not vice versa. Accordingly, the potential size of the mandated market for cellulosic biofuel in 2022 under RFS2 encompasses the 36.0 billion gallon mandate for all renewable fuels, which includes the 21.0 billion gallon mandate for advanced biofuel, which also includes the 16.0 billion gallon mandate for cellulosic biofuel. Under the EISA mandates, by 2022 renewable fuels are expected not only to make up an increasing percentage of liquid transportation fuels in the United States, but also are expected to contribute to a 15% reduction in net imports of crude oil from 2009 levels. At 2011 average per gallon market prices of $2.623 for ethanol as renewable fuel pricing, $3.409 for sugarcane ethanol as advanced biofuel pricing, $5.121 for biodiesel as biomass-based diesel pricing and $1.130 cellulosic waiver as the premium to advanced biofuels, the 36.0 billion gallon RFS2 mandated market for 2022 would be worth approximately $129 billion. Additional renewable fuels mandates exist in Europe and other countries with varying mandates and volume requirements for premium renewable fuels.

Our Competitive Strengths

We believe that our business benefits from a number of competitive strengths, including the following:

•

Our cellulosic gasoline and diesel are hydrocarbons compatible with the existing transportation fuels infrastructure. Unlike other renewable fuels such as ethanol, which is alcohol-based, or biodiesel, which is composed of fatty acids, our cellulosic gasoline and diesel are compatible hydrocarbons that can “drop in” to the existing petroleum-based transportation fuels infrastructure, including pipelines, interchangeably with their petroleum-based counterparts to produce finished gasoline and diesel fuels meeting ASTM specifications. In addition, due to the higher energy content of our cellulosic gasoline and diesel compared to ethanol, we believe that our products will sell at a premium to ethanol. Currently, we expect to compete in the mandated renewable fuels market against corn ethanol, sugarcane ethanol and biodiesel and in the general market for gasoline and diesel fuels.

•

We combine proprietary technology with well-established FCC and other refining processes. We have developed a two-step technology platform that uses our proprietary catalyst systems, process design and know-how, while leveraging well-established FCC and other refining processes, to convert a variety of biomass into high-quality cellulosic gasoline and diesel. We believe that our in-house catalytic development program affords us a significant advantage in terms of developmental lifecycle time and efficacy of our research and development investment. By leveraging our technological innovations with well-established FCC processes with their long and successful track record and demonstrated scale-up cost, we believe we have significantly reduced our operating risk.

•

Our technology is feedstock flexible, and we have identified low-cost, abundant and sustainable feedstock. Our technology platform is feedstock flexible and has been successfully tested on a variety of biomass. We believe that our feedstock flexibility will allow us to use the most cost-effective feedstock or combination of feedstocks at a given location. We have selected Southern Yellow Pine as our initial primary feedstock because of its abundant supply in the southeastern United States and generally stable pricing history. This non-food feedstock has a low cost relative to other traditional renewable biomass and a long lifecycle that we believe significantly dampens price volatility compared to seasonal feedstocks that depend more on weather and other short-term supply and demand dynamics. We expect that our ability to use logging residues, branches and bark will enable us to lower our feedstock costs.

•

We have an experienced management team. Our executive officers and senior operational managers have extensive experience in research and development, new product development, capital project execution, feedstock procurement, plant operations and technology commercialization across the catalyst, refining, chemicals and forest products industries. We believe that the experience of our management team provides us with valuable relevant experience, which we believe will enhance our ability to commercialize our products, grow our business and improve our technology.

Our Strategy

Our mission is to leverage our proprietary technology platform to produce cellulosic gasoline and diesel at prices that are competitive with their petroleum-based counterparts. Key elements of our strategy include the following:

•

We have adopted a build, own and operate strategy. We plan to build, own and operate our commercial production facilities in the United States. We began constructing our 500 BDT per day initial-scale commercial production facility in Columbus, Mississippi in the first quarter of 2011, with production expected to begin in the second half of 2012. We intend to construct our 1,500 BDT per day standard commercial production facilities, which are designed to have three times the capacity of our initial-scale commercial production facility, beginning near year end 2012 with our first planned standard commercial production facility in Mississippi.

•

We plan to deploy production facilities using “copy exact” principles. We are designing our initial-scale commercial production facility to process 500 BDT per day and our subsequent standard commercial production facilities to process 1,500 BDT per day, and we plan to employ a modular design that can be replicated for our subsequent standard commercial production facilities. Utilizing learning from our initial commercial production facilities, we plan to deploy a “copy exact” strategy of standardized modular designs to reduce our capital costs, implement best practices, reduce operating costs, increase personnel flexibility and facilitate fast deployment of new production facilities.

•

We plan to expand our base of prospective customers. We believe that we will be able to sell our cellulosic gasoline and diesel to a variety of potential customers, including independent refiners, integrated oil companies, distributors of finished products, such as terminal or rack owners, and end users of petroleum products, such as transportation companies, fleets or petrochemical operators. We also intend to seek certification of our products for use in jet fuel. We believe that this broad potential customer base will allow us to maximize the value we receive for our products, as well as make us less dependent on any one customer or market.

•

We intend to maximize our feedstock flexibility and reduce costs. Our technology platform is feedstock flexible and has been successfully tested on a variety of biomass. We plan to reduce our feedstock costs by increasing our use of lower grade woody biomass, such as logging residues, branches and bark, at our planned commercial production facilities. Longer term, we believe that the flexibility of our proprietary catalyst systems will enable us to co-feed many of our plants with a variety of other types of renewable cellulosic biomass, including other woody biomass (such as poplar and eucalyptus tree chips), agricultural residues (such as sugarcane bagasse), and energy crops (such as sorghum, switchgrass and miscanthus). We believe that our feedstock flexibility will allow us to expand the geographic scope of our business, identify locations with proximity to multiple feedstocks and use the most cost-effective feedstock or combination of feedstocks at a given location.

•

We intend to leverage our technology and expertise to increase our yields and the efficiency of our process. We have focused on enhancing our proprietary technology and processes through each stage of development. This effort focuses on continuously improving our proprietary catalyst systems, optimizing the reactor design and operating conditions and enhancing our processing technology. We have increased our overall process yield from approximately 17 gallons of cellulosic gasoline, diesel and fuel oil per BDT to approximately 67 gallons per BDT. Our research and development efforts are focused on increasing this yield to approximately 92 gallons per BDT. We believe that as we build and operate our initial-scale commercial production facility and subsequent standard commercial production facilities, we will also be able to realize operational efficiencies and reduce our production costs on a per-unit basis.

•

We believe that we will be able to compete with petroleum-based transportation fuels. Over time, our goal is to achieve commercial viability without reliance on government incentives, mandates or tariffs. Although we benefit from mandated policies such as RFS2, we expect that our standard commercial production facilities will be able to produce our cellulosic gasoline and diesel on a cost-competitive basis with existing petroleum-based counterparts without government subsidies at current pricing. We also expect to be able to compete in non-mandated international transportation fuels markets, as well as mandated international transportation fuels markets, such as the European biodiesel market, that have historically commanded higher prices per gallon.

•

We plan to expand internationally through a variety of structures. Over time, we intend to expand internationally through direct operations and joint venture structures. We are actively exploring opportunities to expand internationally in countries with abundant, sustainable, non-food feedstocks available at costs lower than or competitive with domestic feedstocks.

•

We plan to drive brand loyalty for “KiOR.” We believe our products will provide new domestic sources of liquid transportation fuels, sustainably utilizing local renewable resources to help further energy independence and reduce greenhouse gas emissions. We plan to capitalize on the increasing global trend in green awareness to differentiate our cellulosic gasoline and diesel fuels from petroleum-based alternatives. In the long term, we believe that we will have a substantial marketing opportunity with a variety of large, fuel-intensive prospective customers seeking sustainable, renewable transportation fuel options. These potential customers may include distributors of finished products, such as terminal or rack owners, and end users of petroleum products such as transportation companies, fleets or municipalities that would place a premium on environmentally friendly products.

Our Technology

We have developed a proprietary two-step process that converts lignocellulosic biomass into cellulosic gasoline and diesel, which are virtually indistinguishable from their traditional petroleum-based counterparts. Our biomass-to-cellulosic fuel technology platform combines our proprietary catalyst systems with FCC processes that have been used in crude oil refineries to produce gasoline for over 60 years. This BFCC process operates at moderate temperatures and pressures to convert biomass in a matter of seconds into a renewable crude oil that, in a second, step we process using standard refining equipment into our cellulosic gasoline and diesel. The following diagram illustrates the process of producing our cellulosic gasoline and diesel.

Our process design starts once harvested biomass arrives at our facility. There it undergoes biomass processing and conditioning. We then feed the processed biomass into our BFCC reactor where it interacts with our proprietary catalyst systems and, in a matter of seconds, produces renewable crude oil as a primary product, as well as light gases, water and coke as byproducts.

Once the renewable crude oil, byproducts and catalyst exit the reactor, they enter a separator, where the catalyst is separated from the renewable crude oil, water and light gases. The renewable crude oil and other byproducts proceed to the next step of the conversion process, and the catalyst moves to a catalyst regenerator where the coke that was created during the reaction and deposited on the catalyst is burned off. The clean, or regenerated, catalyst is then recycled back into the reactor where it will once again interact with incoming biomass. This regeneration step creates a loop that is standard in FCC.

Meanwhile, the renewable crude oil and byproducts created in the reactor are transferred from the separator unit to a product recovery unit where they are cooled and separated. The renewable crude oil condenses into liquid, while the light gases are transferred to the cogeneration unit where they are burned to generate steam and produce electricity that we use to power our process, allowing for anticipated utility cost savings and reduced environmental impact.

Our renewable crude oil is then transferred from the product recovery unit to a hydrotreating unit, which uses standard refining equipment, for further processing into our cellulosic gasoline and diesel. In the hydrotreating unit, our renewable crude oil undergoes a reaction with hydrogen, or hydrotreating, to remove oxygen from the renewable crude oil. The deoxygenated renewable crude oil is then separated into gasoline, diesel and fuel oil components. In our demonstration unit, we have varied the volume output of gasoline from 37% to 61%, diesel from 31% to 55% and fuel oil from 8% to 9% from our renewable crude oil. The focus of our commercialization efforts are with respect to our gasoline and diesel.

After an initial research and development effort, we successfully converted biomass into a renewable crude oil in a laboratory program that validated the technical feasibility of our BFCC process. Building on the success of this program, we constructed a pilot unit outside of Houston, Texas in March 2009 to continue developing and validating our technology. In March 2010, we commenced operation of a larger demonstration unit also outside Houston that is designed to process 10 BDT per day and represents a 400-times scale-up from our pilot unit. Using a combination of our and third-party facilities, we have over 30,000 hours of successful cellulosic fuel manufacturing experience involving the hydrotreating process.

We commenced construction of our initial-scale commercial production facility in Columbus, Mississippi in the first quarter of 2011. We engaged KBR, Inc., a global engineering, construction and services company, to conduct the engineering, design and construction of this initial-scale commercial production facility. We designed this unit to process 500 BDT per day, representing an additional 50-times scale-up from our demonstration unit. Our initial-scale commercial production facility will include a conventional hydrotreater to process our renewable crude oil into its gasoline and diesel components.

Going forward, subject to our ability to raise additional capital, we intend to construct our larger standard commercial production facilities, beginning near year end 2012 with our first planned standard commercial production facility in Mississippi. These facilities are being designed to process approximately 1,500 BDT of feedstock per day, approximately three times the size of our Columbus facility, in order to take advantage of economies of scale. Moreover, these standard commercial production facilities are being designed to utilize a centralized hydrotreating facility rather than dedicated, standalone hydrotreaters such as the one being constructed at our Columbus facility. By employing larger plant designs and shared hydrotreating facilities, we expect to be able to more effectively allocate our fixed costs and stage our capital program to reduce the capital intensity of our commercial expansion. We estimate that the construction costs for each of our standard commercial production facilities will average approximately $350 million, depending on each facility’s specific design requirements. Our two-train centralized hydrotreaters will be constructed in phases, with each train expected to support up to two standard commercial production facilities. We estimate that construction costs for our hydrotreaters will average approximately $110 million per train. By staging the expansion of our standard commercial facilities in discrete facility-by-facility projects that are independently viable, we believe that we will have flexibility to plan our growth in response to capital availability and market conditions.

Through each stage of development, we have focused on improving our technology platform to maximize overall yields. Our research efforts have focused on developing our proprietary catalyst systems, optimizing the reactor design and operating conditions. We have increased our overall process yield from approximately 17 gallons per BDT to approximately 67 gallons per BDT of cellulosic gasoline, diesel and fuel oil. Our research and development efforts are focused on increasing this yield to approximately 92 gallons per BDT.

Our Feedstock Strategy

Our technology platform is feedstock flexible and has been successfully tested on a variety of biomass. We have selected Southern Yellow Pine as our primary feedstock because of its abundant, sustainable supply and its generally stable pricing history. This non-food feedstock has a low cost relative to traditional renewable feedstocks and a long lifecycle that we believe significantly dampens price volatility compared to seasonal feedstocks that depend more on weather and other short-term supply and demand dynamics.

Aggressive planting of fast-growing pine plantations by forest products companies and private timberland owners in the late 1980s and 1990s due to state and federal incentives, combined with the closings of paper mills in this region, has resulted in a surplus of plantation pine fiber, significant logging capacity and excess wood chipping capacity. Based on data from the USDA Forest Service from 2005 to 2008, there was an estimated 18% surplus of softwood in the South, over 95% of which is Southern Yellow Pine. This surplus represents an excess supply of nearly 60,000 BDT per day, which we believe far exceeds what is necessary to execute our initial commercialization plan. Each of our planned standard commercial production facilities is expected to use 1,500 BDT per day, or approximately 500,000 BDT per year.

We plan to reduce our feedstock costs by increasing the use of lower grade woody biomass, such as logging residues, branches and bark, at our commercial production facilities. Over time, we also plan to explore co-feeding other types of renewable cellulosic biomass, including other woody biomass (such as poplar and eucalyptus tree chips), agricultural residues (such as sugarcane bagasse), and energy crops (such as switchgrass and miscanthus). Ideal crops vary by region and climate. For example, certain energy crops like sorghum are more appropriate in drier regions with low rainfall, while others like miscanthus are higher yielding but also require more rain and may be sensitive to cold; however, both offer significant opportunities for per-acre yield improvements. Over time, we expect to investigate a variety of feedstock opportunities in other parts of the United States and in Canada, Brazil and other international locations. We currently intend to emphasize non-food, rain-fed feedstocks to minimize the environmental impact and water use from irrigation. We generally expect the feedstocks we use to be grown on land that is not in use for food production. In the long term, we believe that crops will be developed for marginal or degraded lands that can no longer be used for economic food production. We believe millions of acres of agricultural lands previously used for food production have been degraded. In addition, a DOE study in 2005 estimated that in the United States alone, almost a billion tons of unutilized biomass may be available. Eventually, we expect that our technology’s ability to accept mixed feedstocks will allow feedstock producers to increase biodiversity in cultivating biomass.

We believe that our feedstock flexibility will allow us to expand the geographic scope of our business, identify locations with proximity to multiple feedstocks and use the most cost-effective feedstock or a combination of feedstocks at a given location. Initially, we expect to investigate many site opportunities in the United States focusing on the locations of numerous paper mills that have closed in the United States over the past 20 years.

In 2011, we entered into a feedstock supply agreement with Catchlight Energy, LLC, or Catchlight, a 50-50 joint venture between subsidiaries of Chevron Corporation and Weyerhaeuser Company, for all of the supply of pulpwood, whole tree chips and forest residuals for our initial-scale commercial production facility under construction in Columbus, Mississippi. Subject to the terms and conditions of the agreement, Catchlight has agreed to supply all of the specified feedstock for the facility. The initial term of the supply agreement expires two years after the date we select for the commencement of deliveries and is subject to automatic renewal for successive one-year periods until either party provides notice of termination at least six months prior to the end of the then-current term. This agreement is conditioned upon, among other things, the parties’ mutual agreement on certain feedstock specifications.

Our Customers

We believe that we will be able to sell the output from our planned commercial production facilities to a range of potential customers, including refiners, terminal and rack owners and fleet users. Unlike ethanol, which is generally subject to a 10% to 15% blend wall, we believe that our cellulosic gasoline and diesel can be used as components in formulating a variety of finished gasoline and diesel fuels meeting the specifications of ASTM International. We have submitted applications for registration of our gasoline and diesel with the U.S. Environmental Protection Agency, or EPA. We also intend to seek certification of our products for use in jet fuel.

In 2011, we entered into offtake agreements with Hunt Refining Company, or Hunt, Catchlight and FedEx Corporate Services, Inc., or FedEx, for the purchase all of our cellulosic gasoline and diesel to be produced from our initial-scale commercial production facility. We are also in negotiations with these companies and additional potential customers for the purchase of fuels to be produced from our planned standard commercial production facilities.

Our offtake agreement with Hunt establishes terms under which Hunt has agreed to purchase all of the cellulosic gasoline, diesel and fuel oil to be produced from our initial-scale commercial production facility, which is expected to commence production in the second half of 2012, however, we have exercised our option to sell to other firm customers or use for market development purposes up to two-thirds of the quarterly production from this facility. The initial term of this offtake agreement expires five years from the date that our first commercial production facility reaches specified average production levels and is subject to automatic renewal for successive one-year periods until either party provides notice of termination at least 180 days prior to the end of the then-current term. During the initial term of the agreement, Hunt may exercise an option to commit to purchase specified volumes of our cellulosic gasoline, diesel and fuel oil on a firm commitment basis from the second commercial production facility that we construct.

Our offtake agreement with Catchlight establishes terms under which Catchlight may purchase gasoline and diesel to be produced from our initial-scale commercial production facility. The initial term of this offtake agreement expires two years from the date that we deliver a specified volume of our cellulosic gasoline and diesel to Catchlight, and automatically renews for up to two additional years unless either party provides notice of termination at least 12 months prior to the end of the then-current term. This agreement is conditioned upon, among other things, the entry into certain other feedstock supply and testing arrangements between the parties. We have also entered into a testing and optimization agreement with Catchlight to optimize the compatibility of our cellulosic gasoline and diesel with Chevron’s facilities.

Our master ground fuel supply agreement with FedEx establishes terms under which affiliates of FedEx may purchase at least one-third (up to a specified amount) of the cellulosic diesel to be produced from our initial-scale commercial production facility. The initial term of this agreement expires two years from the date of the first delivery to FedEx of product from this facility and may be terminated at any time by FedEx or us upon 60 days’ or 180 days’ notice, respectively, to the other party.

Production and sale of our cellulosic products pursuant to our agreements with Hunt, Catchlight and FedEx and our other potential customer relationships will depend on the satisfaction of contract-specific conditions, including establishing product specifications and satisfying commercial and production requirements. Currently, our offtake agreements for the sale and purchase of the cellulosic gasoline and diesel to be produced at our initial-scale commercial production facility under construction are subject to the satisfaction of certain technical, commercial and production requirements. These agreements do not affirmatively obligate our counterparties to purchase specific quantities of any products from us at this time, and these agreements contain important conditions that must be satisfied before any such purchases are made. These conditions include that we and our counterparties agree on product specifications for our cellulosic gasoline, diesel and fuel oil and that our products conform to those specifications. If we do not satisfy these contractual requirements and if we subsequently are unable to renegotiate those terms, our counterparties may terminate the agreements and our commercialization plan could be delayed or harmed if we need to find other counterparties.

Intellectual Property

Our success depends, at least in part, on our ability to protect our proprietary technology and intellectual property. To accomplish this, we rely on a combination of patent applications, trade secrets, including know-how, employee and third party nondisclosure agreements, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. As of December 31, 2011, we had 76 pending original patent application families containing over 2,300 pending claims. These intellectual property claims cover different aspects of our technology, and many of them have been or will be filed both in the United States and in various foreign jurisdictions. We intend to continue to file additional patent applications with respect to our technology with a particular emphasis on protecting our core technologies. As is the case with all patent application filings, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Although there can be no assurance that these pending patent applications, if granted, will provide us with protection, our management of these filings is focused on maximizing the likelihood of acquiring strong patent protection.

With respect to proprietary know-how that may not be patentable, or that we believe is best protected by means that do not require public disclosure, and processes for which patents are difficult to enforce, we rely on, among other things, trade secret protection and confidentiality agreements to protect our interests. All of our employees and consultants have entered into non-disclosure and proprietary information and inventions assignment agreements with us. These agreements address intellectual property protection issues and require our employees and consultants to assign to us all of the inventions, designs and technologies they develop during the course of their employment or consulting engagement with us. We also control access to sensitive information by limiting access to only those employees and consultants with a need to know the information and who have agreed contractually to maintain the confidentiality of that information. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop equivalent proprietary information or that other third parties will not otherwise gain access to our trade secrets and other intellectual property.

Our precautions may not prevent misappropriation or infringement of our intellectual property. Third parties could infringe or misappropriate our patents, copyrights, trademarks, trade secrets and other proprietary rights. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement, invalidity, misappropriation or other claims. Any such litigation could result in substantial costs and diversion of our resources. Moreover, any settlement of or adverse judgment resulting from such litigation could restrict or prohibit our use of the technology. Our failure or inability to adequately protect our intellectual property or to defend against third-party infringement claims could materially harm our business.

If any of our processes, products or technology is covered by third party patents or other intellectual property rights, we could be subject to various legal actions. We cannot assure you that our technology and products do not infringe patents held by others or that they will not in the future. Litigation is costly and time-consuming, and there can be no assurance that our litigation expenses will not be significant in the future or that we will prevail in any such litigation.

Regulatory Approvals

In order to be able to realize the material regulatory benefits of our products, our BFCC process must be within a cellulosic biofuel pathway under RFS2, as approved by the EPA. In addition, our products must be registered as a motor fuel with the EPA, and we must be registered as a producer of cellulosic biofuel with the Internal Revenue Service in order to qualify for the Cellulosic Biofuel Tax Credit.

Cellulosic Biofuel

According to a February 2011 analysis performed by TIAX LLC using data we provided, our cellulosic gasoline and diesel produced in our standard commercial production facilities are projected to reduce direct lifecycle greenhouse gas emissions by over 80% compared to the fuels they displace. Such emissions reductions would qualify our products as cellulosic biofuel under RFS2. For our fuel pathways that are approved by the U.S. Environmental Protection Agency, or EPA, and assigned a RIN we would generate a cellulosic biofuel RIN credit for each gallon of transportation fuel we produce. The credits are based on the BTU content of the fuel, with one RIN approximately equal to one gallon of ethanol. Our gasoline and diesel are expected to have a higher BTU content and therefore a higher RIN value per gallon.

In order to qualify for treatment as a cellulosic biofuel that can generate RINs to satisfy an obligated party’s volume requirements under RFS2, a fuel pathway must be evaluated and approved by the EPA. This qualification is based on a demonstration that the fuel pathway meets certain minimum greenhouse gas reduction standards, based on a lifecycle assessment, in comparison to the petroleum fuels they displace. The fuel pathway is defined by three components: the type of fuel, the feedstock and the production process. Our production of diesel using wood residuals fits within an approved pathway for cellulosic diesel. Neither diesel nor gasoline produced from planted trees has been approved as a fuel pathway for cellulosic biofuel under RFS2, but the EPA is currently evaluating cellulosic diesel produced from wood pulp. However, based on fuel pathway determinations included in a preliminary rule issued by the EPA on January 5, 2012, we believe that cellulosic gasoline and diesel produced by our process using certain feedstocks, including slash, precommercial thinnings and forest residues, will be considered cellulosic biofuels.

Part 79 Registration of Our Fuels

Pursuant to the Clean Air Act, or CAA, and the Code of Federal Regulations, a manufacturer of a motor vehicle fuel or fuel additive generally must register the fuel or fuel additive with the EPA prior to introducing the product into commerce. The Part 79 registration process involves providing a chemical description of the product and certain technical, marketing and health effects information. The registration process includes three levels of potential testing and reviews, known as Tier 1, Tier 2 and Tier 3. Tier 1 requires the manufacturer to provide the EPA with information concerning the identity and concentration of certain emission products and available health effects information. Tier 2 requires the manufacturer to conduct health effects testing, use applicable group data, if available, which generally requires cost sharing with the parties that funded the health effects testing that yielded the group data, or otherwise establish that adequate information exists that makes testing unnecessary. The EPA can impose additional Tier 3 testing on a case-by-case basis.

Our cellulosic gasoline and diesel products have not been registered with the EPA as a fuel. To secure EPA registration of our gasoline and diesel, we will need to satisfy at least the Tier 1 and Tier 2 requirements of Part 79 or the EPA will need to determine that Tier 2 testing is unnecessary and duplicative. We have completed the Tier 1 review for our products and believe we have adequate existing information to satisfy Tier 2 requirements without the need for testing. However, our application for registration of finished gasoline containing our cellulosic gasoline, including our Tier 1 and Tier 2 submittals, is under review by the EPA. If required by the EPA, we will need to conduct health effects testing to satisfy Tier 2 requirements, which will delay the registration process.

Cellulosic Biofuel Tax Credit

Upon the registration of our cellulosic gasoline and diesel as a fuel with the EPA and our registration with the Internal Revenue Service as a producer of cellulosic biofuel, we would be entitled to the Cellulosic Biofuel Tax Credit of $1.01 per gallon of our cellulosic gasoline and diesel that we produce until January 1, 2013, unless this deadline is extended.

Research and Development

Our research and development team is focused on the continued advancement of our technology platform to maximize the value of our cellulosic gasoline and diesel by increasing the overall yield of our BFCC process and improving the composition of our products. We believe that we will achieve this by developing our advanced catalysts systems, optimizing our reactor design and operating conditions and refining our processing technology.

We devote significant expenditures to research and development. We spent $31.7 million, $22.0 million, and $10.0 million on research and development activities in 2011, 2010 and 2009, respectively. The following table shows our research and development costs by functional area during 2011, 2010 and 2009. Laboratory research was down from 2009 to 2010 due to increased emphasis on the operations of the demonstration unit. Once the demonstration unit became operable, we increased our efforts on laboratory research and development.

	Years Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
Laboratory research	$11,023	$2,819	$4,373
Pilot plant	6,409	6,145	3,936
Demonstration unit	14,135	11,374	—
Intellectual property	181	1,704	1,652

Total	$31,748	$22,042	$9,961

Competition

In the near-term, we expect that our cellulosic gasoline and diesel will compete with other cellulosic biofuels, advanced biofuels and renewable fuels developed by established enterprises and new companies that seek to produce these renewable fuels to satisfy RFS2 mandates. In the longer term, we believe that our cellulosic gasoline and diesel will compete with their petroleum-based counterparts in the transportation fuels market.

We believe that the primary competitive factors in the renewable fuels market are:

•	the scope of qualification of fuels under RFS2;

•	compatibility with the existing liquid fuels infrastructure;

•	product performance and other measures of quality;

•	price;

•	ability to produce meaningful volumes; and

•	reliability of supply.

We believe that the primary competitive factors in the global transportation fuels market are:

•	product performance and other measures of quality;

•	price;

•	ability to produce meaningful volumes; and

•	reliability of supply.

Given the size of the traditional transportation fuels markets and the developing stage of alternative fuels markets, we do not believe that the success of other renewable products will prevent our cellulosic gasoline and diesel from being successful. However, with the wide range of renewable fuels products under development, we must be successful in reaching potential customers and convincing them that our products are effective and reliable alternatives. Our potential competitors include integrated oil companies, independent refiners, large chemical companies and well-established agricultural products companies that are much larger than we are, in many cases have well-developed distribution systems and networks for their products, have historical relationships with the potential customers we are seeking to serve and have sales and marketing programs in place to promote their products.

Environmental and Other Regulatory Matters

Our operations are subject to a variety of federal, state and local environmental laws and regulations that govern the discharge of materials into the environment or otherwise relate to environmental protection. Examples of these laws include:

•	the CAA, and analogous state laws that impose obligations related to air emissions;

•

the federal Comprehensive Environmental Response, Compensation, and Liability Act, also known as CERCLA or the Superfund law, and analogous state laws that regulate the cleanup of hazardous substances that may be or have been released at properties currently or previously owned or operated by us or at locations to which our wastes are or have been transported for disposal;

•	the federal Water Pollution Control Act, also known as the Clean Water Act, and analogous state laws that regulate discharges from our facilities into state and federal waters, including wetlands;

•

the federal Resource Conservation and Recovery Act, also known as RCRA, and analogous state laws that impose requirements for the storage, treatment and disposal of solid and hazardous waste from our facilities;

•	the Endangered Species Act; and

•	the Toxic Substances Control Act and analogous state laws that impose requirements on the use, storage and disposal of various chemicals and chemical substances at our facilities.

These laws and regulations may impose numerous obligations that are applicable to our operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital or operating expenditures to limit or prevent releases of materials from our facilities, and the imposition of substantial liabilities and remedial obligations for pollution resulting from our operations. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly corrective actions. Most of these statutes include citizen suit provisions, which enable private parties to sue in lieu of the government, alleging violations of environmental law. Failure to comply with these laws, regulations and permits may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of injunctions limiting or preventing some or all of our operations. In addition, we may experience a delay in obtaining or be unable to obtain required permits, which may cause us to lose potential and current customers, interrupt our operations and limit our growth and revenue.

We believe that our current operations are in substantial compliance with existing environmental laws, regulations and permits. New laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make significant additional expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at our ongoing and future operations. Present and future environmental laws and regulations and related interpretations applicable to our operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial capital and other expenditures.

Clean Air Act Regulation. Our operations and the products we manufacture are subject to certain specific requirements of the CAA and similar state and local regulations and permitting requirements. These laws, regulations and permitting requirements may restrict our emissions, affect our ability to make changes to our operations, and otherwise impose limitations on or require controls on our operations. For example, our cellulosic gasoline and diesel will be subject to government regulation under the CAA, which requires the registration of fuel products and fuel additives and regulates the distribution and use of certain fuel products and fuel additives. We are currently in the registration process for finished gasoline containing our cellulosic gasoline with the EPA, as required by the CAA. Additionally, if the EPA were to determine that our feedstock is not a “fuel” under the CAA, it could require us to implement additional pollution controls on our operations. Our initial-scale commercial production facility under construction has been deemed a “minor source” under the CAA. It is possible that additional facilities that we construct in the future may be considered “major sources” or that modifications to planned facilities may cause such facilities to be “major sources,” which would subject these facilities to more stringent permitting requirements, including requirements of Title V of the CAA. In addition to costs that we expect to incur to achieve and maintain compliance with these laws, new or more stringent CAA standards in the future also may limit our operating flexibility or require the installation of new controls at our facilities and future facilities. Because other domestic alternative fuel manufacturers will be subject to similar restrictions and requirements, however, we believe that compliance with more stringent air emission control or other environmental laws and regulations is not likely to materially affect our competitive position.

Hazardous Substances and Wastes. There is a risk of liability for the investigation and cleanup of environmental contamination at each of the properties that we own or operate now and in the future and at off-site locations where we may arrange for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, we may be responsible under CERCLA or other environmental laws for all or part of the costs of investigation and/or remediation and for damage to natural resources. We may also be subject to related claims by private parties alleging property damage and personal injury due to the presence of or exposure to hazardous or other materials at or from these properties. Some of these matters may require us to expend significant amounts for investigation and/or cleanup or other costs. We are unaware of any material environmental liabilities relating to contamination at or from our facilities.

We also generate solid wastes, including hazardous wastes, that are subject to the requirements of RCRA and comparable state statutes. Although RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. The EPA and various state agencies have limited the approved methods of disposal for certain hazardous and non-hazardous wastes.

Water Discharges. The Clean Water Act and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters as well as waters of the United States and to conduct construction activities in waters and wetlands. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System, or NPDES, program prohibit any discharge into surface waters, ground waters, injection wells and publicly owned treatment works except in strict conformance with permits, such as pre-treatment permits and NPDES permits, issued by federal, state and local governmental agencies. We anticipate that our process waste water will not be directly discharged into state or U.S. waters, but rather will be sent to a publicly owned treatment works. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. These regulations and permits may require us to monitor and sample the storm water runoff from certain of our facilities or our discharges to publicly owned treatment works. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. We believe that compliance with existing permits and compliance with foreseeable new permit requirements will not have a material adverse effect on our financial condition, results of operations or cash flow.

Construction Permits. Our business is also subject to sewer, electrical and construction permitting requirements. As a condition to granting necessary permits, regulators could make demands that increase our costs of construction and operations, in which case we could be forced to obtain additional debt or equity capital. Permit conditions could also restrict or limit the extent of our operations. We cannot assure you that we will be able to obtain and comply with all necessary permits to construct our commercial production facilities. Failure to obtain and comply with all applicable permits and licenses could halt our construction and could subject us to future claims.

Safety. The hazards and risks associated with producing and transporting our cellulosic gasoline and diesel, such as fires, natural disasters, explosions and pipeline ruptures, also may result in personal injury claims or damage to property and third parties. As protection against operating hazards, we maintain insurance coverage against some, but not all, potential losses. Our coverage includes physical damage to assets, employer’s liability, comprehensive general liability, automobile liability and workers’ compensation. Before start-up of our initial-scale commercial production facility in Columbus, Mississippi, we plan to be insured against pollution resulting from environmental accidents that occur on a sudden and accidental basis, some of which may result in toxic tort claims. We believe that our insurance is adequate and customary for our industry, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. We are not currently aware of pending material claims for damages or liability to third parties relating to the hazards or risks of our business.

OSHA. We are subject to the requirements of the federal Occupational Safety and Health Act and comparable state statutes, laws and regulations. These laws and the implementing regulations strictly govern the protection of the health and safety of employees. The Occupational Safety and Health Administration’s, or OSHA, hazard communication standard, the EPA’s community right-to-know regulations under Title III of CERCLA and similar state laws require that we organize and/or disclose information about hazardous materials used or produced in our operations.

Our operations are also subject to standards designed to ensure the safety of our processes, including OSHA’s Process Safety Management standard. The Process Safety Management standard imposes requirements on regulated entities relating to the management of hazards associated with highly hazardous chemicals. Such requirements include conducting process hazard analyses for processes involving highly hazardous chemicals, developing detailed written operating procedures, including procedures for managing change, and evaluating the mechanical integrity of critical equipment.

TSCA. We are subject to the requirements of the Toxic Substances Control Act, or TSCA, which regulates the commercial use of chemicals. Before an entity can manufacture a chemical, it needs to determine whether that chemical is listed in the TSCA inventory. If a substance is listed, then manufacture can commence immediately. If not, then a “Chemical Abstracts Service” number registration and pre-manufacture notice must be filed with the EPA, which has 90 days to review. We have submitted a pre-manufacture notice and will submit additional testing data to the EPA in order to receive a notice of commencement prior to commercial production. While we expect to obtain approval of the pre-manufacture notice and notice of commencement prior to commercial production, there can be no assurance that the EPA will approve these submissions or that our products will be listed on the TSCA inventory. The failure to comply with TSCA could have a material adverse effect on our results of operations and financial condition. In addition, the TSCA new chemical submission policies may change and additional government legislation or regulations may be enacted that could prevent or delay regulatory approval of our products.

Climate Change. In the United States, legislative and regulatory initiatives are underway to limit greenhouse gas, or GHG, emissions, including emissions by facilities such as our planned commercial production facilities. In 2010, the EPA issued a final rule, known as the “Tailoring Rule,” that makes certain large stationary sources and modification projects subject to permitting requirements for GHG emissions under the CAA. In addition, in September 2009, the EPA issued a final rule requiring the reporting of GHGs from specified large GHG emission sources in the United States, beginning in 2011 for emissions in 2010. At this time, projected GHG emissions from our initial-scale commercial production facility would not meet the applicable thresholds for GHG reporting or permitting requirements. Our future commercial production facilities may be required to comply with GHG reporting or permitting requirements if they emit over 100,000 tons per year of carbon dioxide equivalent GHGs. Complying with greenhouse gas reporting and permitting requirements may result in materially increased compliance costs, increased capital expenditures, increased operating costs and additional operating restrictions for our business.

Because regulation of GHG emissions is relatively new, further regulatory, legislative and judicial developments are likely to occur. Such developments may affect how these GHG initiatives will impact the demand for our products and our operating results. Due to the uncertainties surrounding the regulation of and other risks associated with GHG emissions, we cannot predict the financial impact of related developments on us. Because other domestic alternative fuel manufacturers will be subject to similar restrictions and requirements, however, we believe that compliance with GHG reporting or emission requirements is not likely to materially affect our competitive position.

Seasonality

We do not expect that commercial production of our cellulosic gasoline and diesel will be subject to seasonality.

Employees

As of December 31, 2011, we had 163 employees, all of whom are located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages, and we consider our employee relationships to be good.

Business Background and Available Information

We were incorporated in Delaware in July 2007. Our principal executive offices are located at 13001 Bay Park Road, Pasadena, Texas 77507, and our telephone number at that location is (281) 694-8700. Our corporate website address is http://www.kior.com. The information contained in or accessible through our website or contained on other websites is not deemed to be part of this annual report on Form 10-K.

We are subject to the filing requirements of the Securities Exchange Act of 1934. Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the Securities and Exchange Commission at 100 F Street, NE, Washington,

D.C. 20549. You may obtain information regarding the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. In addition, the Securities and Exchange Commission maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 available free of charge through a link on the Investors section of our website located at http://www.kior.com (under “Financial Information—SEC Filings”) as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission.

ITEM 1A. Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the following risks and all other information contained in this Annual Report, including our consolidated financial statements and the related notes, before investing in our securities. If any of the following risks materialize, our business, prospects, financial condition and operating results could be materially harmed.

Risks Related to Our Business and Industry

We are a development stage company and have not generated any revenue, and our business will not succeed if we are unable to commercialize successfully our cellulosic gasoline and diesel.

We are a development stage company with a limited operating history, and we have not yet commercialized our cellulosic gasoline and diesel nor have we generated any revenue. We are subject to the substantial risk of failure facing businesses seeking to develop new products. Certain factors that could, alone or in combination, prevent us from successfully commercializing our products include:

•	technical challenges developing our commercial production processes that we are unable to overcome;

•

our ability to finance the roll-out of our planned standard commercial production facilities, including securing private or public debt and/or equity financing, project financing and/or federal, state and local government incentives;

•	our ability to achieve commercial-scale production of cellulosic gasoline and diesel on a cost-effective basis and in the time frame we anticipate;

•	our ability to secure and maintain customers to purchase any cellulosic gasoline and diesel we produce from our planned commercial production facilities;

•	our ability to produce cellulosic gasoline and diesel that meet our potential customers’ specifications;

•	our ability to secure access to sufficient feedstock quantities at economic prices;

•

our ability to secure and maintain all necessary regulatory approvals for the production, distribution and sale of our cellulosic gasoline and diesel and to comply with applicable laws and regulations; and

•

actions of direct and indirect competitors that may seek to enter the renewable transportation fuels markets in competition with us or that may seek to impose barriers to one or more aspects of the cellulosic gasoline and diesel business that we are pursuing.

We have a history of net losses, and we expect significant increases in our costs and expenses to result in continuing losses as we seek to commercialize our cellulosic gasoline and diesel.

We have incurred substantial net losses since our inception, including net losses of $64.1 million, $45.9 million and $14.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. We expect these losses to continue. As of December 31, 2011, we had an accumulated deficit of $130.4 million. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including our research and development expenses, continued testing and development at our pilot and demonstration units and engineering and design work and construction of our planned commercial production facilities. We have not yet commercialized our cellulosic gasoline and diesel nor have we generated any revenue. We cannot assure you that we will ever achieve or sustain profitability on a quarterly or annual basis.

We have no experience producing cellulosic gasoline and diesel at the scale needed for the development of our business or in building the facilities necessary for such production, and we will not succeed if we cannot effectively scale our proprietary technology platform and process design.

We must demonstrate our ability to apply our proprietary technology platform and process design at commercial scale to convert biomass into cellulosic gasoline and diesel on an economically viable basis. Such production will require that our proprietary technology platform and process design be scalable from our demonstration unit to commercial production facilities. We have not yet completed construction of or operated a commercial-scale production facility, and our technology may not perform as expected when applied at the scale that we plan or we may encounter operational challenges for which we are unable to devise a workable solution. In particular, our initial-scale commercial production facility under construction in Columbus, Mississippi is a first-of-kind project, and we cannot assure you that it will be completed on the schedule that we intend or at all. If and when completed, our initial-scale commercial production facility may not process biomass at designed levels or produce our cellulosic gasoline and diesel at acceptable yields, and we may be unable to improve its performance. As a result of these risks, we may be unable to achieve commercial-scale production in a timely manner, or at all. If these risks materialize, our business and ability to commercialize our cellulosic gasoline and diesel would be materially and adversely affected.

The actual cost of constructing, operating and maintaining the facilities necessary to produce our cellulosic gasoline and diesel in commercial volumes may be significantly higher than we plan or anticipate.

The production of commercial volumes of our cellulosic gasoline and diesel will require the construction of commercial-scale facilities. The construction of these new facilities will require the expenditure of significant amounts of capital, which may exceed our estimates. We may be unable to complete these facilities at the planned costs, on schedule or at all. The construction of new facilities may be subject to construction cost overruns due to labor costs, labor shortages or delays, costs of equipment and materials, weather delays, inflation or other factors, which could be material. In addition, the construction of our facilities may be subject to the receipt of approvals and permits from various regulatory agencies. Those agencies may not approve the projects in a timely manner or may impose restrictions or conditions on a production facility that could potentially prevent construction from proceeding, lengthen its expected completion schedule and/or increase its anticipated cost.

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

We require substantial additional capital to grow our business, particularly as we continue to design, engineer and construct our commercial production facilities. The extent of our need for additional capital will depend on many factors, including our ability to obtain equity and debt financing from various public or private sources and to meet any related equity contribution requirements, whether we succeed in producing cellulosic gasoline and diesel at commercial scale, our ability to control costs, the progress and scope of our research and development projects, the effect of any acquisitions of other businesses or technologies that we may make in the future and the filing, prosecution and enforcement of patent claims.

We believe that our $131.6 million of cash and cash equivalents as of December 31, 2011 and the proceeds from our January 2012 $75 million term loan will enable us to meet our liquidity needs for at least the next 12 months from December 31, 2011. Future financings that involve the issuance of equity securities would cause our existing stockholders to suffer dilution. In addition, debt financing sources may be unavailable to us and any debt financing may subject us to restrictive covenants that limit our ability to conduct our business. We may be unable to raise sufficient additional funds on acceptable terms, or at all. If we are unable to raise sufficient funds, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay the construction of commercial production facilities, delay, scale back or terminate research or development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or grant licenses on terms that are unfavorable to us. If adequate funds are unavailable, we will be unable to execute successfully our business plan or to continue our business.

We have significant indebtedness which is secured by all of our assets, which may limit cash flow available to invest in the ongoing needs of our business and may negatively impact our ability to expand our business.

As of March 16, 2012, we had $76.2 million principal amount of debt outstanding under our January 2012 loan because we paid-in-kind the interest. This loan is secured by all of the assets of the company, including our intellectual property assets. The terms of our January 2012 $75 million term loan require that we raise at least $100 million from sales of our equity securities before we make capital expenditures exceeding $25 million on our planned first standard commercial production facility in Mississippi. In addition, we agreed to consummate the sale, in one or more transactions, of our equity securities with gross cash proceeds equal to at least $50 million on or before March 31, 2013, provided that we are not required to consummate such transactions so long as we maintain cash or liquid funds equal to at least 6 month of our projected operating cash requirements in accounts subject to the Lenders’ security interest. In addition, we have borrowed $75.0 million from the Mississippi Development Authority. We will need to raise additional capital to service our debt.

Our business plan also contemplates that we will need to raise additional funds to build our planned standard commercial production facilities and subsequent facilities, continue the development of our technology and products and commercialize any products resulting from our research and development efforts.

Our leverage could have significant adverse consequences, including:

•

requiring us to dedicate a substantial portion of any cash flow from operations to the payment of interest on, and principal of, our debt, which will reduce the amounts available to fund working capital, capital expenditures, product development efforts and other general corporate purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	requiring us to seek to raise additional debt to service, refinance or repay our existing debt;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt.

We may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt. In addition, a failure to comply with the covenants under our existing debt instruments could result in an event of default under those instruments. In the event of an acceleration of amounts due under our debt instruments as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce security interests in the collateral securing such indebtedness. Because of the covenants under our existing debt instruments and the pledge of our existing assets as collateral, we have a limited ability to obtain additional debt financing.

We may be unable to obtain regulatory approval for the registration of our products as transportation fuels or as cellulosic biofuel under applicable regulatory requirements. The denial or delay of any of such approvals could delay our commercialization efforts and adversely impact our potential customer relationships, business and results of operations.

We seek to commence commercial sales of cellulosic gasoline and diesel from our initial-scale commercial production facility in the second half of 2012. Our cellulosic gasoline and diesel will be subject to government regulation in our target markets. The EPA administers the CAA, which regulates the commercial registration, distribution and use of fuel products or fuel additives. Before an entity can introduce a fuel or fuel additive into commerce, it must register that fuel or fuel additive with the EPA. Our gasoline and diesel have not been registered with the EPA as a fuel.

In addition, in order for our gasoline or diesel to qualify as a renewable fuel, advanced biofuel or cellulosic biofuel for the purpose of satisfying the mandates of the RFS2, upon petition the EPA will conduct its own assessment of the greenhouse gas emissions associated with the production and use of our gasoline or diesel and must verify that our feedstocks qualify as renewable cellulosic biomass. The EPA may not complete this assessment in a timely manner, which could delay or increase the costs of the commercialization of our products, or it may determine that our gasoline or diesel do not reduce greenhouse gas emissions in a sufficient amount to qualify as a renewable fuel, advanced biofuel or cellulosic biofuel under RFS2. The EPA could also decide that our feedstocks do not meet the definition of renewable biomass, and thus our products would be ineligible for RFS2 credits. A decision by the EPA that our products do not qualify as a renewable fuel, advanced biofuel or cellulosic biofuel for purposes of satisfying renewable fuel mandates would significantly reduce demand for our product, which would materially and adversely affect our business.

Our offtake agreements for the sale and purchase of the cellulosic gasoline, diesel and fuel oil from our initial-scale commercial production facility under construction are subject to the satisfaction of certain technical, commercial and production requirements. If we fail to meet these requirements, our commercialization plan could be delayed or harmed.

Currently, our offtake agreements for the sale and purchase of the cellulosic gasoline, diesel and fuel oil to be produced at our initial-scale commercial production facility under construction are subject to the satisfaction of certain technical, commercial and production requirements. These agreements do not affirmatively obligate our counterparties to purchase specific quantities of any products from us at this time, and these agreements contain important conditions that must be satisfied before any such purchases are made. These conditions include that we and our counterparties agree on product specifications for our cellulosic gasoline, diesel and fuel oil and that our products conform to those specifications. If we do not satisfy these contractual requirements and if we subsequently are unable to renegotiate those terms, our counterparties may terminate the agreements and our commercialization plan could be delayed or harmed if we need to find other counterparties.

We face challenges in obtaining market acceptance of our cellulosic gasoline and diesel, and our business would be harmed if they are not accepted by prospective customers in the transportation fuels market.

We intend to market our cellulosic gasoline and diesel to refiners, terminal and rack owners and end users. These potential customers frequently impose lengthy and complex product qualification procedures on new products, influenced by finished product specifications, processing considerations, regulatory issues and other factors. Potential customers may be reluctant to adopt new products due to a lack of familiarity with our cellulosic gasoline and diesel even though our products meet industry specifications. In addition, our cellulosic gasoline and diesel may need to satisfy product certification requirements of equipment manufacturers. For example, fleet owners may need to certify that the use of our cellulosic gasoline and diesel in their vehicles will not invalidate product warranties. If we are unable to convince prospective customers that our cellulosic gasoline and diesel are compatible with their existing processes or that the use of our products is otherwise to their benefit, our business will be adversely affected.

We have limited experience in structuring arrangements with prospective customers for the purchase of our cellulosic gasoline and diesel, including price mechanisms that allow us to realize the benefit of any government incentives our cellulosic gasoline and diesel generate for ourselves or our potential customers, and we may not succeed in this essential aspect of our business.

We have not yet completed the commercial development of our cellulosic gasoline and diesel, and we have limited experience structuring arrangements with potential customers that would allow us to benefit from new government incentives for renewable fuels. Our pricing formula with these potential customers must be designed to allow us to realize the benefits of cellulosic biofuel RIN credits, cellulosic biofuel tax credits and other government incentives we generate for ourselves or our customers. Markets that value cellulosic biofuel RIN credits and other government incentives may take a long period of time to develop or may not materialize at all. These events could delay our ability to capitalize on the opportunities presented to us by our technology, including preventing us from achieving commercialization of our cellulosic gasoline and diesel.

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

The price of RIN credits may reduce demand for our products.

RFS2 allows additional RIN credits to be granted to obligated parties who blend into their fuel more than the required percentage of renewable fuels in a given year. These credits may be traded to other parties or may be used in subsequent years to satisfy RFS2 requirements. The trading prices of renewable fuel and advanced biofuel RIN credits are influenced by, among other factors, the transportation costs associated with renewable fuels, the mandated level of renewable fuel use for a specific year, the possibility of waivers of renewable fuel mandates and the expected supply of renewable fuel products. Any reduction in the cost of RIN credits could reduce the demand for our cellulosic gasoline and diesel.

Our future success may depend on our ability to produce our cellulosic gasoline and diesel without government incentives on a cost-competitive basis with petroleum-based fuels. If current or anticipated government incentives are reduced significantly or eliminated and petroleum-based fuel prices are lower or comparable to the cost of our cellulosic gasoline and diesel, demand for our products may decline, which could adversely affect our future results of operations.

Changes in government regulations, including mandates, tax credits, subsidies and other incentives, could have a material adverse effect upon our business and results of operations.

The market for renewable fuels is heavily influenced by foreign, federal, state and local government regulations and policies. Changes to existing, or adoption of new foreign, federal, state and local legislative and regulatory initiatives that impact the production, distribution or sale of renewable fuels may harm our business. For example, RFS2 currently calls for 15.2 billion gallons of liquid transportation fuels sold in 2012 to come from renewable fuels, a mandate that grows to 36 billion gallons by 2022. Of this amount, 8.65 million gallons of renewable fuel used in 2012 and 16 billion gallons of renewable fuels used annually by 2022 must be cellulosic biofuel. In the United States and in a number of other countries, regulations and policies like RFS2 have been modified or discontinued in the past and may be modified or discontinued again in the future. In the United States, the EPA Administrator, in consultation with the Secretary of Energy and the Secretary of Agriculture, may waive certain renewable fuels standards, on his or her own motion or in response to a petition requesting such waiver, to avert economic harm or in response to inadequate supply. The EPA Administrator is also required to reduce the mandate for cellulosic biofuel use if projected supply for a given year falls below a minimum threshold for that year. Any reduction in, or waiver of, mandated requirements for fuel alternatives and additives to gasoline may cause demand for renewable biofuels to decline and deter investment in the research and development of renewable fuels. The EPA Administrator could also revise qualification standards for renewable fuels in ways that increase our expenses by requiring different feedstocks, impose extensive tracking and sourcing requirements, or prevent our process from qualifying as a renewable fuel under RFS2.

In addition, the U.S. Congress has passed legislation that extends tax credits for, among other things, the production of certain renewable fuel products as contemplated by our current process design. However, we cannot assure you that this or any other favorable legislation will remain in place. Any reduction in or phasing out or elimination of existing tax credits, subsidies and other incentives in the United States and foreign markets for renewable fuels, or any inability of us or our prospective customers to access such credits, subsidies and other incentives, may adversely affect demand for, and increase the overall cost of our cellulosic gasoline and diesel, which would adversely affect our business. In addition, market uncertainty regarding future policies may also affect our ability to develop new renewable products and to sell products to our potential customers. Any inability to address these requirements and any regulatory or policy changes could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to realize expected economies of scale, reduce our feedstock costs, increase our overall yields and optimize the composition of our cellulosic gasoline and diesel, which could limit our ability to sell our products at competitive prices and materially and adversely affect our business and prospects.

We may be unable to realize expected economies of scale, reduce our feedstock costs, increase our overall yields and optimize the composition of our renewable crude oil in order to produce our cellulosic gasoline and diesel on a cost-competitive basis with existing petroleum-based fuel products without government incentives. In particular, we may be unsuccessful in incorporating lower grade woody biomass, such as logging residues, branches and bark, in our process to reduce our feedstock costs or maintain our yields. In addition, our research and development efforts may fail to increase the yield of our BFCC process such that we may be unable to produce cellulosic gasoline and diesel at the costs or in the quantities that we anticipate. Our failure to achieve these efficiencies or improvements over time could limit our ability to sell our products at competitive prices and materially and adversely affect our business and prospects.

The production of our cellulosic gasoline and diesel will require significant amounts of feedstock, and we may be unable to acquire sufficient amounts of feedstock to produce the amount of our products that we commit to sell to potential customers, or we may experience difficulties or incur costs obtaining such feedstock.

The successful commercialization of our cellulosic gasoline and diesel will require us to acquire and process large amounts of feedstock, which primarily will be Southern Yellow Pine. We may experience difficulties in obtaining access to feedstock and transporting feedstock to our commercial production facilities. Our access to feedstock may be adversely affected by weather or actions by landowners, sellers or competing buyers of feedstock. In addition, fires or other natural disasters in the vicinity of our commercial production facilities could affect the availability of feedstock. We may be unable to secure access to feedstock or to secure the transportation of feedstock to our planned commercial production facilities on terms acceptable to us or at all. If we are unable to secure cost-effective access to feedstock, our ability to produce our cellulosic gasoline and diesel would be adversely affected.

The price of woody biomass and other renewable feedstock could increase or become volatile, or their availability could be reduced, which would increase the production costs of our cellulosic gasoline and diesel.

The price of woody biomass and other renewable feedstock may increase or become volatile due to changes in demand, such as the increased use of such feedstock in the generation of renewable electricity. Such changes would result in higher feedstock prices and/or a significant decrease in the volume of woody biomass and other renewable feedstock available for the production of the cellulosic gasoline and diesel we plan to sell, which could adversely affect our business and results of operations.

We may be unable to locate facilities near low-cost, abundant and sustainable sources of biomass and adequate infrastructure, which may affect our ability to produce cost-effective cellulosic gasoline and diesel.

Our business model and the successful commercialization of our cellulosic gasoline and diesel will depend on our ability to locate commercial production facilities near low-cost, abundant and sustainable sources of renewable biomass and in proximity to adequate infrastructure. Our ability to place facilities in locations where we can economically produce our cellulosic gasoline and diesel from nearby feedstock and transport those fuels to potential customers will be subject to the availability and cost of land, the availability of adequate infrastructure and skilled labor resources in such areas, and to legal and regulatory risks related to land use, permitting and environmental regulations. If we are unable to locate facilities at sites that allow economical production and transport of our products, our ability to produce cellulosic gasoline and diesel cost-effectively could be adversely affected.

A disruption in our supply chain for components of our proprietary catalyst system could materially disrupt or impair our ability to produce cellulosic gasoline and diesel.

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

We believe that some of the present and projected demand for renewable fuels results from relatively recent increases in the cost of petroleum. We intend to market our cellulosic gasoline and diesel as alternatives to corresponding petroleum-based fuels. If the price of petroleum-based fuels declines, we may be unable to produce cellulosic gasoline and diesel that are cost-effective alternatives to their petroleum-based counterparts. Declining oil prices, or the perception of a future decline in oil prices, would adversely affect the prices we can obtain from our potential customers or prevent us from entering into agreements with potential customers for our products.

Petroleum prices have been extremely volatile. Lower petroleum prices over extended periods of time may change the perceptions in government and the private sector that cheaper, more readily available energy alternatives should be developed and produced. If petroleum prices were to decline from present levels and remain at lower levels for extended periods of time, the demand for cellulosic and other renewable fuels could be reduced, and our results of operations and financial condition may be adversely affected.

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

The production of renewable fuels involves the emission of various airborne pollutants. As a result, we are subject to several different environmental laws, regulations and permitting requirements administered by the EPA and the states where our facilities are and may be located, including CAA requirements. These laws, regulations and permitting requirements may restrict our emissions, affect our ability to make changes to our operations, and otherwise impose limitations on or require controls on our operations. In addition to costs that we expect to incur to achieve and maintain compliance with these laws, new or more stringent CAA standards or other environmental requirements in the future also may limit our operating flexibility or require the installation of new controls at our facilities.

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

In recent years, the U.S. Congress has been considering legislation to restrict or regulate emissions of greenhouse gases, or GHGs, such as carbon dioxide and methane, that are understood to contribute to global warming. In addition, almost half of the states, either individually or through multi-state regional initiatives, have begun to address GHG emissions. Independent of Congress, the EPA has adopted regulations controlling GHG emissions under its existing CAA authority. For example, on December 15, 2009, the EPA officially published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. In 2009, the EPA adopted rules regarding regulation of GHG emissions from motor vehicles. In addition, in October 2009, the EPA promulgated a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States beginning in 2011 for emissions occurring in 2010. In June 2010, the EPA also issued a final rule, known as the “Tailoring Rule,” that makes certain large stationary sources and modification projects subject to permitting requirements for greenhouse gas emissions under the CAA.

At this time, the projected GHG emissions from our facilities, including our initial-scale commercial production facility under construction in Columbus, Mississippi, would fall below the applicable thresholds which would require GHG permitting or reporting requirements. Although it is not possible at this time to accurately estimate how potential future laws or regulations addressing GHG emissions would impact our business, any future federal laws or implementing regulations that may be adopted to address GHG emissions could require us to incur increased operating costs. The potential increase in the costs of our operations resulting from any legislation or regulation to restrict emissions of GHGs could include new or increased costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our GHG emissions, pay any taxes related to our GHG emissions and administer and manage a GHG emissions program. We cannot predict with any certainty at this time how these possibilities may affect our operations.

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

The design, development, production and sale of our cellulosic gasoline and diesel involve an inherent risk of product liability claims and the associated adverse publicity. We may be named in product liability suits relating to our cellulosic gasoline and diesel or the finished gasoline and diesel fuel containing our products, even for defects resulting from errors of our potential customers. These claims could be brought by various parties, including potential customers who are purchasing our products directly from us or other users who purchase our products from our customers.

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

Our operating results may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of research analysts or investors, which could cause our stock price to decline.

Our financial condition and operating results may vary significantly from period to period due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this Annual Report:

•	our ability to achieve or maintain profitability;

•	the feasibility of producing our cellulosic gasoline and diesel on a commercial scale;

•	our ability to manage our growth;

•	fluctuations in the price of and demand for petroleum-based products;

•	the availability of cost-effective renewable feedstock sources;

•	the existence of government programs and incentives or regulation;

•	potential issues related to our ability to report accurately our financial results in a timely manner;

•	our dependence on, and the need to attract and retain, key management and other personnel;

•	our ability to obtain, protect and enforce our intellectual property rights;

•	potential advantages that our competitors and potential competitors may have in securing funding or developing projects;

•	our ability to obtain additional capital that may be necessary to expand our business;

•	business interruptions such as hurricanes, natural disasters and accidents;

•	our ability to comply with laws and regulations;

•	our ability to properly handle and dispose of hazardous materials used in our business; and

•	our ability to use our net operating loss carryforwards to offset future taxable income.

Due to the various factors mentioned above, and other factors described in this Annual Report, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, will require us and our independent registered public accounting firm to evaluate and report on our internal control over financial reporting beginning with our Annual Report for the year ending December 31, 2012. The process of implementing our internal controls and complying with Section 404 will be expensive and time consuming, and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including Securities and Exchange Commission, or SEC, action, ineligibility for short form resale registration, the suspension or delisting of our Class A common stock from The Nasdaq Global Select Market and the inability of registered broker-dealers to make a market in our Class A common stock, which would further reduce our stock price and could harm our business.

Integrating a new enterprise resource planning system could interfere with our business or operations and could adversely impact our financial position, results of operations and cash flows.

We are in the process of integrating a new enterprise resource planning, or ERP, system. This project requires significant investment of capital and human resources, the re-engineering of many processes of our business, and the attention of many employees who would otherwise be focused on other aspects of our business. Any disruptions, delays or deficiencies in the design and integration of the new ERP system could result in potentially much higher costs than we had anticipated and could adversely affect our ability to develop and commercialize products, provide services, fulfill contractual obligations, file reports with the SEC in a timely manner and/or otherwise operate our business, or otherwise impact our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.

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

Our commercial success depends on our ability to operate without infringing the patents and proprietary rights of other parties and without breaching any agreements we enter. We are aware of other parties applying various technologies, including FCC, to make cellulosic gasoline and diesel from biomass. We cannot determine with certainty whether patents of other parties may materially affect our ability to conduct our business. Because patent applications can take several years to issue, there may currently be pending applications, unknown to us, that may result in issued patents that cover our technologies or product candidates. We are aware of a significant number of patents and patent applications relating to aspects of our technologies filed by, and issued to, third parties. The existence of third-party patent applications and patents could significantly reduce the scope of coverage of any patents granted to us and limit our ability to obtain meaningful patent protection.

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

Additionally, Khosla Ventures will be able to have its nominees represented on our compensation committee and our corporate governance and nominating committee. Accordingly, investors in our Class A common stock will not be afforded the same protections generally as stockholders of other Nasdaq-listed companies if Khosla Ventures’ designees to our Board of Directors come to represent a majority of our board and determine to rely upon such exemptions. Please read “— For the foreseeable future, Khosla Ventures will be able to control the selection of all members of our Board of Directors, as well as virtually every other matter that requires stockholder approval, which will severely limit the ability of other stockholders to influence corporate matters” for more information on the risks we face in connection with our initial investors’ ability to control the outcome of virtually all stockholder votes.

A significant portion of our total outstanding shares of common stock may be sold into the market at any time. This could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our Class A common stock. As of December 31, 2011, entities affiliated with Khosla Ventures, entities affiliated with Artis Capital Management, L.P., entities affiliated with Alberta Investment Management Corporation and BIOeCON B.V. beneficially own, collectively, approximately 92% of our outstanding common stock. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline.

As of December 31, 2011, holders of an aggregate of approximately 83 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

In addition, as of December 31, 2011, there were 13.6 million shares subject to outstanding options and 0.9 million restricted shares granted under our amended and restated 2007 Stock Option/Stock Issuance Plan, 0.2 million shares subject to outstanding options and 0.2 million restricted shares granted under our 2011 Long-Term Incentive Plan, and 0.7 million shares subject to outstanding warrants that are eligible for sale in the public market to the extent permitted by any applicable vesting requirements and Rules 144 and 701 under the Securities Act of 1933. These shares can be freely sold in the public market upon issuance and once vested.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our corporate headquarters are located in Pasadena, Texas, where we lease approximately twelve acres for our offices, pilot and demonstration plants, test laboratories and research and development facilities. Approximately 20,000 square feet of building space are dedicated to office space, approximately 13,000 square feet are dedicated to laboratory space and the pilot plant, and approximately 35,000 square feet are dedicated to production and storage space. The lease for this property expires on August 31, 2016, and we have three five-year renewal options.

We own an approximately 30-acre property near Columbus, Mississippi and, in the first quarter of 2011, we began constructing our initial-scale commercial production facility at that site.

ITEM 3. Legal Proceedings

We are not a party to any material litigation or proceeding and are not aware of any material litigation or proceeding, pending or threatened against us.

ITEM 4. Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth the names, ages and positions of our executive officers as of December 31, 2011.

Name	Age	Position
Executive Officers
Fred Cannon	60	President, Chief Executive Officer and Director
John H. Karnes	50	Chief Financial Officer
W.R. Lyle	60	Senior Vice President of Operations
John Kasbaum	53	Senior Vice President of Commercial
Christopher A. Artzer	40	Vice President, General Counsel and Secretary

Fred Cannon is our President and Chief Executive Officer and a member of our Board of Directors. Mr. Cannon joined KiOR as President and Chief Operating Officer and as a director in June 2008 and was elected Chief Executive Officer in July 2010. He brings to the company strong leadership skills, technical expertise and a 30-year track record of successful international business management in the fuels and chemicals industries, with a particular focus on catalyst and fluidic catalytic cracking (FCC)

technologies. Prior to KiOR, Mr. Cannon led a distinguished 30 year career at AkzoNobel, a global leader in refining catalysts and specialty chemicals manufacturing. Mr. Cannon was president of AkzoNobel Catalysts LLC from 1997 until the divestment of the business in August 2004. In his role, Mr. Cannon had full profit and loss responsibilities for the company’s Americas business and managed various joint ventures around the world. In August 2004, AkzoNobel’s refinery catalyst business was sold to Albemarle Corporation. Mr. Cannon served in several executive roles in transitioning the business to ensure continued smooth operations and integration across the new company until June 2008 when he joined KiOR. In all, Mr. Cannon has over 20 years in the refining catalyst business, where he has managed the development, scaling and commercialization of new catalyst technologies, including FCC and hydro-processing catalysts. Mr. Cannon holds an MBA and a B.S. in Engineering from the University of South Alabama.

John H. Karnes has been our Chief Financial Officer since joining us in February 2011. From February 2010 until February 2011, Mr. Karnes was Chief Financial Officer of Highland Oil & Gas, LLC. From September 2006 to November 2009, he served as Senior Vice President, Chief Financial Officer and Treasurer of Mariner Energy, Inc. From January 2006 to September 2006, Mr. Karnes provided advisory services in a variety of industries, including oil and gas. He served as Chief Financial Officer of The Houston Exploration Company from 2002 until December 2005. Earlier in his career, Mr. Karnes served in Chief Financial Officer and in other senior management roles with several other public growth companies including Encore Acquisition Company, CyberCash, Inc., Snyder Oil Company and Apache Corporation. He began his career in the securities industry and also practiced law with the national firm of Kirkland & Ellis LLP where he focused on mergers and acquisitions and capital markets transactions. Mr. Karnes holds a BBA in Accounting from The University of Texas at Austin and a J.D. from Southern Methodist University School of Law.

W.R. Lyle has been our Senior Vice President of Operations since joining us in September 2011. He brings over 40 years of petroleum refining experience and leadership, with an extensive background in FCC technology, blendstock fractionation, safety, and operations efficiency. From May 2009 to January 2011, Mr. Lyle served as Vice President of Health, Environment, Safety, Security and Regulatory Affairs for Sunoco, Inc., a leading petroleum refiner and marketer and chemicals manufacturer. Prior to that role at Sunoco, Inc., Mr. Lyle served in various operational leadership roles with Sunoco Refining and Supply, including Vice President, Northeast Refining from March 2006 to April 2009, and Vice President, Mid Continent Refining Complex from October 2003 to February 2006. Prior to Sunoco, Mr. Lyle also spent 31 years with Mobil and ExxonMobil in roles involving refinery operations and management. Mr. Lyle has a B.S. in Chemical Engineering from Lamar University in Texas.

John Kasbaum has been our Senior Vice President of Commercial since joining us in June 2010. Previously, Mr. Kasbaum served as Division Vice President of the FCC division of Albemarle Corporation, a leader in refining catalysts and specialty chemicals manufacturing, from September 2009 to May 2010. He also served on the Board of Directors for Albemarle’s joint venture with PetroBras, the Brazilian energy company, for the manufacture, sales and marketing of FCC catalysts in South America. In a previous role at Albemarle, Mr. Kasbaum was Division Vice President of Alternative Fuel Technologies from December 2007 to August 2009. He served as Alliance Director for Albemarle’s petroleum refining Hydroprocessing Alliance with Honeywell’s UOP division from 2006 to December 2007. Mr. Kasbaum has more than 20 years of experience in catalysis business strategy, sales, marketing, manufacturing and technology. Mr. Kasbaum holds an MBA from the McCombs School of Business at the University of Texas at Austin, as well as bachelors degrees in Engineering and Business Management, also from the University of Texas at Austin.

Christopher A. Artzer has been our Vice President, General Counsel and Secretary since joining us in March 2011. From December 2004 to March 2011, Mr. Artzer served as Vice President, General Counsel & Secretary of TPC Group, Inc. Prior to joining TPC Group in December 2004, Mr. Artzer was counsel at the law firm of Akin Gump Strauss Hauer & Feld LLP in Houston, Texas. Mr. Artzer received a B.A. in Government from Dartmouth College and a J.D. from the University of Texas School of Law.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Equity and Related Shareholder Matters

Our Class A common stock commenced trading on June 24, 2011 on The NASDAQ Global Select Market (NASDAQ) under the symbol “KIOR”. As of February 29, 2012, there were approximately 48 holders of record of our common stock.

The following table contains information about the high and low sales price per share of our Class A common stock for fiscal year 2011 as reported by NASDAQ.

	Sales Price
	High	Low
Fiscal 2011
Fourth quarter	$20.48	$8.67
Third quarter	23.85	8.88
Second quarter (commencing June 24, 2011)	15.50	14.75

Dividend Policy

We have not declared or paid any cash dividends on our capital stock, and we do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently expect to retain all future earnings, if any, in the operation and expansion of our business and debt repayment. Any future determination relating to our dividend policy will be at the discretion of our Board of Directors and will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by our Board of Directors.

Our January 2012 loan agreement provides in part that we may not (a) repurchase or redeem any class of stock or other equity interest other than pursuant to employee, director or consultant repurchase plans or other similar agreements or (b) declare or pay any cash dividend or make a cash distribution on any class of stock or other equity interest (except a dividend or distribution may be made by us to any of our subsidiaries).

Shareholder Return Performance Graph (1)

The following graph shows a comparison from June 30, 2011 through December 31, 2011 of cumulative total return on assumed investment of $100.00 in cash in our Class A common stock, the S&P SmallCap 600 Index and a peer group selected by us. Such returns are based on historical results and are not intended to suggest future performance. Data assumes reinvestment of dividends.

	6/30/2011	7/31/2011	8/31/2011	9/30/2011	10/31/2011	11/30/2011	12/31/2011
KiOR, Inc.	$100.00	$95.38	$91.09	$136.90	$109.11	$116.04	$67.19
S&P SmallCap 600 Index	$100.00	$96.73	$89.21	$79.92	$91.83	$92.31	$93.34
Peer Group (2)	$100.00	$95.48	$66.60	$49.67	$55.59	$45.19	$46.21

(1)	This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed incorporated by reference into any filing of KiOR, Inc. under the Securities Act of 1933, as amended.
(2)	Peer group composed of the following companies: Solazyme, Inc., Amyris Inc., Codexis, Inc., and Gevo, Inc.

Recent Sales of Unregistered Securities

During year ended December 31, 2011, we issued and sold an aggregate of 122,134 shares of our Class A common stock and 1,416,800 shares of our Class B common stock to certain of our employees, former employees, directors, consultants and service providers upon the exercise of options granted by us under our Amended and Restated 2007 Stock Option/Stock Issuance Plan, with exercise prices ranging from $0.084 to $0.09 per share for aggregate proceeds of approximately $131,500. These issuances and sales were undertaken in reliance upon the exemption from registration requirements granted by Rule 701 promulgated under Section 3(b) of the Securities Act of 1933, as amended, as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

During the year ended December 31, 2011, we issued 44,100 shares of Class A common stock to certain of our service providers as compensation for advisory services.

During the year ended December 31, 2011, we issued and sold an aggregate of 103,202 shares of our Class A common stock and 40,000 shares of our Class B common stock to certain of our lenders and consultants upon the exercise of warrants with exercise prices ranging from $0.09 to $2.94 per share, for aggregate proceeds of $4,500.

In January 2012, we issued warrants to purchase an aggregate of 1,161,790 shares of our Class A common stock to lenders in connection with the entry into our January 2012 term loan.

In March 2012, we issued warrants to purchase an aggregate of 23,293 shares of our Class A common stock to lenders in connection with interest paid-in-kind on our January 2012 term loan.

No underwriters were involved in the foregoing sales of securities. Except for the shares noted in the first paragraph of this section, the shares described herein were issued in private transactions pursuant to Section 4(2) of the Securities Act. The recipients of these shares of common stock or warrants acquired the shares for investment purposes only and without intent to resell, were able to fend for themselves in these transactions, and were accredited investors as defined in Rule 501 of Regulation D promulgated under Section 3(b) of the Securities Act. Appropriate restrictions were set out in the agreements for, and stock certificates issued in, these transactions, including legends setting forth that the applicable securities have not been registered. These stockholders had adequate access, through their relationships with us, to information about us.

Use of Proceeds from Initial Public Offering of Class A Common Stock

Our initial public offering of Class A common stock was effected through a Registration Statement on Form S-1 (File No. 333-173440) that was declared effective by the SEC on June 23, 2011. The net offering proceeds to us were approximately $148.6 million. Of the net proceeds, as of December 31, 2011, we estimate that $25 million has been used for general corporate purposes, front-end engineering for our first planned standard commercial production facility in Mississippi, and start-up costs for our initial-scale commercial production facility currently under construction in Columbus, Mississippi and $8 million was used to expand our demonstration unit and construct other infrastructure assets in Pasadena, Texas. At December 31, 2011, the remaining net proceeds were invested in short-term, interest-bearing investment grade securities.

ITEM 6. Selected Financial Data

The selected consolidated statement of operations data for the years ended December 31, 2011, 2010, and 2009 and the selected consolidated balance sheet data as of December 31, 2011 and 2010 are derived from our audited Consolidated Financial Statements, appearing elsewhere in this Annual Report. The summary consolidated statement of operations data for the year ended December 31, 2008 and the period from July 23, 2007 (Date of Inception) through December 31, 2007 and the summary consolidated balance sheet data as of December 31, 2009, 2008, and 2007 are derived from our audited consolidated financial statements not included elsewhere in this report. You should read the summary of our consolidated financial data set forth below together with the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes appearing elsewhere in this Annual Report. Our historical results presented below are not necessarily indicative of financial results to be achieved in the future.

	Years Ended December 31,				July 23, 2007 (Date of Inception) through December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Research and development expenses	$(31,748)	$(22,042)	$(9,961)	$(3,643)	$(196)
General and administrative expenses	(23,104)	(8,083)	(2,987)	(1,867)	(277)
Depreciation and amortization expense	(2,295)	(1,656)	(688)	(178)	(15)

Loss from operations	(57,147)	(31,781)	(13,636)	(5,688)	(488)

Interest income	6	34	65	71	—
Beneficial conversion feature expense	—	(10,000)	—	—	—
Interest expense, net of amounts capitalized	—	(1,812)	(242)	—	—
Foreign currency gain (loss)	—	—	(215)	(236)	16
Loss from change in fair value of warrant liability	(6,914)	(2,365)	—	—	—

Loss before income taxes	(64,055)	(45,924)	(14,028)	(5,853)	(472)
Income tax expense	—	(3)	(31)	(13)	—

Net loss	$(64,055)	$(45,927)	$(14,059)	$(5,866)	$(472)

Deemed dividend related to the beneficial conversion feature of Series C convertible preferred stock	(19,669)	—	—	—	—

Net loss attributable to stockholders	(83,724)	$(45,927)	$(14,059)	$(5,866)	$(472

Net loss per share of Class A common stock, basic and diluted	$(0.87)	$—	$—	$—	$—

Net loss per share of Class B common stock, basic and diluted(1)	$(0.87)	$(0.56)	$(0.24)	$(0.10)	$(0.02)

Weighted-average Class A and B common shares outstanding, basic and diluted(1)	60,205	15,382	14,400	14,400	14,400

	As of December 31,
	2011	2010	2009	2008	2007
		(In thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$131,637	$51,350	$5,176	$7,061	$1,310
Property, plant and equipment, net	169,923	34,880	10,526	2,506	—
Total assets	305,264	88,841	18,522	12,718	3,956
Long-term convertible promissory note to stockholder	—	—	15,000	—	—
Long-term debt, including current portion	52,810	9,517	4,049	—	—
Convertible preferred stock	—	134,384	14,384	14,384	1,444
Total stockholders’ equity (deficit)	228,739	(62,123)	(17,252)	(3,646)	2,127

(1)	See Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report for an explanation of the method used to calculate (a) net loss per share of common stock, basic and diluted and (b) weighted-average number of shares used in the computation of the per share amounts.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the other financial information appearing elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various important factors, including those discussed below and those discussed in the section entitled “Risk Factors” included in Item 1A of Part 1 of this report. Due to the fact that we have not generated any revenue, we believe that the financial information contained in this report is not indicative of, or comparable to, the financial profile that we expect to have if and when we begin to generate revenue. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

We are a next-generation renewable fuels company, producing cellulosic gasoline and diesel from abundant non-food biomass. While other renewable fuels are derived from soft starches, such as corn starch or cane sugar, for ethanol, or from soy and other vegetable oils for biodiesel, cellulosic fuel is derived from lignocellulose found in wood, grasses and the non-edible portions of plants. We have developed a two-step proprietary technology that converts non-food lignocellulose into gasoline and diesel that can be transported using the existing fuels distribution system for use in vehicles on the road today. Our cellulosic gasoline and diesel are projected to reduce direct lifecycle greenhouse gas emissions by over 80% compared to the petroleum-based fuels they displace.

We were incorporated and commenced operations in July 2007. Since our inception, we have operated as a development stage company, performing extensive research and development to develop, enhance, refine and commercialize our biomass-to-cellulosic fuel technology platform. During this time, we have demonstrated the efficacy and scalability of our BFCC process, attaining progressive technology milestones through laboratory, pilot unit and demonstration unit environments.

To demonstrate the scalability of our BFCC process from pilot scale, we have constructed a demonstration scale unit that represents a 400-times capacity increase over our pilot unit. We have increased our overall process yield of biomass-to-cellulosic fuel from approximately 17 gallons per bone dry ton of biomass, or BDT, to approximately 67 gallons of cellulosic gasoline, diesel and fuel oil per BDT. Our research and development efforts are focused on increasing this yield to approximately 92 gallons per BDT.

Until recently, we have focused our efforts on research and development, and we have yet to generate revenue. As a result, we had generated $108.7 million of operating losses and an accumulated deficit of $130.4 million from our inception through December 31, 2011. We expect to continue to incur operating losses through at least 2013 as we continue into the commercialization stage of our business.

Based on the technological and operational milestones we have achieved to date, we believe that when we are able to commence commercial production at our planned first standard commercial production facility, primarily using Southern Yellow Pine, we will be able to produce our cellulosic gasoline and diesel without government subsidies on a cost-competitive basis with their petroleum-based counterparts at current pricing. Our proprietary catalyst systems, reactor design and refining processes have achieved yields of cellulosic fuel products of approximately 67 gallons per BDT in our demonstration unit that we believe would allow us to produce our cellulosic gasoline and diesel today at a per-unit unsubsidized production cost below $1.80 per gallon, if produced in a standard commercial production facility with a feedstock processing capacity of 1,500 BDT per day. This unsubsidized production cost equates to less than $550 per metric ton, $0.50 per liter and $1.10 per gallon of ethanol equivalent. This per-unit cost assumes a price for Southern Yellow Pine clean chip mill chips of $72.30 per BDT and anticipated operating expenses at the increased scale and excludes cost of financing and facility depreciation. Over time, we expect to improve our overall process yield by enhancing our technology to significantly reduce our feedstock costs by using lower grade chips, logging residues, branches and bark and to lower our operating expenses through various process engineering initiatives. For 2011, the average U.S. Gulf Coast spot prices for traditional petroleum-based gasoline and ultra-low sulfur diesel were $2.748 and $2.972 per gallon, respectively. For 2011, average market prices for corn ethanol, biodiesel and sugarcane ethanol were $2.623, $5.121 and $3.409 per gallon, respectively.

Our Commercialization Plan

We commenced construction of our initial-scale commercial production facility in Columbus, Mississippi in the first quarter of 2011. This facility is designed to process 500 BDT of feedstock per day. We expect that constructing our Columbus facility will provide us with a practical basis for optimizing our future standard commercial production facilities, which we anticipate will be approximately three times larger than our Columbus facility to allow for optimal allocation of our fixed costs. We have entered into agreements with Hunt, Catchlight, and FedEx, for the purchase of the cellulosic gasoline, diesel and fuel oil produced from our initial-scale commercial production facility.

Currently, our offtake agreements for the sale and purchase of the cellulosic gasoline and diesel to be produced at our initial-scale commercial production facility under construction are subject to the satisfaction of certain technical, commercial and production requirements. These agreements do not affirmatively obligate our counterparties to purchase specific quantities of any products from us at this time, and these agreements contain important conditions that must be satisfied before any such purchases are made. These conditions include that we and our counterparties agree on product specifications for our cellulosic gasoline, diesel and fuel oil and that our products conform to those specifications. If we do not satisfy these contractual requirements and if we subsequently are unable to renegotiate those terms, our counterparties may terminate the agreements and our commercialization plan could be delayed or harmed if we need to find other counterparties.

Although we expect that this initial-scale commercial production facility ultimately will be able to accept a wide variety of biomass types, we have selected Southern Yellow Pine because of its abundant, sustainable supply and generally stable pricing history. As of December 31, 2011, we have spent approximately $148.2 million on our initial-scale commercial production facility and estimate that this project will require additional cash capital expenditures of approximately $73.9 million through mechanical completion expected in the first half of 2012. We believe cash on hand as of December 31, 2011 is sufficient to finance our remaining capital expenditures at our initial-scale commercial production facility. Please read “— Liquidity and Capital Resources” for more information.

Going forward, subject to our ability to raise additional capital, we intend to start construction of our larger standard commercial production facilities beginning near year end 2012 with our first planned facility in Mississippi. These facilities are being designed to process approximately 1,500 BDT of feedstock per day, approximately three times the size of our Columbus facility, in order to take advantage of economies of scale. Moreover, these standard commercial production facilities are being designed to utilize a centralized hydrotreating facility rather than dedicated, standalone hydrotreaters such as the one being constructed at our Columbus facility. By employing larger plant designs and shared hydrotreating facilities, we expect to be able to more effectively allocate our fixed costs and stage our capital program to reduce the capital intensity of our commercial expansion.

Our first planned standard commercial production facility is being designed to host a two-train centralized hydrotreater that will be constructed in phases, with each train expected to support up to two standard commercial production facilities. Based on future market conditions and operational metrics achieved at Columbus and our first planned standard commercial production facility, our plan is to construct additional standard commercial production facilities in Mississippi and other Southeastern states. These facilities are expected to be located near our first planned standard commercial production facility and to share that facility’s hydrotreater trains to maximize the efficiency of our cellulosic gasoline, diesel and fuel oil finishing and distribution process.

We estimate that the construction costs for each of our planned standard commercial production facilities will average approximately $350 million, depending on each facility’s specific design requirements. We estimate that construction costs for our hydrotreaters will average approximately $110 million per train. By staging the expansion of our standard commercial facilities in discrete facility-by-facility projects that are independently viable, we believe that we will have flexibility to plan our growth in response to capital availability and market conditions.

We intend to utilize cash on hand to fund a portion of the capital expenditures, including front-end engineering and procurement services and long-lead equipment, for our planned first standard commercial production facility. We plan to fund the remaining construction costs of the first standard commercial production facility with additional equity financing and debt from one or more public or private sources, including commercial banks, existing investors and federal, state and local governments. Please read “— Liquidity and Capital Resources.”

Our business plan contemplates that we will need to raise additional funds to build our planned standard commercial production facilities and subsequent facilities, continue the development of our technology and products and commercialize any products resulting from our research and development efforts. In addition, the terms of our January 2012 $75 million term loan require that we raise at least $100 million from sales of our equity securities before we make capital expenditures exceeding $25 million on our planned first standard commercial production facility in Mississippi. Under the terms of our January 2012 loan agreement, we agreed to consummate the sale, in one or more transactions, of our equity securities with gross cash proceeds equal to at least $50 million on or before March 31, 2013, provided that we are not required to consummate such transactions so long as we maintain cash or liquid funds equal to at least 6 months of our projected operating cash requirements in accounts subject to the Lenders’ security interest.

Over the longer term, we plan to accelerate our expansion through the use of “copy exact” principles predicated on the use of pre-engineered, modular, skid-mounted components that can be assembled quickly in a limited number of preset configurations. We expect that our copy exact strategy will enable us to implement operational efficiencies systematically across all of these facilities since they will involve substantially similar components assembled in familiar configurations.

Fundamentals of Our Business

Our biomass-to-cellulosic fuel technology platform converts biomass into hydrocarbon-based oil by combining our proprietary catalyst systems with well-established FCC processes. Expanding on FCC processes routinely employed in the petroleum refining industry, our BFCC process allows us to introduce solid biomass into a modified FCC system where it contacts our catalyst. The result is a hydrocarbon-based oil that can be upgraded through standard hydrotreating equipment into our cellulosic gasoline and diesel, which are virtually indistinguishable from their traditional petroleum-based counterparts.

We have not generated any revenue to date. However, we expect to generate revenue from sales of our cellulosic gasoline and diesel from our planned commercial production facilities in the second half of 2012. We also expect to generate revenue from the sale of RINs that we will retain if we sell our cellulosic gasoline and diesel to customers who are not obligated parties under the RFS2. Under RFS2, various varieties of renewable biofuels are assigned RINs for accounting, which are denominated in GEEs based on their energy content. We expect that our cellulosic gasoline and diesel will have a GEE value of between 1.5 to 1.7.

We expect that our cost of goods sold will consist of the following:

•

Feedstock. The largest component of our cost of goods sold will be the cost of procuring and preparing the biomass we feed into our BFCC process. Our BFCC process can convert a variety of biomass feedstock, including woody biomass such as whole tree chips, logging residues, branches and bark, agricultural residues such as sugarcane bagasse, and energy crops such as switchgrass and miscanthus. Our feedstock prices are a function of feedstock acquisition, harvesting, transportation and processing costs. We have selected Southern Yellow Pine as our primary feedstock because of its abundant supply and generally stable pricing history.

•

Facility-related fixed costs. As an industrial process, our facilities will require a baseline level of staffing consisting of process engineering, monitoring staff, testing personnel, health safety and environmental personnel and maintenance personnel. Other fixed costs include maintenance materials and casualty and liability insurance, as well as ad valorem taxes.

•

Other variable costs. We expect to use natural gas and nitrogen in our BFCC process. We also expect to incur other variable costs for our catalysts for our biomass conversion and hydrotreating processes.

Our largest expenditures are the capital costs associated with the construction of our commercial production facilities and planned facility turnarounds. These costs are comprised of land acquisition, site preparation, utilities, permitting, facility construction, start-up and contingency costs and related financing costs. We expect that the depreciation of these facilities costs will be included in cost of goods sold.

Our operating expenses currently consist primarily of research and development expenses and general and administrative expenses. We expect that the principal drivers of our gross and operating margins will be the following:

•

Economies of scale. We expect to realize incidental cost savings benefits as a result of the increased scale of our planned standard commercial production facilities. We plan to expand the throughput capacity from 500 BDT per day in our initial-scale commercial production facility to 1,500 BDT per day in our subsequent planned standard commercial production facilities. As a result, we expect to be able to spread the fixed baseline facilities costs and personnel costs across a larger volume of production, achieving a lower per-unit labor cost.

•

Learning curve efficiencies. Engineering principles indicate a downward trend in costs and construction time of like-kind capital projects completed in progression. As we begin construction of our planned commercial production facilities, we expect to identify cost and time savings that we can employ in subsequent projects to reduce our overall capital investment per unit over time. In the long term, by largely replicating our subsequent commercial production facilities, we hope to further reduce our capital investment and operating costs through replication and familiarity.

•

Conversion yield. Conversion yield is the barrel of saleable products achieved from our process for each BDT of feedstock. Conversion yield is maximized primarily through optimization of our catalyst systems that increase the proportion of hydrogen and carbon in the biomass feedstock that are converted into saleable products rather than coke, water or gaseous byproducts. We have increased our overall process yield of our cellulosic gasoline, diesel and fuel oil from approximately 17 gallons per BDT to approximately 67 gallons per BDT. Our research and development efforts are focused on increasing this yield to approximately 92 gallons per BDT.

•

Composition of product fractions. Product fractions refer to the relative composition of the products derived from processing crude oils. Within limits, we can adjust the fractions of cellulosic gasoline, diesel and fuel oil we produce, which may be tailored to potential customer requirements and pricing opportunities for these components. In our demonstration unit, we have varied the volume output of gasoline fractions from 37% to 61%, diesel fractions from 31% to 55% and fuel oil fractions from 8% to 9% from our renewable crude oil.

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

We believe the following accounting policies are the most critical to a full understanding and evaluation of our reported financial results and reflect the more significant judgments and estimates that we use in the preparation of our consolidated financial statements.

Deemed Dividend Related to the Beneficial Conversion Feature of Series C Convertible Preferred Stock

At the date of issuance, the proceeds received for the Series C convertible preferred stock were less than the fair value of the Class A common stock that was issuable upon conversion at the effective conversion price of $4.902 per share, with such fair value as determined by management and the Board of Directors. As a result, the Series C convertible preferred stock contained a beneficial conversion feature which was required to be recognized as a reduction in net income attributable to common stockholders ratably over the conversion period. The conversion period was the period from the date of issuance until the earlier of the conversion of the Series C convertible preferred shares into Class A common shares, or October 31, 2011. Upon completion of our initial public offering, the Series C convertible preferred stock was automatically converted to Class A common stock at 80% of the IPO price, or $12.00. During the period from April 21, 2011 to June 29, 2011, we recognized a deemed dividend related to the beneficial conversion feature of Series C convertible preferred stock of $19.7 million. Since the adjusted conversion price of 80% of the IPO price resulted in the Series C convertible preferred stock being converted into common stock with a fair value that was less than the proceeds received for the Series C convertible preferred stock, no additional deemed dividends related to the beneficial conversion feature of Series C convertible preferred stock was required.

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

The majority of our long-lived assets, other than intangible assets, consist of our initial-scale commercial production facility, demonstration unit, and pilot unit. The demonstration and pilot units are variations of common refinery equipment used in technology development and scale-up of processes that have been scaled and modified for our research and development purposes. Our intangible assets consist of purchased biomass conversion technology and technology licenses. Given our history of operating losses, we evaluated the recoverability of the book value of our property, plant and intangible assets by performing an undiscounted forecasted cash flow analysis. Based on our analysis, the sum of the undiscounted cash flows is in excess of the book value of the property, plant and equipment and intangible assets. Accordingly, no impairment charges have been recorded during the period from July 23, 2007 (date of inception) through December 31, 2011.

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

Stock-Based Compensation

From time to time, we issue stock option awards to our employees, consultants and directors. The determination of the fair value of our stock option awards is estimated using the Black-Scholes option-pricing model and requires the use of highly subjective assumptions relating to potential minimum and maximum range of values at which holders of common stock, convertible preferred stock and debt may receive value. The option-pricing model also requires inputs such as the expected term of the grant, expected volatility and risk-free interest rate. Further, the forfeiture rate also affects the amount of aggregate compensation that we are required to record as an expense.

The fair value of stock options granted under the Amended and Restated 2007 Stock Option/Stock Issuance Plan and the 2011 Long-Term Incentive Plan was estimated using the following weighted-average assumptions:

	Years Ended December 31,
	2011	2010	2009
Expected volatility	82.98%	107.97%	109.09%
Risk-free interest rate	2.05%	0.57%	1.00%
Dividend yield	—%	—%	—%
Expected term (in years)	5.74	1.50	3.15
Expected forfeiture rate	—%	—%	—%

Our risk-free interest rate was based on the market yield currently available on United States Treasury securities with maturities approximately equal to the option’s expected term.

Our expected volatility is derived from the historical volatilities of several unrelated public companies within our industry over a period equal to the expected term of our options because we do not have a long trading history to use for calculating the volatility of our own common stock. We based our analysis of expected volatility on reported data for comparable companies that issued options with substantially similar terms using an average of the historical volatility measures of this group of comparable companies.

Our expected terms were derived from a comparable group of public companies that have a similar industry, life cycle, revenue and market capitalization profile or using the simplified method. We use the simplified method because historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term, as we are a development stage company and fair market value of shares granted changed from our historical grants as a result of our initial public offering in June 2011.

We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the consolidated financial statements.

Our expected dividend yield was assumed to be zero as we have not paid, and do not anticipate paying, cash dividends on our shares of common stock.

We will continue to use judgment in evaluating the expected volatility, lives, forfeiture and dividend rate related to our stock-based compensation on a prospective basis and incorporating these factors into our option-pricing model.

Each of these inputs is subjective and generally requires significant management and director judgment to determine. If, in the future, we determine that another method for calculating the fair value of our stock options is more reasonable, or if another method for calculating these input assumptions is prescribed by authoritative guidance, and, therefore, should be used to estimate expected volatility or expected term, the fair value calculated for our stock options could change significantly. Higher volatility and longer expected terms generally result in an increase to stock-based compensation expense determined at the date of grant.

Fair Value of Warrants Issued In Connection with Equipment and Business Loans

Warrants Issued in Connection with Equipment Loans

In connection with Equipment Loan #1 dated December 30, 2008, we issued warrants to purchase 411,312 shares of our Series A-1 convertible preferred stock at an exercise price of $0.487 per share. The agreement also required us to issue another set of warrants as part of the next round of equity financing to occur. With the issuance of Series B convertible preferred stock on April 16, 2010, the lenders of Equipment Loan #1 received warrants to purchase an additional 30,600 shares of our Series B convertible preferred stock at an exercise price of $4.902. Each set of warrants is exercisable upon issuance and expires eight years from the issuance date. The issuance date fair value of these warrants was estimated to be $155,000 and has been recorded as a reduction, or discount, to the carrying value of the loan. The discount is being amortized to interest expense over the term of the loan. The warrants were valued on the issuance date using the following assumptions: a risk-free interest rate of 1.14%, expected volatility of 72%, no expected dividend yield and a term of eight years.

In connection with Equipment Loan #2 dated March 25, 2010, we issued warrants to purchase 16,998 shares of our Series B convertible preferred stock at an exercise price of $2.941 per share. The warrants are exercisable upon issuance and expire ten years from the issuance date. The issuance date fair value of these warrants was estimated to be $42,000 and has been recorded as a reduction, or discount, to the carrying value of the loan. The discount is being amortized to interest expense over the term of the loan. The warrants were valued on the issuance date using the following assumptions: a risk-free interest rate of 0.50%, expected volatility of 98.8%, no expected dividend yield and a term of 10 years.

Warrants Issued in Connection with Business Loan

In connection with our business loan agreement with Lighthouse Capital Partners VI, L.P. and Leader Lending, LLC dated January 27, 2010, which we refer to as our Business Loan, we issued warrants to purchase 261,460 shares of our Series B convertible preferred stock at an exercise price of $2.941 per share. The warrants are exercisable upon issuance and expire seven years from the issuance date. The issuance date fair value of these warrants was estimated to be $623,000 and has been recorded as a reduction, or discount, to the carrying value of the loan. The discount is being amortized to interest expense over the term of the loan. The warrants were valued on the issuance date using the following assumptions: a risk-free interest rate of 0.50%, expected volatility of 98.8%, no expected dividend yield and a term of seven years.

Warrants Issued in Connection with Amendments of Equipment and Business Loans

In connection with the amendment to Equipment Loan #1 and the Business Loan, we agreed to issue warrants to purchase $300,000 of securities issued in a next-round equity financing, if such equity financing of at least $35 million was completed prior to May 15, 2011. If such financing was not completed prior to May 15, 2011, we agreed to issue warrants to purchase 61,200 shares of Series B convertible Preferred Stock at an exercise price of $4.902 per share. The Series C convertible preferred stock issued in April 2011 in the aggregate amount of $55.0 million met the next-round equity financing requirement and, as a result, warrants to purchase 61,200 shares of Series C convertible preferred stock at an exercise price of $4.902 per share were issued in connection with the equipment and business loan amendments. Upon execution of the loan amendments, but prior to issuance of the stock warrants, we recorded a liability of $300,000, which has been recorded as a reduction, or discount, to the carrying value of the loan. The discount is being amortized to interest expense over the term of the loan.

Income Taxes

We are subject to income taxes in the United States. Prior to December 31, 2010, our wholly owned subsidiary, KiOR B.V (in liquidation) was subject to income taxes in the Netherlands. As of December 31, 2010, all of the operations of KiOR B.V. (in liquidation) were combined with the operations of KiOR, Inc. We use the liability method of accounting for income taxes, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income.

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits and deductions and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expenses for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. We recognize a valuation allowance against our net deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be fully realizable. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At December 31, 2011 and 2010, we had a full valuation allowance against all of our deferred tax assets, including our net operating loss carryforwards.

We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted. Any adjustment to the deferred tax asset valuation allowance would be recorded in the income statement for the periods in which the adjustment is determined to be required.

We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and we will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available. We believe that it is more likely than not that our income tax positions and deductions will be sustained following an audit. Therefore, we have not recorded any liabilities in any of the periods presented in the consolidated financial statements resulting from uncertain tax positions taken or expected to be taken in our tax returns.

Results of Operations

Comparison of Years Ended December 31, 2011 and 2010

Operating Expenses

	Years Ended December 31,		Year – to – Year Change
	2011	2010	$	%
	(Dollars in thousands)
Operating expenses:
Research and development expenses	$(31,748)	$(22,042)	$9,706	44%
General and administrative expenses	(23,104)	(8,083)	15,021	186%
Depreciation and amortization expense	(2,295)	(1,656)	639	39%

Total operating expenses	$(57,147)	$(31,781)	$25,366

Research and Development Expenses. Our research and development expenses increased by $9.7 million, or 44%, for the year ended December 31, 2011 as compared to the same period in 2010. This increase was primarily the result of a $4.8 million increase in payroll and related expenses due to an increase in headcount. During 2011, we increased our research and development staff to 92 full-time equivalents, or FTEs, as compared to 75 FTEs at December 31, 2010. Payroll and related expenses in 2011 included stock-based compensation of $0.8 million compared to $0.2 million in 2010. During 2011, we continued to expand our research and development efforts as we focused more on commercialization of our technology. Our expenses related to laboratory testing, supplies, and chemicals in connection with testing biomass fuels for quality increased by $3.4 million to $5.5 million for the year ended December 31, 2011, from $2.1 million in 2010. Operating costs associated with our research and development facilities, which include startup and operation of our demonstration unit expansions, repairs, utilities, and supplies increased approximately $3.6 million to $9.5 million for the year ended December 31, 2011 from $5.9 million in 2010. The increase in our research and development expenses was partially offset by a $1.6 million decrease in our consulting fees to $3.7 million for the year ended December 31, 2011 from $5.3 million for the same period in 2010. This decrease was primarily the result of preproduction design work for our first commercial production plant during the year ended December 31, 2010 that did not recur during the year ended December 31, 2011, as our initial-scale commercial production plant is under construction and costs are being capitalized.

General and Administrative Expenses. Our general and administrative expenses increased by $15.0 million, or 186%, for the year ended December 31, 2011 as compared to 2010. This increase was primarily the result of a $8.4 million increase in payroll and related expenses due to an increase in stock-based compensation expense and increased headcount. Payroll and related expenses included stock-based compensation of $5.4 million compared to $0.7 million for year ended December 31, 2011 and 2010, respectively. We had an increase in general and administrative expenses for consultants of $3.8 million to $5.2 million for the year ended December 31, 2011, from $1.4 million in 2010 primarily driven by the hiring of consultants to assist with Sarbanes-Oxley compliance implementation, support for our new enterprise resource planning system and product stewardship studies, and the hiring of marketing firms and engineers to assist with applying to various federal governmental agencies for grants and loan guarantees. Travel related expenses increased about $0.5 million primarily as a result of business development and visits to the Columbus, Mississippi construction site. We had an increase in general and administrative expenses for insurance of $0.4 million during the year ended December 31, 2011 compared to 2010 primarily due to beginning the amortization of our D&O insurance prepaid during June 2011 and an increase in our general liability insurance. The remaining increase relates to recruiting fees, relocation expenses, office supplies, and office maintenance associated with increasing our headcount.

Depreciation and Amortization Expense. Our depreciation and amortization expense increased by $0.6 million, or 39%, for the year ended December 31, 2011 as compared to 2010 due to additional depreciation expense associated with our demonstration unit.

Other Income (Expense), Net

	Years Ended December 31,		Year-to-Year Change
	2011	2010	$	%
	(Dollars in thousands)
Other income (expense), net:
Interest income	$6	$34	$(28)	(82)%
Beneficial conversion feature expense	—	(10,000)	(10,000)	(100)%
Interest expense, net of amounts capitalized	—	(1,812)	(1,812)	(100)%
Loss from change in fair value of warrant liability	(6,914)	(2,365)	4,549	192%

Other income (expense), net	$(6,908)	$(14,143)	$(7,235)

Interest Income. The decrease in interest income of $28,000, or 82%, is primarily due to us making more conservative investments and lower rate of returns.

Beneficial Conversion Feature Expense. In August 2009, we entered into a $15.0 million non-interest bearing convertible promissory note, or the Note, which included a beneficial conversion feature, with our principal stockholder, Khosla Ventures. The value of the beneficial conversion feature was not readily determinable upon issuance of the Note because the conversion feature was contingent upon the occurrence of an undetermined future financing transaction and neither the timing nor value of such transaction could be estimated at the time the Note was issued. In April 2010, we executed a financing transaction that required the Note to be converted into 2.6 million shares of our Series B convertible preferred stock. We recorded a $10.0 million expense at the time of that conversion to reflect the beneficial conversion feature associated with the conversion of the Note to convertible preferred stock.

Interest Expense, Net of Amounts Capitalized. Interest expense decreased by approximately $1.8 million, or 100%, for the year ended December 31, 2011 as compared to 2010. Interest expense of $2.5 million recorded in the year ended December 31, 2011, which was associated with construction and equipment purchases for our initial-scale commercial production facility in Columbus, Mississippi was capitalized as compared to $0.1 million capitalized in the year ended December 31, 2010.

Loss from Change in Fair Value of Warrant Liability. The loss from change in fair value of warrant liability expense increased by $4.5 million, or 192%, for the year ended December 31, 2011 as compared to 2010. The change is related to the change in fair value of our convertible preferred stock warrants, which are recorded as derivatives and reflected on our consolidated balance sheets as a current liability prior to the warrants converting into warrants to purchase common stock upon conversion of our convertible preferred stock at the close of our initial public offering. We performed our final mark-to-market adjustment on the convertible preferred stock warrant liability on June 29, 2011, the date the initial public offering closed, reducing our convertible preferred stock warrant liability to zero.

Comparison of Years Ended December 31, 2010 and 2009

Operating Expenses

	Years Ended December 31,		Year-to-Year Change
	2010	2009	$	%
	(Dollars in thousands)
Operating expenses:
Research and development expenses	$(22,042)	$(9,961)	$12,081	121%
General and administrative expenses	(8,083)	(2,987)	5,096	171%
Depreciation and amortization expense	(1,656)	(688)	968	141%

Total operating expenses	$(31,781)	$(13,636)	$18,145

Research and Development Expenses. Our research and development expenses increased by $12.1 million, or 121%, for the year ended December 31, 2010 as compared to the same period in 2009. During 2010, we expanded our research and development efforts as we focused more on commercialization of our technology. In March 2010, we brought our demonstration unit on-line and commenced testing of feedstocks, catalyst formulations and other process variables under a simulated commercial production environment. Increased operating costs associated with our demonstration unit, including repairs, utilities and supplies, accounted for $5.4 million of our increase in research and development expenses. During 2010, we increased our research and development staff to 75 FTEs as compared to 30 FTEs at December 31, 2009. Research and development employee costs increased from $3.5 million in 2009 to $6.5 million in 2010 as a result of the increased staff, including a patent attorney and related support staff. Research and technical consulting and contract employee costs increased from $2.6 million in 2009 to $6.6 million in 2010 as a result of our use of independent lab testing and validation services and specialized research consultants. Research and development legal expenses decreased from $1.4 million in 2009 to $1.1 million in 2010 as we employed a full-time patent attorney, which decreased our reliance on third-party patent attorneys in 2010.

General and Administrative Expenses. Our general and administrative expenses increased by $5.1 million, or 171%, for the year ended December 31, 2010 as compared to the same period in 2009. This increase was primarily the result of $2.5 million of higher payroll and related expenses due to hiring additional personnel for business development and support staff, a $1.1 million increase in legal expenses incurred in 2010 in connection with financing and regulatory activities, and a $0.8 million increase in expenses for consultants engaged to assist us with applications to various federal governmental agencies for grants and loan guarantees. The balance of the increase of $0.7 million was due to increased insurance, office costs and other costs associated with our expanded operations.

Depreciation and Amortization Expense. Our depreciation and amortization expense increased by $1.0 million in 2010 due to additional depreciation expense associated with our demonstration unit.

Other Income (Expense), Net

	Years Ended December 31,		Year-to-Year Change
	2010	2009	$	%
	(Dollars in thousands)
Other income (expense), net:
Interest income	$34	$65	$(31)	(48)%
Beneficial conversion feature expense	(10,000)	—	10,000	100%
Interest expense, net of amounts capitalized	(1,812)	(242)	1,570	649%
Foreign currency loss	—	(215)	(215)	(100)%
Loss from change in fair value of warrant liability	(2,365)	—	2,365	100%

Other income (expense), net	$(14,143)	$(392)	$13,689

Beneficial Conversion Feature Expense. In August 2009, we entered into a $15.0 million non-interest bearing convertible promissory note, or the Note, which included a beneficial conversion feature, with our principal stockholder, Khosla Ventures. The value of the beneficial conversion feature was not readily determinable upon issuance of the Note because the conversion feature was contingent upon the occurrence of an undetermined future financing transaction and neither the timing nor value of such transaction could be estimated at the time the Note was issued. In April 2010, we executed a financing transaction that required the Note to be converted into 2.6 million shares of our Series B convertible preferred stock. We recorded a $10.0 million expense at the time of that conversion to reflect the beneficial conversion feature associated with the conversion of the Note to convertible preferred stock.

Interest Expense. Interest expense increased by approximately $1.6 million for the year ended December 31, 2010 as compared to the same period in 2009. This increase primarily is due to the additional equipment loan and business loans we entered into causing higher interest expense in 2010. The increase in interest expense was partially offset by capitalized interest recorded in 2010 of $118,000 that was associated with equipment purchases for the construction of our initial-scale commercial production facility in Columbus, Mississippi.

Foreign Currency Loss. Our foreign currency loss in 2009 was attributable to our wholly owned subsidiary, KiOR B.V. (in liquidation), whose operations were combined with those of KiOR, Inc. in 2010. During 2010, we did not enter into any foreign currency transactions.

Loss from Change in Fair Value of Warrant Liability. The $2.4 million incurred during 2010 relates to the change in fair value of our convertible preferred stock warrants, which are recorded as derivatives and reflected on our consolidated balance sheets as a current liability.

Liquidity and Capital Resources

Since inception, we have generated significant losses. As of December 31, 2011, we had an accumulated deficit of approximately $130.4 million. We have never generated any revenue. We expect to continue to incur operating losses through at least 2013 as we continue into the commercialization stage of our business. Commercialization of our technology will require significant capital expenditures.

We believe that our $131.6 million of cash and cash equivalents as of December 31, 2011 and the proceeds from our January 2012 $75 million term loan will enable us to meet our liquidity needs for at least the next 12 months from December 31, 2011. We anticipate that our material liquidity needs in the near and intermediate term will consist of the following:

•

Funding the construction and startup of our initial-scale commercial production facility currently under construction in Columbus, Mississippi. We estimate that this project will require additional cash capital expenditures of approximately $73.9 million through mechanical completion expected in the first half of 2012 and also will require additional start-up expenditures that we estimate to be approximately $18 million, all of which are anticipated to lead to commencement of commercial production in the second half of 2012.

•

Funding our overhead and other operating costs, which we expect to be approximately $55 million for 2012, until we are able to generate sufficient revenue from the commercial production and sale of our cellulosic gasoline and diesel to allow us to fund these costs from internally generated cash flows, which is not expected to occur until at least 2013.

•

Funding a portion of the front-end capital expenditures for our planned first standard commercial production facility in Mississippi, such as certain front-end engineering and procurement services and long-lead equipment. We estimate that we will spend $18 million on this project in 2012.

The total cost of our planned first standard commercial production facility is estimated at $460 million, comprised of $350 million for the conversion plant and $110 million for a centralized hydrotreating plant being designed with capacity for our planned first standard commercial production facility and a second, similarly sized facility. Subject to our ability to raise additional capital, we expect to begin construction of this facility near year end 2012. In the near term, our plan is to continue value engineering for this project and to explore sourcing options for long-lead time procurement components. The terms of our Loan and Security Agreement for our January 2012 $75 million term loan provide that we may not make capital expenditures on our first standard commercial production facility in excess of $25 million until we have raised at least $100 million from sales of our equity securities in one or more transactions. We expect such financing will be contingent upon, among other things, successful commissioning and start-up of our Columbus facility, entering into satisfactory feedstock supply and offtake agreements for the facility, receipt of necessary governmental and regulatory approvals and permits, any required equity financing, there being no material adverse effect on us or our industry (including relevant commodity markets) and general market conditions.

The offtake agreements also are subject to the satisfaction of various conditions, some of which are in the control of the counterparties, before the counterparties are obligated to make payments to us thereunder. Under the terms of our January 2012 loan agreement, we agreed to consummate the sale, in one or more transactions, of our equity securities with gross cash proceeds equal to at least $50 million on or before March 31, 2013, provided that we are not required to consummate such transactions so long as we maintain cash or liquid funds equal to at least 6 months of our projected operating cash requirements in accounts subject to the Lenders’ security interest.

Longer term, we also anticipate material liquidity needs for the construction of additional commercial production facilities. If we are unable to obtain additional financing, we will have to delay, scale back or eliminate our construction plans for the first standard production facility and other future facilities and may not be able to fund our overhead and other operating costs, which could harm our business, financial condition and results of operations. We may also need additional external funding for overhead and other operating costs if we are unable to begin recognizing revenue on the time frames or at the levels we anticipate.

AIMCo/Khosla Term Loan

On January 26, 2012, we entered into a Loan and Security Agreement, which we refer to as the Loan and Security Agreement, with 1538731 Alberta Ltd. as Agent for affiliates of Alberta Investment Management Corporation, or the Alberta Lenders, and KFT Trust, Vinod Khosla, Trustee, which we refer to as Khosla and collectively with the Alberta Lenders, we refer to as the Lenders. Pursuant to the Loan and Security Agreement, the Alberta Lenders have made a term loan to us in the principal amount of $50 million and Khosla has made a term loan to us in the principal amount $25 million, for a total of $75 million in principal amount, which we refer to as the Loan Advance. At closing, we paid the Lenders a facility charge in an amount equal to 1% of the Loan Advance. The Loan Advance bears interest from the funding date at 16.00% per annum, which we refer to as the Loan Interest Rate.

We agreed to pay interest on the Loan Advance in arrears on the first day of each month, beginning March 1, 2012. We may elect payment of paid-in-kind interest, instead of cash interest, during the first twelve months during which the Loan Advance is outstanding. The Loan Advance is payable in 30 equal monthly installments of principal and interest starting on August 1, 2013 and continuing on the first day of each month thereafter until the entire Loan Advance has been paid in full. The stated maturity date of the Loan Advance is February 1, 2016. At our option, we may prepay the Loan Advance, in whole or in part (including all accrued and unpaid interest) at any time, subject to a prepayment premium if we prepay the Loan Advance prior to four years from the date of the loan. The prepayment premium is equal to 4% until the first anniversary of the date of the Loan and Security Agreement, and decreases by 1% on each subsequent anniversary. We also agreed to pay the Lenders an end of term charge equal to the sum of $6,750,000 plus 9% of the aggregate amount of all interest paid-in-kind (instead of cash interest) upon the earlier to occur of the maturity of the Loan Advance, prepayment in full of the Loan Advance, or when the Loan Advance becomes due and payable upon acceleration.

Our obligations under the Loan and Security Agreement may be accelerated upon the occurrence of an event of default under the Loan and Security Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, cross-defaults, and a change of control default. In addition, we agreed to consummate the sale, in one or more transactions, of our equity securities with gross cash proceeds equal to at least $50 million on or before March 31, 2013, provided that we are not required to consummate such transactions so long as we maintain cash or liquid funds equal to at least 6 months of our projected operating cash requirements in accounts subject to the Lenders’ security interest. We also agreed that we will not make capital expenditures with respect to our planned first standard production facility in Mississippi in excess of $25 million unless we have raised at least $100 million from the sale, in one or more transactions, of our equity securities (including the proceeds of the equity transactions referred to in the preceding sentence).

We granted the Lenders a security interest in all or substantially all of our tangible and intangible property, including intellectual property, now owned or hereafter acquired, subject to certain exclusions. The Loan and Security Agreement also provides for indemnification of the Agent and Lenders and the Loan and Security Agreement and Warrants (as defined below) contain representations, warranties and certain covenants of the Lenders.

Pursuant to the Loan and Security Agreement, we issued the Lenders warrants, each of which we refer to as an Initial Warrant, to purchase an aggregate of 1,161,790 shares of our Class A common stock, subject to certain anti-dilution adjustments, at an exercise price of $11.62 per share, which was the consolidated closing bid price for our Class A common stock on January 25, 2012. The Initial Warrants were issued as partial consideration for the Lenders’ entry into the Loan and Security Agreement and will expire 7 years from the date of the grant. Each Initial Warrant may be exercised by payment of the exercise price in cash or on a net issuance basis.

In addition, we may be obligated to issue each Lender one or more additional warrants to purchase shares of our Class A common stock if we elect payment of paid-in-kind interest on the outstanding principal balance of the Loan Advance for any month, which we refer to as the PIK Warrants. Except as described below, the number of shares of our Class A common stock underlying the PIK Warrants (assuming no net issuance) is an amount equal to 18% of the amount of interest paid-in-kind divided by the average closing price of our Class A common stock over the 5 consecutive trading days ending on, but excluding, the day such interest was due, which we refer to as the Average Market Price. The per share price of the PIK Warrants will be such Average Market Price, notwithstanding the foregoing, the Average Market Price is less than $11.62 per share of our Class A common stock (subject to adjustment for stock splits, combinations and the like), which we refer to as the Warrant Floor Price, on the date the interest in kind on the outstanding principal balance of the Loan Advance is due and payable for such month, then (x) the initial per share exercise price for such PIK Warrant issued to such Lender shall be equal to the Warrant Floor Price and (y) the number of shares of Class A common stock underlying such PIK Warrant (assuming no net issuance) issued to such Lender shall be increased to a number of shares of Class A Common Stock (determined pursuant to the mutual agreement of us and such Lender) that would cause the fair market value of such PIK Warrant to be no less than the fair market value of the PIK Warrant that would have been issued had we issued such warrants with an exercise price equal to the Average Market Price. The PIK Warrants will be issued as partial consideration for the Lenders’ entry into the Loan and Security Agreement and will expire 7 years from the 18 month anniversary of the closing date of the Loan and Security Agreement. The number of shares for which each PIK Warrant is exercisable and the associated exercise price is subject to certain anti-dilution adjustments. Each PIK Warrant may be exercised by payment of the exercise price in cash or on a net issuance basis. The Initial Warrants and any PIK Warrants obligate us to file a registration statement covering the resale of such warrants and the shares of our Class A common stock issuable upon exercise of such warrants as soon as we become eligible to use Form S-3.

Initial Public Offering

On June 29, 2011, we closed our initial public offering of 10,000,000 shares of Class A common stock at a price to the public of $15.00 per share. We received approximately $137.4 million of proceeds from the offering on that date, net of underwriting discounts and commissions and estimated expenses. We granted the underwriters a 30-day option to purchase up to 1,500,000 additional shares of our Class A common stock at the initial public offering price, which was partially exercised in July 2011 resulting in the issuance of an additional 800,000 shares for additional net proceeds of approximately $11.2 million.

Issuance of Series C Convertible Preferred Stock

In April 2011, we issued 11,219,908 shares of Series C convertible preferred stock for total consideration of $55 million. Each share of Series C convertible preferred stock had the same voting rights as our Series B convertible preferred stock. Each share of Series C convertible preferred stock was convertible at the option of the holder at any time without payment of additional consideration into such number of fully paid and non-assessable shares of our Class A common stock as is determined by dividing the original issue price of the Series C convertible preferred stock by the Series C convertible preferred stock conversion price, which was initially $4.902. Pursuant to the terms of the Series C convertible preferred stock, the conversion price was adjusted to 80% of the IPO price. Upon the closing of our initial public offering, all outstanding shares of Series C convertible preferred stock were converted automatically into 4.6 million shares of Class A common stock using a conversion price of $12.00 per share.

Additional Financing Requirements

We will need substantial additional capital resources to fund our operations and to construct our standard commercial production facilities, beginning with our first planned standard commercial production facility that we expect to begin constructing in Mississippi around year end 2012.

We estimate that the construction costs for each of our standard commercial production facilities will average approximately $350 million, depending on each facility’s specific design requirements. Our two-train centralized hydrotreaters will be constructed in phases, with each train expected to support up to two standard commercial production facilities. We estimate that construction costs for our hydrotreaters will average approximately $110 million per train. By staging the expansion of our standard commercial facilities in discrete facility-by-facility projects that are independently viable, we believe that we will have flexibility to plan our growth in response to capital availability and market conditions.

Long-Term Debt

Long-term debt at December 31, 2011 consisted of the following, not including the January 2012 $75 million term loan:

	December 31,
	2011	2010
	(Amounts in thousands)
Long-Term Debt:
Equipment loans	$3,293	$3,710
Business loan	6,369	6,327
Mississippi Development Authority Loan	75,000	—
Less: unamortized debt discounts	(31,852)	(520)

Long-term debt, net of discount	52,810	9,517
Less: current portion	(5,506)	(4,480)

Long-term debt, less current portion, net of discount	$47,304	$5,037

Mississippi Development Authority Loan

In March 2011, our subsidiary KiOR Columbus LLC, or KiOR Columbus, entered into a loan agreement with the Mississippi Development Authority, or MDA, pursuant to which the MDA has agreed to make disbursements to KiOR Columbus from time to time, in a principal amount not to exceed $75 million in the aggregate, to reimburse costs incurred by KiOR Columbus to purchase land, construct buildings and to purchase and install equipment for use in the manufacturing of our cellulosic gasoline and diesel from Mississippi-grown biomass. Principal payments on the loan are due semiannually on June 30 and December 31 of each year, commencing on the earlier of (a) December 31, 2012 or (b) the next scheduled payment date that is at least six months after we commence commercial production of cellulosic gasoline and diesel from Mississippi-grown biomass at our initial-scale commercial production facility for sale to customers in the ordinary course of business. On each such payment date, we are required to pay an amount equal to the lesser of an amount sufficient to repay the total loan within (a) a period of time determined by the weighted-average life of the equipment being purchased with the proceeds thereof or (b) 20 years. In addition, we are required to pay the entire outstanding principal amount of the loan, together with all other applicable costs, charges and expenses no later than the date 20 years from the date of our first payment on the loan. The loan is non-interest bearing.

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

As of December 31, 2011, we had received all $75.0 million under the Mississippi Development Authority loan to reimburse us for expenses incurred on the construction of our initial-scale commercial production facility located in Columbus, Mississippi.

The non-interest bearing component of the Mississippi Development Authority Loan was intended to incentivize us to design, construct and operate our initial-scale commercial production facility in Mississippi. We imputed interest on the Mississippi Development Authority Loan and determined the loan discount to be the difference between the face value of the loan and the discounted present value of the loan using an estimated market rate of 5.5%, with such rate based on interest bearing loans of a similar nature and terms. Of the $75.0 million in loan proceeds received, we estimated approximately $32.2 million was attributable to the non-interesting bearing component of the loan. Consequently, we recorded a discount on the Mississippi Development Authority Loan of $32.2 million and a reduction of the capitalized cost of the related assets for which we were reimbursed in the same amount. The loan discount is recognized as interest expense, subject to interest capitalization during the construction phase, using the effective interest method. As of December 31, 2011, $886,000 of the loan discount had been recognized as interest expense.

Equipment Loans

Equipment Loan #1 — On December 30, 2008, we entered into our first equipment loan agreement with Lighthouse Capital Partners VI, L.P. The loan agreement provides for advances at $100,000 minimum increments up to $5.0 million in the aggregate for purchases of equipment. All advances must have been funded no later than September 30, 2009. Each advance represents a separate loan tranche that is payable monthly over a three-year period from the date of issuance of the advance at an annual interest rate of 7.5%. In addition, at loan maturity, we are required to make a payment equal to 7.5% of the total principal on the loan, which is amortized over the life of the loan and included in interest expense on the Consolidated Statements of Operations. The loans were originally to mature at dates from March 2012 to October 2012, which dates were extended to January 2014 by the amendment described below.

During 2009, we borrowed all $5.0 million available under the loan. The loan tranches are collateralized by certain of our production pilot unit, lab equipment and office equipment valued at approximately $5.0 million.

Equipment Loan #2 — On March 25, 2010, we entered into a second equipment loan agreement with Silicon Valley Bank with total availability of $1.0 million, limited to two advances of at least $500,000 each. The full amount of the availability under the loan agreement was drawn down in a single advance of $1 million. The loan is payable monthly over a three-year period at an annual interest rate of 10%. The loan is collateralized by the equipment purchased with the advances at a cost of approximately $1.3 million. As of December 31, 2011, borrowings of approximately $520,000 were outstanding under this loan.

Business Loan

On January 27, 2010, we entered into our first business loan agreement with Lighthouse Capital Partners VI, L.P. and Leader Lending, LLC for an amount of up to $7.0 million. Advances are payable monthly over a three-year period at an annual interest rate of 12% commencing on the date of the advance. In addition, at loan maturity, we are required to make a payment equal to 7.5% of the total amount drawn on the loan, which is amortized over the life of the loan and included in interest expense, net of amounts capitalized, on the Consolidated Statements of Operations.

During 2010, we borrowed the full $7.0 million under the loan agreement. The loan is collateralized by our assets not previously pledged as collateral on the equipment loans described above.

Amendments of Equipment and Business Loans

In February 2011 and April 2011, we amended Equipment Loan #1 and our Business Loan to waive certain covenant restrictions to allow us to enter into the Mississippi Development Authority loan described above. In addition, the amendments provided for a deferral of principal payment for one year, included prepayment penalties and extended the maturities of the loans to February 2014. All other terms were unchanged. Interest during the principal deferral period is paid at 1% to 2.5% over the original stated interest rate and reverts to the original interest rate upon expiration of the deferral period. In connection with the amendments, we paid aggregate fees of $60,000 upon execution of the amendments and agreed to pay $240,000 upon maturity. In addition, we agreed to issue warrants to purchase $300,000 of securities issued in a next-round equity financing, if such equity financing of at least $35 million was completed prior to May 15, 2011. If such financing was not completed prior to May 15, 2011, we agreed to issue warrants to purchase 61,200 shares of Series B Preferred Stock at an exercise price of $4.902 per share. The Series C convertible preferred stock issued in April 2011 in the aggregate amount of $55.0 million met the next-round equity financing requirement and, as a result, warrants to purchase 61,200 shares of Series C convertible preferred stock at an exercise price of $4.902 per share were issued in connection with the equipment and business loan amendments. We recorded a liability of $300,000 in connection with the warrants that were required to be issued. The warrants to purchase shares of Series C convertible preferred stock automatically converted into warrants to purchase 25,000 shares of Class A common stock upon the close of our initial public offering on June 29, 2011 using a conversion price of 80% of the IPO price (see Note 12 to our Consolidated Financial Statements — Derivative Liabilities (Convertible Preferred Stock Warrant Liabilities)) and the warrant liability was reclassified to additional paid-in capital. As of December 31, 2011, principal amounts of approximately $2.4 million on Equipment Loan #1 and $5.9 million on the Business Loan were outstanding. A portion of the Loan Advance from the AIMCo/Khosla term loan entered into on January 26, 2012 was used to repay the $5.9 million outstanding under the Business Loan.

Convertible Promissory Note to Stockholder

On August 5, 2009, we entered into a non-interest bearing convertible promissory note agreement for $15.0 million, which we refer to as the Note, which included a beneficial conversion feature, with one of our stockholders, Khosla Ventures. The Note was a general unsecured obligation and was payable in full on August 4, 2011. Principal payments were not required prior to the maturity date. The Note was convertible into shares of our convertible preferred stock upon the occurrence of certain events. Under the terms of the Note, if on or before the maturity date of the Note, we consummated a sale, or series of related sales, of our convertible preferred stock, pursuant to which we received gross proceeds of at least $10.0 million, excluding any amounts as a result of conversion of the Note, which we refere to as a Qualified Financing, then simultaneously with the Qualified Financing, the principal balance then outstanding under the Note would convert into the same class and series of convertible preferred stock sold in the Qualified Financing at a conversion price per share equal to 60% of the price per share paid by the investors in the Qualified Financing. On April 16, 2010, we issued our Series B convertible preferred stock and the Note was converted into 5.2 million shares of Series B convertible preferred stock (see Note 11 to our Consolidated Financial Statements — Convertible Preferred Stock).

In accordance with FASB ASC 470-20, Debt with Conversion and Other Options, we recorded a $10.0 million expense to beneficial conversion feature expense on our Consolidated Statement of Operations connected with the conversion of the Note into Series B convertible preferred stock. The $10.0 million reflects the value assigned to the beneficial conversion feature. The value of the beneficial conversion feature was not readily determinable upon issuance of the Note because the conversion feature was contingent upon the occurrence of a Qualified Financing transaction. Neither the timing nor value of such transaction could be estimated at the time the Note was issued. Therefore, we recorded the entire amount of the beneficial conversion feature to the Consolidated Statements of Operations at the time the conversion occurred and value for the beneficial conversion feature could be determined.

Cash Flows

	Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Net cash used in operating activities	$(49,766)	$(30,505)	$(12,401)
Net cash used in investing activities	$(148,181)	$(23,488)	$(8,438)
Net cash provided by financing activities	$278,234	$100,382	$19,164

Operating activities. Net cash used in operating activities for the year ended December 31, 2011 was $49.8 million compared with $30.5 million and $12.4 million in the same period in 2010 and 2009, respectively. This increase in cash used was attributable to running the demonstration unit and increased employee costs primarily attributable to increased headcount, as well as increased costs for research and development. Our continuous increase in operating activities year-over-year for research and development relates to the commercialization of our technology and testing feedstock and catalyst formulations in our pilot plant and demonstration unit.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2011 was $148.2 million compared to $23.5 million and $8.4 million in the same period in 2010 and 2009, respectively. The increase in cash used in investing activities in 2011 when compared to 2010 is primarily related to the construction of our initial-scale commercial production facility in Columbus, Mississippi. The increase in cash used in investing activities for the year ended 2010 when compared to the same period in 2009 is primarily attributable to costs incurred in connection with the construction of our demonstration unit. Our demonstration unit was constructed in late 2009 to early 2010.

Financing Activities. Net cash provided by financing activities was $278.2 million for the year ended December 31, 2011 as compared to cash provided by financing activities of $100.4 million and $19.2 million in the same period in 2010 and 2009, respectively. The increase was primarily attributable to proceeds in the amount of $148.6 million from our initial public offering, $55.0 million from our Series C financing, and $75.0 million from the MDA loan during the year ended December 31, 2011 compared to proceeds of $95 million from our Series B financing, $7 million borrowed under our Business Loan, and $1 million borrowed under our Equipment Loan #2 that occurred during the year ended December 31, 2010 compared to proceeds of $15 million from our convertible promissory note and $5 million borrowed under our Equipment Loan #1 during the year ended December 31, 2009.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2011, not including the January 2012 $75 million term loan:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
	(Amounts in thousands)
Equipment loans
Principal	$3,351	$1,346	$2,005	$—	$—
Interest(1)	255	193	62	—	—
Business loans
Principal	6,617	2,285	4,332	—	—
Interest(1)	826	588	238	—	—
Mississippi Development Authority loan	75,000	1,875	11,250	7,500	54,375
Operating leases	1,903	586	1,134	183	—
Purchase commitments(2)	49,181	49,181	—	—	—

Total contractual obligations	$137,133	$56,054	$19,021	$7,683	$54,375

(1)	Interest rates are more fully described in Note 6 of our consolidated financial statements.
(2)	Purchase commitments are related to the construction of our initial-scale commercial production facility in Columbus, Mississippi.

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

Recent Accounting Pronouncements

The information contained in Note 2 to the Consolidated Financial Statements under the heading “Recent Accounting Pronouncements” is hereby incorporated by reference into this Part II, Item 7.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of December 31, 2011, our investment portfolio consisted primarily of money market funds. Due to the short-term nature of our investment portfolio, our exposure to interest rate risk is minimal.

Foreign Currency Risk

Prior to December 31, 2010 we incurred certain operating expenses in currencies other than the U.S. dollar in relation to our subsidiary located in the Netherlands and, therefore, are subject to volatility in cash flows due to fluctuations in exchange rates between the U.S. Dollar and the Euro. This subsidiary is in the process of liquidation.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

KiOR, INC.

(A Development Stage Enterprise)

PAGE NO.
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	50
Consolidated Balance Sheets as of December 31, 2011 and 2010	51
Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009	52
Consolidated Statements of Convertible Preferred Stock, Stockholders’ Equity (Deficit) and Comprehensive Loss for the Years Ended December 31, 2011, 2010, and 2009	53
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009	55
Notes to Consolidated Financial Statements	57

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of KiOR, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of convertible preferred stock, stockholders’ deficit and comprehensive loss, and of cash flows, present fairly, in all material respects, the financial position of KiOR, Inc. and its subsidiaries (a development stage enterprise) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 and, cumulatively, for the period from July 23, 2007 (the date of inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Houston, TX

March 26, 2012

KiOR, Inc.

(A development stage enterprise)

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$131,637	$51,350
Restricted cash	—	100
Prepaid expenses and other current assets	1,000	85

Total current assets	132,637	51,535
Property, plant and equipment, net	169,923	34,880
Intangible assets, net	2,233	2,426
Other assets	471	—

Total assets	$305,264	$88,841

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$5,506	$2,150
Accounts payable	6,496	3,207
Accrued capital expenditures	14,571	2,330
Other accrued liabilities	2,648	671
Convertible preferred stock warrants liability	—	3,185

Total current liabilities	29,221	11,543
Long-term debt, less current portion, net of discount of $31,852 and $520 at December 31, 2011 and December 31, 2010, respectively	47,304	5,037

Total liabilities	76,525	16,580

Commitments and contingencies (Note 8)
Convertible preferred stock:
Series A convertible preferred stock, $0.0001 par value, 0 and 24,000,000 shares authorized at December 31, 2011 and December 31, 2010, respectively; 0 and 24,000,000 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	—	4,360
Series A-1 convertible preferred stock, $0.0001 par value, 0 and 25,600,000 shares authorized at December 31, 2011 and December 31, 2010, respectively; 0 and 20,571,576 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	—	10,024
Series B convertible preferred stock, $0.0001 par value, 0 and 25,000,000 shares authorized at December 31, 2011 and December 31, 2010, respectively; 0 and 24,479,802 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	—	120,000

Stockholders’ equity (deficit):
Preferred stock — $0.0001 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 and 112,100,000 shares authorized at December 31, 2011 and December 31, 2010, respectively; 40,815,079 and 60,000 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	4	—
Class B common stock (formerly common stock) $0.0001 par value; 70,800,000 and 72,000,000 shares authorized at December 31, 2011 and December 31, 2010, respectively; 61,425,575 and 15,820,000 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	6	2
Additional paid-in capital	359,108	4,199
Deficit accumulated during the development stage	(130,379)	(66,324)

Total stockholders’ equity (deficit)	228,739	(62,123)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$305,264	$88,841

See accompanying notes to consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Consolidated Statements of Operations

	Years Ended December 31,			Period from July 23, 2007 (Date of Inception) through December 31,
	2011	2010	2009	2011
	(Amounts in thousands, except per share data)
Operating expenses:
Research and development expenses	$(31,748)	$(22,042)	$(9,961)	$(67,590)
General and administrative expenses	(23,104)	(8,083)	(2,987)	(36,318)
Depreciation and amortization expense	(2,295)	(1,656)	(688)	(4,832)

Loss from operations	(57,147)	(31,781)	(13,636)	(108,740)

Other income (expense), net:
Interest income	6	34	65	176
Beneficial conversion feature expense related to convertible promissory noted	—	(10,000)	—	(10,000)
Interest expense, net of amounts capitalized	—	(1,812)	(242)	(2,054)
Foreign currency loss	—	—	(215)	(435)
Loss from change in fair value of warrant liability	(6,914)	(2,365)	—	(9,279)

Other expense, net	(6,908)	(14,143)	(392)	(21,592)

Loss before income taxes	(64,055)	(45,924)	(14,028)	(130,332)
Income tax expense:
Income tax expenses – current	—	(3)	(31)	(47)

Net loss	$(64,055)	$(45,927)	$(14,059)	$(130,379)

Deemed dividend related to the beneficial conversion feature of Series C convertible preferred stock	(19,669)	—	—

Net loss attributable to stockholders	$(83,724)	$(45,927)	$(14,059)

Net loss per share of Class A common stock, basic and diluted	$(0.87)	$—	$—

Net loss per share of Class B common stock, basic and diluted	$(0.87)	$(0.56)	$(0.24)

Weighted-average Class A and B common shares outstanding, basic and diluted	60,205	15,382	14,400

See accompanying notes to consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Consolidated Statements of Convertible Preferred Stock, Stockholders’ Equity (Deficit) and

Comprehensive Loss

(Amounts in thousands, except per share data)

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock, formerly common stock		Addt’l Paid-in- Capital	Deficit Accum During the Dev. Stage	Acc. Other Comp. Income	Total Stockholders’ Deficit
	Shrs	$	Shrs	$	Shrs	$
Issuance of Series A convertible preferred stock	14,400	$2,599	—	—	—	—	—	—	—	$—
Receivable from Series A convertible preferred stockholder	—	(1,155)	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	14,400	1	2,598	—	—	2,599
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(472)	—	(472)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—

Total comprehensive loss										(472)

Balance at December 31, 2007	14,400	$1,444	—	$—	14,400	$1	$2,598	$(472)	$—	$2,127
Collection of receivable from Series A convertible preferred stockholder	—	1,155	—	—	—	—	—	—	—	—
Issuance of Series A convertible preferred stock	9,600	1,761	—	—	—	—	—	—	—	—
Issuance of Series A-1 convertible preferred stock	20,572	10,024	—	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(5,866)	—	(5,866)
Currency translation adjustment	—	—	—	—	—	—	—	—	93	93

Total comprehensive loss										(5,773)

Balance at December 31, 2008	44,572	$14,384	—	$—	14,400	$1	$2,598	$(6,338)	$93	$(3,646)
Stock-based compensation- options	—	—	—	—	—	—	331	—	—	331
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(14,059)	—	(14,059)
Currency translation adjustment	—	—	—	—	—	—	—	—	122	122

Total comprehensive loss										(13,937)

Balance at December 31, 2009	44,572	$14,384	—	$—	14,400	$1	$2,929	$(20,397)	$215	$(17,252)
Stock-based compensation- options	—	—	—	—	—	—	730	—	—	730
Stock options exercised	—	—	—	—	524	—	43	—	—	43
Stock-based compensation- Common and Class A common stock	—	—	60	—	896	—	200	—	—	200
Issuance of Series B convertible preferred stock	24,480	120,000	—	—	—	—	—	—	—	—
Issuance of warrants on common stock	—	—	—	—	—	—	298	—	—	298
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(45,927)	—	(45,927)
Currency translation adjustment	—	—	—	—	—	—	—	—	(215)	(215)

Total comprehensive loss										(46,142)

Balance at December 31, 2010	69,052	$134,384	60	$—	15,820	$2	$4,199	$(66,324)	$—	$(62,123)

See accompanying notes to consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Consolidated Statements of Convertible Preferred Stock, Stockholders’ Equity (Deficit) and

Comprehensive Loss (continued)

(Amounts in thousands, except per share data)

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock, formerly		Addt’l Paid-in- Capital	Deficit Accum During the Dev. Stage	Acc. Other Comp. Income	Total Stockholders’ Deficit
	Shrs	$	Shrs	$	Shrs	$
Balance at December 31, 2010	69,052	$134,384	60	$—	15,820	$2	$4,199	$(66,324)	$—	$(62,123)
Issuance of Class A Common Stock - Public Offering, net of offering costs	—	—	10,800	1	—	—	148,643	—	—	148,644
Common Stock Issued - Restricted	—	—	70	—	—	—	—	—	—	—
Stock Based Compensation - Options	—	—	—	—	—	—	3,607	—	—	3,607
Stock Based Compensation - Restricted	—	—	—	—	—	—	2,547	—	—	2,547
Stock Options/Warrants Exercised	—	—	330	—	1,526	—	336	—	—	336
Exercised options converted from class B to class A	—	—	492	—	(492)	—	—	—	—	—
Issuance of Series C Convertible Preferred Stock	11,220	55,000	—	—	—	—	—	—	—	—
Conversion of Series A Convertible Preferred Stock	(24,000)	(4,360)	—	—	24,000	2	4,358	—	—	4,360
Conversion of Series A-1 Convertible Preferred Stock	(20,572)	(10,024)	—	—	20,572	2	10,022	—	—	10,024
Conversion of Series B Convertible Preferred Stock	(24,480)	(120,000)	24,480	2	—	—	119,998	—	—	120,000
Conversion of Series C Convertible Preferred Stock	(11,220)	(55,000)	4,583	1	—	—	54,999	—	—	55,000
Conversion of Convertible Preferred Stock Warrants Liability	—	—	—	—	—	—	10,399	—	—	10,399
Beneficial Conversion Feature on Issuance of Series C Convertible Preferred Stock and Stock Warrants	—	—	—	—	—	—	19,669	—	—	19,669
Deemed Dividend Related to the Beneficial Conversion Feature on Series C Convertible Preferred Stock and Stock Warrants	—	—	—	—	—	—	(19,669)	—	—	(19,669)
Net loss	—	—	—	—	—	—	—	(64,055)	—	(64,055)

Balance at December 31, 2011	—	$—	40,815	$4	61,426	$6	$359,108	$(130,379)	$—	$228,739

See accompanying notes to consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Consolidated Statements of Cash Flows

	Years Ended December 31,			Period from July 23, 2007 (Date of Inception) through
	2011	2010	2009	December 31, 2011
	(Amounts in thousands)
Cash flows from operating activities
Net loss	$(64,055)	$(45,927)	$(14,059)	$(130,379)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,295	1,656	688	4,832
Stock-based compensation	6,154	930	331	7,415
Non cash compensation from warrants issued on common stock	—	298	—	298
Beneficial conversion feature	—	10,000	—	10,000
Derivative fair value adjustments	6,914	2,365	—	9,279
Accrued interest	—	534	—	534
Amortization of debt discount	—	261	39	300
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(879)	16	239	(783)
Accounts payable	(1,514)	(925)	463	(637)
Accrued liabilities	1,319	287	(102)	1,919

Net cash used in operating activities	(49,766)	(30,505)	(12,401)	(97,222)

Cash flows from investing activities
Purchases of property, plant and equipment	(148,281)	(23,488)	(8,588)	(182,796)
Purchases of intangible assets	—	—	—	(427)
Restricted cash	100	—	150	—

Net cash used in investing activities	(148,181)	(23,488)	(8,438)	(183,223)

Cash flows from financing activities
Proceeds from issuance of convertible promissory note to stockholder	—	—	15,000	15,000
Proceeds from equipment loans	—	1,000	5,000	6,000
Payments on equipment loans	(486)	(1,742)	(836)	(3,064)
Proceeds from business loans	—	7,000	—	7,000
Payments on business loans	(189)	(919)	—	(1,108)
Proceeds from stock option exercises / warrants	265	43	—	308
Proceeds from issuance of Series A convertible preferred stock	—	—	—	4,360
Proceeds from issuance of Series A-1 convertible preferred stock	—	—	—	10,024
Proceeds from issuance of Series B convertible preferred stock	—	95,000	—	95,000
Proceeds from issuance of Series C convertible preferred stock	55,000	—	—	55,000
Proceeds from issuance of common stock in initial public offering, net of offering costs	148,644	—	—	148,644
Borrowings under the Mississippi Development Authority loan	75,000	—	—	75,000

Net cash provided by financing activities	278,234	100,382	19,164	412,164

Effect of exchange rate on cash and cash equivalents	—	(215)	40	(82)
Net increase (decrease) in cash and cash equivalents	80,287	46,174	(1,635)	131,637
Cash and cash equivalents
Beginning of period	51,350	5,176	6,811	—

End of period	$131,637	$51,350	$5,176	$131,637

See accompanying notes to consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,			Period from July 23, 2007 (Date of Inception) through
	2011	2010	2009	December 31, 2011
	(Amounts in thousands)
Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$3	$31	$47
Cash paid for interest	$1,003	$1,083	$203	$2,289
Noncash investing and financing activities
Acquisition of purchased biomass conversion technology for common stock	$—	$—	$—	$2,599
Accrued purchase of property, plant and equipment	$19,594	$2,330	$1,012	$19,594
Convertible preferred stock warrants issued in connection with loans	$300	$665	$—	$1,120
Common stock warrants issue in connection with compensation arrangements	$—	$298	$—	$298
Conversion of convertible promissory note to stockholder into Series B convertible preferred stock	$—	$15,000	$—	$15,000
Conversion of Series A, A-1, B, and C convertible preferred stock into Class A and Class B common stock	$134,384	$—	$—	$134,384
Conversion of convertible preferred stock warrants into Class A and Class B common stock warrants	$10,399	$—	$—	$10,399
Financing of insurance premium	$436	$—	$—	$436
Imputed interest on Mississippi Development Authority loan	$32,190	$—	$—	$32,190
Debt discount amortization	$1,459	$—	$—	$1,459
Options exercised	$71	$—	$—	$71

See accompanying notes to consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Notes to Consolidated Financial Statements

1.	Organization and Operations of the Company

Organization

KiOR, Inc., a Delaware corporation (the “Company”), is a next-generation renewable fuels company based in Houston, Texas. The Company was incorporated and commenced operations in July 2007 as a joint venture between Khosla Ventures, an investment partnership, and BIOeCON B.V.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, KiOR B.V. (in liquidation) and KiOR Columbus, LLC. KiOR B.V., a Netherlands company, was formed on March 4, 2008 and commenced the process of liquidation in March 2010. As of December 31, 2010, all of the operations of KiOR B.V. were combined into the operations of KiOR, Inc. KiOR Columbus, LLC, a wholly owned subsidiary of the Company (“KiOR Columbus”), was formed on October 6, 2010.

Nature of Business

The Company has developed a two-step proprietary technology platform that converts abundant and sustainable non-food biomass into cellulosic gasoline and diesel that can be transported using the existing fuels distribution system for use in vehicles on the road today.

Since inception, the Company has performed extensive research and development efforts to develop, enhance, refine and commercialize its biomass-to-cellulosic fuel technology platform. The Company is now entering its commercialization phase and, in the first quarter of 2011, commenced construction of its first initial-scale commercial production facility in Columbus, Mississippi, which is still under construction.

Development Stage Enterprise

The Company has incurred substantial net losses since its inception, including net losses of $64.1 million, $45.9 million and $14.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company expects these losses to continue. As of December 31, 2011, the Company had an accumulated deficit of $130.4 million. The Company expects to incur additional costs and expenses related to the continued development and expansion of its business, including its research and development expenses, continued testing and development at its pilot and demonstration units and engineering and design work and construction of its planned commercial production facilities. The Company has not yet commercialized its cellulosic gasoline and diesel nor has it generated any revenue. There can be no assurance that the Company will ever achieve or sustain profitability on a quarterly or annual basis.

The Company closed its initial public offering of 10,000,000 shares of Class A common stock at a price to the public of $15.00 per share on June 29, 2011. Upon the closing of the sale of shares of the Company’s Class A common stock to the public, all outstanding shares of the Series A and Series A-1 convertible preferred stock converted into 44.6 million shares of common stock on a 1-to-1 basis (which was redesignated “Class B common stock” upon the completion of the Company’s initial public offering), (2) all outstanding shares of Series B convertible preferred stock were converted automatically into 24.5 million shares of Class A common stock on a 1-to-1 basis, and all outstanding shares of Series C convertible preferred stock were converted automatically into 4.6 million shares of Class A common stock using a conversion price of 80% of the issuance price to the public in the initial public offering (the IPO price). The Company granted the underwriters of the Company’s initial public offering a 30-day option to purchase up to 1,500,000 additional shares of Class A common stock at the IPO price, which was partially exercised in July 2011, resulting in the issuance of an additional 800,000 shares.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany transactions and balances have been eliminated in consolidation. The Company reports consolidated financials on a calendar year basis. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ from these estimates.

Stock Split

On June 9, 2011, the Company authorized a 2-for-1 split of all common stock and convertible preferred stock authorized, issued and outstanding at that time. On April 16, 2010, the Company authorized a 4-for-1 split on all common stock and convertible preferred stock authorized, issued and outstanding at that time. All share and per share amounts in the consolidated financial statements and related notes have been restated to reflect the 2-for-1 and 4-for-1 splits.

Significant Risks and Uncertainties

The Company’s operations are subject to certain risks and uncertainties, including those associated with the Company’s limited operating history, the ability to produce cellulosic gasoline and diesel on a commercial scale, the ability to obtain and retain potential customers, the ability to attract and retain key employees, acquiring access to feedstock, the ability to protect the Company’s proprietary technologies and processes, development by the Company’s competitors of new technologies, changes in government regulations or incentives, continuing losses, negative cash flows from operations and fluctuations in operating results, managing growth and expansion, the ability to finance the Company’s growth, financing arrangement terms that may restrict operations, the economy, technology trends and evolving industry standards.

Cash and Cash Equivalents

Cash and cash equivalents include all short-term, highly liquid instruments purchased with an original maturity of three months or less. These items are carried at cost, which approximates market value.

Restricted Cash — Certificate of Deposit

At December 31, 2010, the Company maintained a certificate of deposit in the amount of $100,000. The certificate of deposit was pledged as collateral on company credit cards and was classified as restricted cash on the Company’s balance sheet. The certificate of deposit matured annually in November. The certificate of deposit was not used as a compensating balance for payment of the credit card balances. The Company was required to maintain a certificate of deposit as a pledge of collateral as long as the credit card account was open. The Company closed the credit card account in December 2011.

Concentration of Credit Risk

The Company maintains its cash balances at several financial institutions in the United States. Prior to December 31, 2009, it also maintained cash balances in foreign financial institutions located in the Netherlands. The Federal Deposit Insurance Corporation provides unlimited insurance coverage of noninterest-bearing transaction accounts and insures other deposit accounts in an amount up to $250,000. The Company does not believe that it is exposed to any significant credit risk on any uninsured amounts.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method based on the estimated useful lives of the related assets as follows:

Description	Useful Life
Leasehold improvements	9 years
Lab and testing equipment	5 years
Manufacturing machinery and equipment	20 – 30 years
Furniture and fixtures	10 years
Computer equipment and software	3 – 5 years

Expenditures for repairs and maintenance are charged to expense as incurred and major renewals and improvements are capitalized. Cost and accumulated depreciation applicable to assets retired or sold are removed from the accounts, and any resulting gain or loss is included in operations.

Intangible Assets

At December 31, 2011 and 2010, the Company’s intangible assets consisted of purchased biomass conversion technology and technology licenses. These intangible assets are amortized using the straight-line method based on their expected lives, which the Company determined to be 15 years for the purchased biomass conversion technology and 20 years for the technology licenses.

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. If the undiscounted future net cash flows are less than the carrying amount of the asset, the asset is deemed impaired. The amount of the impairment is measured as the difference between carrying value and the fair value of the asset. The estimated fair value is determined based on a discounted cash flow model.

Patents

All costs related to filing and pursuing patent applications are expensed as incurred because recoverability of such expenditures is uncertain and the underlying technologies are under development. Patent-related legal expenses incurred are included in general and administrative expenses. During the years ended December 31, 2011, 2010 and 2009, the Company incurred approximately $1.3 million, $1.2 million, and $1.4 million, respectively, of patent-related legal expenses.

Unamortized Debt Discount

Debt discounts are recorded on the Company’s balance sheet as a reduction to long-term debt and amortized over the life of the debt instrument using the effective interest method.

Foreign Currency

The functional currency for the Company’s foreign subsidiary, KiOR B.V. (in liquidation), is the Euro, the local currency of the Netherlands. As of December 31, 2010, all of the operations of KiOR B.V. were combined into the operations of KiOR, Inc., and the accumulated translation account was eliminated. Prior to December 31, 2010, all assets and liabilities of KiOR B.V (in liquidation) were translated into U.S. Dollars using year-end exchange rates, and all expenses are translated at average rates prevailing during the periods. The translation results were included in the currency translation adjustments in accumulated other comprehensive income in stockholders’ equity.

Costs of Start-Up Activities

Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, commencing some new operation or activities related to organizing a new entity. All the costs associated with a potential site are expensed and recorded within the general and administrative expenses until the site is considered viable by management, at which time costs would be considered for manufacturing costs based on authoritative accounting literature.

Research and Development

Research and development expenses consist primarily of expenses for personnel focused on increasing the scale of the Company’s operations to increase production capacity and reduce operating costs. These expenses also consist of facilities costs and other related overhead and lab materials. Research and development costs are expensed as they are incurred.

Capitalized interest

The Company capitalizes interest on long-term construction projects relating to operating assets with a total expected expenditure generally in excess of $10 million. During 2011 and 2010, the Company capitalized interest of approximately $2.5 million and $118,000 relating to the purchase of equipment for the Columbus, Mississippi facility. No interest was capitalized in 2009.

Deferred Income Taxes

Income taxes are computed based upon the asset and liability method for financial accounting purposes. The Company is required to evaluate whether it is more likely than not that deferred tax assets will be realized. The Company’s deferred tax assets were fully reserved with a valuation allowance of $40.6 million and $19.0 million as of December 31, 2011 and 2010, respectively. This valuation allowance was recorded as the Company concluded that it is more likely than not that these assets would not be utilized.

The Company accounts for uncertain tax positions in accordance with FASB ASC 740, Income Taxes. The guidance clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The standard also provides guidance on derecognition, measurement, classification, interest and penalties, disclosure and transition. The Company did not record a liability for unrecognized tax benefits in any of the periods presented in the consolidated financial statements resulting from uncertain tax positions taken or expected to be taken in Company tax returns. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, Compensation-Stock Compensation. Compensation cost for grants of all share-based payments is based on the estimated grant date fair value and attributed to expense using the straight-line method. We estimate the fair value of our share-based payment option awards using the Black-Scholes option-pricing model (the “Black-Scholes model”) and restricted common stock awards using the fair value of the Company’s common stock on the date of grant.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts payable, convertible preferred stock warrants and long-term debt.

Assets and liabilities recorded at fair value in the consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, which are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

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

Convertible Preferred Stock

The Company’s convertible preferred stock was previously classified outside of stockholders’ equity due to the liquidation rights of the holders. The holders of the Company’s convertible preferred stock controlled the vote of its stockholders and Board of Directors through their appointed representatives. As a result, the holders could force a change in control that would trigger liquidation. Since redemption of the convertible preferred stock through liquidation was outside of the Company’s control, all shares of convertible preferred stock were presented outside of permanent equity on the Consolidated Balance Sheets. Upon the closing of the Company’s initial public offering of Class A common stock, all outstanding shares of the Series A, Series A-1, Series B, and Series C convertible preferred stock converted into shares of Class A and Class B common stock.

Convertible Preferred Stock Warrant Liability

The Company accounted for its freestanding warrants for shares of the Company’s convertible preferred stock as liabilities at fair value on the consolidated balance sheets. The warrants were subject to re-measurement at each balance sheet date and the change in fair value, if any, was recognized as other income (expense), net. The Company continued to adjust the liability for changes in fair value until the Company’s initial public offering on June 29, 2011 when the convertible preferred stock warrants were converted into warrants to purchase common stock. Upon conversion, the convertible preferred stock warrant liability was reclassified to additional paid-in capital.

Comprehensive Loss

Comprehensive loss includes changes in stockholders’ equity (deficit) during the periods that do not result from transactions with stockholders. Our total comprehensive loss is as follows (in thousands):

	Years Ended December 31,
	2011	2010
Net loss attributable to KiOR	$(64,055)	$(45,927)
Foreign currency translation adjustment	—	(215)

Total comprehensive loss	$(64,055)	$(46,142)

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

In April 2011, the Company issued Series C convertible preferred stock with a beneficial conversion feature (See Note 11 — Convertible Preferred Stock) and recorded a deemed dividend relating to the beneficial conversion feature of $19.7 million for 2011. While it was outstanding, all of the Company’s preferred stock participated in earnings or losses of the Company. Consequently, net losses were adjusted for the deemed distributions relating to the beneficial conversion feature and losses attributable to preferred stockholders to calculate the net loss attributable to common stockholders.

The following table presents the calculation of historical basic and diluted net loss per share of common stock attributable to the Company’s common stockholders:

	Years Ended December 31,
	2011	2010	2009
	(Amounts in thousands, except per share data)
Net loss per share:
Numerator:
Net loss	$(64,055)	$(45,927)	$(14,059)
Deemed dividend related to the beneficial conversion feature of Series C convertible preferred stock	(19,669)	—	—

Net loss attributable to stockholders	(83,724)	(45,927)	(14,059)
Net loss attributable to preferred stockholders	31,321	37,406	10,626

Net loss attributable to Class A common stockholders and Class B common stockholders — basic and diluted	$(52,403)	$(8,521)	$(3,433)

Net loss attributable to Class A common stockholders – basic and diluted	$(17,794)	—	$—
Net loss attributable to Class B common stockholders – basic and diluted	(34,609)	(8,521)	(3,433)

Net loss attributable to Class A common stockholders and Class B common stock holders – basic and diluted	$(52,403)	$(8,521)	$(3,433)

Denominator:
Weighted-average Class A common shares used in computing net loss per share of Class A common stock — basic and diluted	20,443	—	—
Weighted-average Class B common shares used in computing net loss per share of Class B common stock — basic and diluted	39,762	15,382	14,400

Weighted-average Class A common stock and Class B common stock – basic and diluted	60,205	15,382	14,400

Net loss per share of Class A common stock — basic and diluted	$(0.87)	$—	$—

Net loss per share of Class B common stock — basic and diluted	$(0.87)	$(0.56)	$(0.24)

The following outstanding shares on a weighted-average basis of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Years Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
Convertible preferred stock (as converted basis)	35,985	59,340	44,572
Convertible preferred stock warrants (as converted basis)	378	688	412
Common stock warrants (as converted basis)	437	67	—
Stock options	14,631	12,092	4,770

Total	51,431	72,187	49,754

Recent Accounting Pronouncements

In June 2011, the FASB issued an amendment to an existing accounting standard which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, in December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the statement of operations. The amendments are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect that the adoption of this update will have an impact on the consolidated financial statements of the Company.

In May 2011, the FASB issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The Company does not expect that the adoption of this update will have an impact on the consolidated financial statements of the Company.

3.	Fair Value of Financial Instruments

The Company’s assessment of the significance of a particular input to the fair value measurement of an asset or liability in its entirety requires management to make judgments and consider factors specific to the asset or liability. As of December 31, 2011 and 2010, the Company considered cash and cash equivalents, restricted cash and accounts payable to be representative of their fair values because of their short-term maturities. Further, the Company’s long-term debt approximates fair value as it has been negotiated on an arm’s length basis with reputable third-party lenders at prevailing market rates.

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy.

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$101,475	$—	$—	$101,475

Total financial assets	$101,475	$—	$—	$101,475

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$45,033	$—	$—	$45,033

Total financial assets	$45,033	$—	$—	$45,033

Financial liabilities
Convertible preferred stock warrant liability	$—	$—	$3,185	$3,185

Total financial liabilities	$—	$—	$3,185	$3,185

The change in the fair value of the convertible preferred stock warrant liability, (Level 3), is summarized below (amounts in thousands):

Fair value as of December 31, 2010	$3,185
Fair value of warrants liability for loan amendment	300
Change in fair value of warrant liability	6,914
Transfers out of Level 3 (see Note 12 – Derivative Liabilities–Convertible Preferred Stock Warrants)	(10,399)

Fair value as of December 31, 2011	$—

The Company’s assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets and intangible assets. These items are recognized at fair value when they are considered to be impaired. For the years ended December 31, 2011 and 2010, there were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis.

4.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2011	2010
	(Amounts in thousands)
Property, Plant and Equipment:
Construction in progress	$146,852	$14,604
Lab and testing equipment	3,927	3,250
Leasehold improvement	2,418	2,194
Manufacturing machinery and equipment	19,418	16,305
Computer equipment and software	689	347
Furniture and fixtures	134	143
Land	550	—

Total property, plant and equipment	173,988	36,843
Less: accumulated depreciation	(4,065)	(1,963)

Net property, plant and equipment	$169,923	$34,880

Depreciation expense was approximately $2.1 million, and $1.5 million, and $496,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Construction in progress as of December 31, 2011 and December 31, 2010 includes capitalized interest of $2.6 million and $118,000, respectively.

Gross construction in progress at December 31, 2011 was $179.6 million, offset by $32.2 million attributable to the non-interest bearing component of the Mississippi Development Authority Loan (see Note 6 — Long Term Debt) and $0.55 million for the land contributed by Lowndes County, Mississippi and Lowndes County Port Authority. Construction in progress as of December 31, 2010 and 2011 primarily relates to the engineering, design, and development of the Company’s initial-scale commercial production facility in Columbus, Mississippi. Depreciation of construction in progress costs begins as soon as the facility is placed into service.

Land – In April 2011, KiOR Columbus entered into an agreement with Lowndes County, Mississippi, the Lowndes County Port Authority, and the City of Columbus. Among the terms of the agreement was that Lowndes County, Mississippi and Lowndes County Port Authority would convey to KiOR Columbus approximately 30 acres for its production facility contingent upon KiOR Columbus investing over $100 million in the production facility no later than December 31, 2011. KiOR Columbus exceeded the $100 million commitment prior to December 31, 2011 and in December 2011, Lowndes County, Mississippi and Lowndes County Port Authority conveyed the land to KiOR Columbus.

The Company estimated the fair value of the land to be $550,000 based on the price it would have paid to Lowndes County, Mississippi and the Lowndes County Port Authority in a sale had KiOR Columbus and the Company not met the $100 million commitment. The Company recorded the land as a fixed asset and a reduction of the capitalized cost of the production facility for which the Company was conveyed land to construct upon.

5.	Intangible Assets

Intangible assets consist of the following:

	December 31,
	2011	2010
	(Amounts in thousands)
Intangible Assets:
Purchased biomass conversion technology	$2,599	$2,599
Accumulated amortization	(708)	(535)

Purchased biomass conversion technology, net	1,891	2,064
Technology licenses	400	400
Accumulated amortization	(58)	(38)

Technology licenses, net	342	362

Intangible assets, net	$2,233	$2,426

Intangible asset amortization expense was approximately $193,000, $193,000, and $192,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization expense relating to these intangibles for the next five years is summarized below (amounts in thousands):

2012	$193
2013	193
2014	193
2015	193
2016	193
Thereafter	1,268

$2,233

6.	Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2011	2010
	(Amounts in thousands)
Long-Term Debt:
Equipment loans	$3,293	$3,710
Business loan	6,369	6,327
Mississippi Development Authority Loan	75,000	—
Less: unamortized debt discounts	(31,852)	(520)

Long-term debt, net of discount	52,810	9,517
Less: current portion	(5,506)	(4,480)

Long-term debt, less current portion, net of discount	$47,304	$5,037

The following are maturities of long-term debt for each of the next five years (amounts in thousands):

2012	$5,506
2013	8,185
2014	5,652
2015	3,750
2016	3,750
Thereafter	58,125

$84,968

In connection with Equipment Loan #1 and the Business Loan, the Company agreed to pay the lenders an end of term charge equal to the sum of $415,000 and $725,000, respectively. The Company is amortizing the end of charge term to interest expense over the life of the loans. As of December 31, 2011, for Equipment Loan #1 and the Business Loan, the Company had amortized and accrued approximately $357,000 and $477,000, respectively, which is included in the principal balance of the loans.

Mississippi Development Authority Loan

In March 2011, KiOR Columbus entered into a loan agreement with the Mississippi Development Authority, or MDA, pursuant to which the MDA has agreed to make disbursements to KiOR Columbus from time to time, in a principal amount not to exceed $75 million, to reimburse costs incurred by KiOR Columbus to purchase land, construct buildings and to purchase and install equipment for use in the manufacturing of the Company’s cellulosic transportation fuels from Mississippi-grown biomass. Principal payments on the loan are due semiannually on June 30 and December 31 of each year, commencing on the earlier of (a) December 31, 2012 or (b) the next scheduled payment date that is at least six months after the Company commences commercial production of cellulosic gasoline and diesel from Mississippi-grown biomass at its initial-scale commercial production facility for sale to customers in the ordinary course of business. On each such payment date, the Company is required to pay an amount equal to the lesser of an amount sufficient to repay the total loan within (a) a period of time determined by the weighted-average life of the equipment being purchased with the proceeds thereof or (b) 20 years. In addition, the Company is required to pay the entire outstanding principal amount of the loan, together with all other applicable costs, charges and expenses no later than the date 20 years from the date of its first payment on the loan. The loan is non-interest bearing.

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

As of December 31, 2011, the Company had received all $75.0 million under the Mississippi Development Authority loan to reimburse the Company for expenses incurred on the construction of its initial-scale commercial production facility located in Columbus, Mississippi.

The non-interest bearing component of the Mississippi Development Authority Loan was intended to incentivize the Company to design, construct and operate its initial-scale commercial production facility in Mississippi. The Company imputed interest on the Mississippi Development Authority Loan and determined the loan discount to be the difference between the face value of the loan and the discounted present value of the loan using an estimated market rate of 5.5%, with such rate based on interest bearing loans of a similar nature and terms. Of the $75.0 million in loan proceeds received, the Company estimated approximately $32.2 million was attributable to the non-interesting bearing component of the loan. Consequently, the Company recorded a discount on the Mississippi Development Authority Loan of $32.2 million and a reduction of the capitalized cost of the related assets for which the Company was reimbursed in the same amount. The loan discount is recognized as interest expense, subject to interest capitalization during the construction phase, using the effective interest method. As of December 31, 2011, $886,000 of the loan discount had been recognized as interest expense and subsequently capitalized.

Equipment Loans

Equipment Loan #1 — On December 30, 2008, the Company entered into its first equipment loan agreement with Lighthouse Capital Partners VI, L.P. The loan agreement provides for advances at $100,000 minimum increments up to $5.0 million in the aggregate for purchases of equipment. All advances must have been funded no later than September 30, 2009. Each advance represents a separate loan tranche that is payable monthly over a three-year period from the date of issuance of the advance at an annual interest rate of 7.5%. In addition, at loan maturity, the Company is required to make a payment equal to 7.5% of the total principal on the loan, which is amortized over the life of the loan and included in interest expense on the Consolidated Statements of Operations. The loans were originally to mature at dates from March 2012 to October 2012, which dates were extended to January 2014 by the amendment described below.

During 2009, the Company borrowed all $5.0 million available under the loan. The loan tranches are collateralized by certain of the Company’s production pilot unit, lab equipment and office equipment valued at approximately $5.0 million.

Equipment Loan #2 — On March 25, 2010, the Company entered into a second equipment loan agreement with Silicon Valley Bank with total availability of $1.0 million, limited to two advances of at least $500,000 each. The full amount of the availability under the loan agreement was drawn down in a single advance of $1 million. The loan is payable monthly over a three-year period at an annual interest rate of 10%. The loan is collateralized by the equipment purchased with the advances at a cost of approximately $1.3 million. As of December 31, 2011, borrowings of approximately $520,000 were outstanding.

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

Amendments of Equipment and Business Loans

In February 2011 and April 2011, the Company amended Equipment Loan #1 and its Business Loan to waive certain covenant restrictions to allow the Company to enter into the Mississippi Development Authority loan described above. In addition, the amendments provided for a deferral of principal payment for one year, included prepayment penalties and extended the maturities of the loans to February 2014. All other terms were unchanged. Interest during the principal deferral period is paid at 1% to 2.5% over the original stated interest rate and reverts to the original interest rate upon expiration of the deferral period. In connection with the amendments, the Company paid aggregate fees of $60,000 upon execution of the amendments and agreed to pay $240,000 upon maturity. In addition, the Company agreed to issue warrants to purchase $300,000 of securities issued in a next-round equity financing, if such equity financing of at least $35 million was completed prior to May 15, 2011. If such financing was not completed prior to May 15, 2011, the Company agreed to issue warrants to purchase 61,200 shares of Series B Preferred Stock at an exercise price of $4.902 per share. The Series C convertible preferred stock issued in April 2011 in the aggregate amount of $55.0 million met the next-round equity financing requirement and, as a result, warrants to purchase 61,200 shares of Series C convertible preferred stock at an exercise price of $4.902 per share were issued in connection with the equipment and business loan amendments. The Company recorded a liability of $300,000 in connection with the warrants that were required to be issued. The warrants to purchase shares of Series C convertible preferred stock automatically converted into warrants to purchase 25,000 shares of Class A common stock upon the close of the Company’s initial public offering on June 29, 2011 using a conversion price of 80% of the IPO price (see Note 12 — Derivative Liabilities–Convertible Preferred Stock Warrant Liabilities) and the warrant liability was reclassified to additional paid-in capital. As of December 31, 2011, borrowings of approximately $2.4 million on Equipment Loan #1 and $5.9 million on the Business Loan were outstanding.

Convertible Promissory Note to Stockholder

On August 5, 2009, the Company entered into a non-interest bearing convertible promissory note agreement for $15.0 million (the “Note”), which included a beneficial conversion feature, with one of its stockholders, Khosla Ventures. The Note was a general unsecured obligation of the Company and was payable in full on August 4, 2011. Principal payments were not required prior to the maturity date. The Note was convertible into shares of the Company’s convertible preferred stock upon the occurrence of certain events. Under the terms of the Note, if on or before the maturity date of the Note, the Company consummated a sale, or series of related sales, of our convertible preferred stock, pursuant to which the Company received gross proceeds of at least $10.0 million, excluding any amounts as a result of conversion of the Note (a “Qualified Financing”), then simultaneously with the Qualified Financing, the principal balance then outstanding under the Note would convert into the same class and series of convertible preferred stock sold in the Qualified Financing at a conversion price per share equal to 60% of the price per share paid by the investors in the Qualified Financing. On April 16, 2010, the Company issued its Series B convertible preferred stock and the Note was converted into 5.2 million shares of Series B convertible preferred stock (see Note 11 — Convertible Preferred Stock).

In accordance with FASB ASC 470-20, Debt with Conversion and Other Options, the Company recorded a $10.0 million expense to beneficial conversion feature expense on the Consolidated Statement of Operations connected with the conversion of the Note into Series B convertible preferred stock. The $10.0 million reflects the value assigned to the beneficial conversion feature. The value of the beneficial conversion feature was not readily determinable upon issuance of the Note because the conversion feature was contingent upon the occurrence of a Qualified Financing transaction. Neither the timing nor value of such transaction could be estimated at the time the Note was issued. Therefore, the Company recorded the entire amount of the beneficial conversion feature to the Consolidated Statements of Operations at the time the conversion occurred and value for the beneficial conversion feature could be determined.

AIMCo/Khosla Term Loan

See Note 15 – Subsequent Events for a description of the Company’s January 2012 $75 million term loan.

Interest expense

For the years ended December 31, 2011, 2010 and 2009, interest expense incurred was $2.5 million, $1.9 million, and $0.2 million, respectively.

7.	Income Taxes

Loss before income taxes was comprised of the following:

	Years Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
United States	$(64,055)	$(45,908)	$(14,235)
Foreign	—	(16)	207

	$(64,055)	$(45,924)	$(14,028)

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The amounts of income tax provision consisted of the following:

	Years Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
United States — current and deferred	$—	$—	$—
Foreign — current and deferred	—	3	31

	$—	$3	$31

Deferred income tax provisions result from temporary differences in the recognition of expenses for financial reporting purposes and for tax reporting purposes. The effects of these differences are presented as deferred income tax assets and liabilities as follows:

	December 31,
	2011	2010
	(Amounts in thousands)
Federal net operating loss carryforward	$28,502	$18,055
Section 195 capitalization — start-up expenditures	11,851	3,682
Other	4,331	834

Gross deferred tax assets	44,684	22,571

Basis difference related to property and equipment	(4,110)	(3,565)
Unremitted earnings of foreign subsidiary	—	(36)

Gross deferred tax liabilities	(4,110)	(3,601)

Net deferred tax assets	40,574	18,970
Valuation allowance	(40,574)	(18,970)

	$—	$—

At December 31, 2011 and 2010, the Company had a federal income tax net operating loss carryforward balance of $28.5 million and $18.1 million, respectively. If unused, the net operating loss carryforwards begin expiring in 2028. The Company has a full valuation allowance for its net deferred tax assets because the Company has incurred losses since inception. Certain changes in the ownership of the Company could result in limitations on the Company’s ability to utilize the federal net operating loss carryforwards. The Company incurred a net windfall during 2011 as a result of the difference between the book and tax deductions for restricted stock. Since the Company is in a taxable loss position for 2011 and cannot carry back the NOL to generate a cash tax refund, the benefit of the excess tax deduction has not been recorded to additional paid-in capital in the financial statements. In addition, a deferred tax asset for the net operating loss created by the windfall has not been recorded. The estimated gross suspended NOL at the end of 2011 is $0.4 million.

The following table summarizes the differences between income tax expense based on the Company’s effective tax rate and the federal statutory income tax rate of 35%:

	Years Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
Income tax benefit at statutory rate	$(22,419)	$(16,091)	$(4,910)
Increase (decrease) in taxes resulting from:
Permanent differences	569	3,451	(36)
Foreign taxes	—	—	—
Valuation allowance on tax assets	21,850	12,643	4,977

Income tax expense	$—	$3	$31

The Company’s tax years 2007 to present remain open for federal examination.

8.	Commitments and Contingencies

Litigation

From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of business. The Company is not a party to any material litigation or proceedings and is not aware of any material litigation or proceedings, pending or threatened against it.

Leases

Operating leases are primarily for rental of land, modular office, lab buildings, lab instrumentation, and office and logistic equipment. All leases expire between 2012 and 2016. The Company recognizes rent expense on a straight-line basis over the noncancelable lease term. Rental expense for operating leases was approximately $981,000 and $719,000 for the years ended December 31, 2011 and 2010, respectively.

In 2011, the Company amended and restated its operating lease agreement for the land used for headquarters in Pasadena, Texas. The term of the lease is for 5 years ending on August 31, 2016, with annual rent of $275,000. The Company has the right to renew the agreement for 3 additional 5 year terms. Annual rent is subject to increase for inflation.

For the next five years, the scheduled minimum rental commitments under non-cancelable operating leases at December 31, 2011, consist of the following (amounts in thousands):

2012	$586
2013	514
2014	345
2015	275
2016	183

$1,903

New Equipment Purchases

The Company has several contracts in place for the purchase of various manufacturing equipment related to the construction of its initial-scale commercial production facility in Columbus, Mississippi. These contracts are non-cancelable and payments are due at various intervals based on the progress of the assembly of the equipment. Payments aggregating to $49.2 million are due at various times with the final payments due at time of mechanical completion, which is estimated to be in the first half of 2012.

Commitments under the Mississippi Development Authority Loan

Under the Mississippi Development Authority Loan agreement, KiOR Columbus committed to make specified investments within Mississippi by December 31, 2015, including an aggregate $500.0 million investment in property, plant and equipment located in Mississippi and expenditures for wages and direct local purchases totaling $85.0 million. The Company is a parent guarantor for the payment of the outstanding balance under the loan. As of December 31, 2011, KiOR Columbus had $75.0 million in outstanding borrowings under the loan which are guaranteed by the Company.

9.	Related-Party Transactions

In 2007, KiOR B.V. (in liquidation) and BIOeCON, one of KiOR B.V.’s original investors, entered into a services agreement that required BIOeCON to provide certain general and administrative support, including patent research and facilities-related services, to KiOR B.V. The agreement was terminated in October 2009. The Company incurred general and administrative expenses amounting to $331,000 and $143,000 for the years ended December 31, 2009 and 2008, respectively, for such services. No outstanding payments were due to BIOeCON under this agreement as of December 31, 2011 or 2010.

In August 2009, the Company entered into a non-interest bearing loan agreement with Khosla Ventures in the amount of $15.0 million (see Note 6 - Long-Term Debt–and Convertible Promissory Note to Stockholder), which loan was subsequently converted into convertible preferred stock in 2010.

See Note 15 – Subsequent Events for a description of the Company’s January 2012 $75 million term loan.

10.	Stockholders’ Equity

Classes of Common Stock

Common stock was renamed “Class B common stock” upon the completion of the Company’s initial public offering. Each share of Series A and Series A-1 convertible preferred stock was converted into Class B common stock and each share of Series B and C convertible preferred stock was converted into Class A common stock.

The holders of Class A common stock are entitled to one vote for each share of Class A common stock held. Class A common stockholders are entitled to receive dividends on an equal basis with the holders of Class B common stockholders. In no event may the Company authorize or issue dividends or other distributions on shares of Class B common stock payable in shares of Class B common stock without authorizing and issuing a corresponding and proportionate dividend or other distribution on shares of Class A common stock payable in shares of Class A common stock. Each holder of shares of Class B common stock is entitled to the number of votes equal to the whole number of shares of Class A Common Stock into which such shares of Class B common stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter times ten. Each share of Class B common stock is convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into one fully paid and nonassessable share of Class A common stock. Each share of Class B common stock will automatically, without any further action, convert into one fully paid and nonassessable share of Class A common stock upon a transfer of such share, subject to certain exceptions.

Common Stock Warrants

As of December 31, 2010, the Company had warrants outstanding to purchase 157,424 shares of its Class A common stock at an exercise price of $0.09 per share. Upon the closing of the initial public offering on June 29, 2011, warrants to purchase 309,398 shares of Series B convertible preferred stock automatically converted into warrants to purchase an equivalent number of Class A common shares, and warrants to purchase 61,200 shares of Series C convertible preferred stock automatically converted into warrants to purchase 25,000 shares of Class A common shares using a conversion price of 80% of the IPO price. During 2011, (1) warrants to purchase 130,000 shares were exercised at $0.09 per share for net proceeds received by the Company of $11,700, (2) warrants to purchase 27,424 shares were exercised for 27,259 shares, net, and (3) warrants to purchase 78,540 shares were exercised for 65,943 shares, net, of Class A common shares, leaving the Company with warrants outstanding to purchase 255,858 shares of its Class A common shares at exercise prices of $2.941 or $4.902 per share

Upon the closing of the initial public offering on June 29, 2011, warrants to purchase 411,312 shares of Series A-1 convertible preferred stock automatically converted into warrants to purchase an equivalent number of Class B common shares at an exercise price of $0.487. As of December 31, 2011, all 411,312 warrants to purchase Class B common stock remained outstanding.

The Company performed a final mark-to-market adjustment on the convertible preferred stock warrant liability on June 29, 2011, the date the initial public offering closed and the warrant liabilities became warrants to purchase equity instruments. The related convertible preferred stock warrant liability of $10.4 million, of which $9.7 million related to warrants issued in connection with equipment and business loans and $0.7 million related to warrants issued in connection with amendments to equipment and business loans, at June 29, 2011 was reclassified to additional paid-in capital. See Note 12 – Derivative Liabilities (Convertible Preferred Stock Warrants).

See Note 15 – Subsequent Events for more information on warrants issued in connection with the Company’s January 2012 $75 million term loan.

11.	Convertible Preferred Stock

Issuance of Series C Convertible Preferred Stock and Subsequent Conversion

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

At the date of issuance, the proceeds received for the Series C convertible preferred stock were less than the fair value of the Class A common stock that was issuable upon conversion at the effective conversion price of $4.902 per share, with such fair value as determined by management and the Board of Directors. As a result, the Series C convertible preferred stock contained a beneficial conversion feature which was required to be recognized as a reduction in net income attributable to common stockholders ratable over the conversion period. The conversion period was the period from the date of issuance until the earlier of the conversion of the Series C convertible preferred shares into Class A common shares or October 31, 2011. Upon completion of the Company’s initial public offering, the Series C convertible preferred stock was automatically converted to Class A common stock at 80% of the IPO price, or $12.00 per share. During the period from April 21, 2011 to June 29, 2011, the Company recognized a deemed dividend related to the beneficial conversion feature of Series C convertible preferred stock of $19.7 million. Since the adjusted conversion price of 80% of the IPO price resulted in the Series C convertible preferred stock being converted into Class A common stock with a fair value that was less than the proceeds received for the Series C convertible preferred stock, no additional deemed dividend related to the beneficial conversion feature of Series C convertible preferred stock was required to be recognized.

Issuance of Series A, Series A-1 and Series B Convertible Preferred Stock and Subsequent Conversion

During 2007 and 2008, the Company authorized 45.6 million shares of convertible preferred stock, of which 24.0 million shares were designated as Series A convertible preferred stock and 21.6 million shares were designated as Series A-1 convertible preferred stock. At incorporation in 2007, 14.4 million shares of Series A convertible preferred stock were issued under an agreement with Khosla Ventures for total consideration of $2.6 million. On June 17, 2008, the Company issued 9.6 million shares of Series A convertible preferred stock and 20.6 million shares of Series A-1 convertible preferred stock to Khosla Ventures for $1.8 million and $10.0 million, respectively. An additional 4.0 million shares of Series A-1 convertible preferred stock were authorized on December 31, 2009.

During 2010, the Company authorized 24.6 million shares of Series B convertible preferred stock. On April 16, 2010, 5.2 million of these shares were issued for total consideration of $25.0 million. An additional 5.2 million shares were issued to Khosla Ventures upon the conversion of the $15.0 million convertible promissory note. While no additional consideration was received from Khosla Ventures, the Company was required to record a $10.0 million charge to beneficial conversion feature expense on the Consolidated Statements of Operations, with regards to the Note, with an offset to additional paid in capital, to properly reflect the $25.0 million in total value of Series B convertible preferred stock issued to Khosla Ventures (See Note 6 – Long-Term Debt).

On May 3, 2010, an additional 5.0 million shares of the Series B convertible preferred shares were issued for total consideration of $25.0 million. On July 19, 2010, 9.2 million additional shares of Series B convertible preferred stock were issued for total consideration of $45.0 million.

Upon the completion of the Company’s initial public offering, all convertible preferred shares were converted into common stock; accordingly, at December 31, 2011 there was not any preferred stock issued or outstanding. A summary of convertible preferred stock issued and outstanding at December 31, 2010 is as follows (amounts in thousands, except per share data):

	December 31, 2010
	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference per Share	Liquidation Amount	Carrying Value
Series A	24,000	24,000	$0.183	$4,380	$4,360
Series A-1	25,600	20,572	$0.487	10,008	10,024
Series B	24,500	24,480	$4.902	120,001	120,000

Total	74,100	69,052		$134,389	$134,384

The convertible preferred stock was recorded at fair value on the dates of issuance, net of issuance costs. The convertible preferred stock was classified outside of stockholders’ equity because the shares contained liquidation features that were not solely within the control of the Company.

12.	Derivative Liabilities (Convertible Preferred Stock Warrants)

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

Warrants Issued in Connection with Business Loan

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

Convertible Preferred Stock Warrant Liability

Outstanding warrants to purchase shares of the Company’s convertible preferred stock were freestanding warrants that were subject to redemption and were therefore classified as liabilities on the Consolidated Balance Sheets at fair value. The initial liability recorded was adjusted for changes in fair value at each reporting date with an offsetting entry recorded as a component of other income (expense) in the Consolidated Statements of Operations. Upon conversion of the underlying convertible preferred stock, the warrants automatically converted into warrants to purchase the number of shares of Class A or Class B common stock into which the underlying preferred stock was convertible using the same exercise provisions, exercise prices and expiration dates as the warrants to purchase convertible preferred stock. Also, upon conversion, the warrants ceased to be subject to redemption and were reclassified to additional paid-in capital in stockholders’ deficit on the Condensed Consolidated Balance Sheets. The Company estimated the fair value of its convertible preferred stock warrants using the Black-Scholes option-pricing model.

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

Convertible preferred stock warrant liability consisted of the following (see Note 10 — Stockholders’ Equity) (amounts in thousands, except per share data):

	Exercise Price per Share	Shares as of December 31,		Fair Value as of December 31,
Underlying Stock		2011	2010	2011	2010
	(Amounts in thousands, except per share data)
Series A-1 convertible preferred stock	$0.487	—	412	$—	$1,975
Series B convertible preferred stock	$4.902	—	30	—	109
Series B convertible preferred stock	$2.941	—	278	—	1,101

Total		—	720	$—	$3,185

Before the Company’s initial public offering on June 29, 2011, the change in convertible preferred stock warrant liability was classified in “Loss from change in fair value of warrant liability” on the consolidated statement of operations. After the IPO the convertible preferred stock warrant liability was reclassified to additional paid-in-capital. The Company recorded a loss of $6.9 million and $2.4 million for the years ended December 31, 2011 and 2010, respectively.

13.	Employee Benefit Plan

The Company has a 401(k) plan covering all of its U.S. employees. Effective May 1, 2010, the Company began matching 100% of the first 3% of individual employee contributions and 50% of the next 2% of individual employee contributions. New employees can immediately join the plan and participants immediately vest in employer matching contributions. Employer matching contributions under the plan totaled $436,000, $158,000, and $0 for the years ended December 31, 2011, 2010, and 2009, respectively.

14.	Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense related to options and restricted stock granted was allocated to research and development expense and sales, general and administrative expense as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Research and development	$769	$228	$251
Sales, general and administrative	5,385	702	80

Total stock-based compensation expense	$6,154	$930	$331

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

Amended and Restated 2007 Stock Option/Stock Issuance Plan

The Company established the 2007 Stock Option/Stock Issuance Plan (the “2007 Plan”) as a method to grant stock options, common stock and Class A common stock as an incentive to employees and nonemployees. The 2007 Plan, as originally approved, provided for a maximum of 10.2 million common shares to be granted to eligible employees, consultants and directors. On April 16, 2010, the 2007 Plan was amended such that the maximum number of common shares to be granted to eligible employees, consultants and directors was increased to 22.0 million. Options granted under the 2007 Plan are granted at an exercise price that approximates the fair market value of the stock at the time the option is granted. The stock options expire on the tenth anniversary of the date of grant. A portion of the stock options became exercisable upon issuance and the remaining stock options vested ratably over a five-year period. Shares of common stock or Class A common stock issued under the 2007 Plan were granted at the discretion of the 2007 Plan administrator and were either granted through the immediate purchase of such shares or as a bonus for services rendered to the Company. Options to purchase approximately 7.3 million shares of Class A common stock and options to purchase approximately 6.3 million shares of Class B common stock were outstanding as of December 31, 2011 under the 2007 Plan. Options to purchase approximately 9.8 million shares of Class B common stock and options to purchase approximately 5.6 million shares of Class A common stock were outstanding as of December 31, 2010. The company issued restricted stock in June 2011 under the 2007 Plan. Approximately 889,500 unvested restricted shares were outstanding at December 31, 2011 under the 2007 Plan. The shares are issuable to employees, directors and consultants upon having satisfied the necessary service conditions to earn the rights to the shares. The restricted shares have graded vesting in the range of four to five years. The fair value of all option grants is estimated using the Black-Scholes model.

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

Stock option activity for the Company under the 2007 Plan was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2010	15,408	$0.74
Options Granted	3,200	5.12
Exercised	(1,633)	0.21
Forfeited	(3,409)	2.24

Outstanding at December 31, 2011	13,566	$1.50	7.8	$119,724

Exercisable	6,054	$0.76	7.9	$57,008

The weighted-average grant-date fair value of options granted during the years ended December 31, 2011, 2010, and 2009 was $7.13, $0.80, and $0.084, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009 was, $4.3 million, $0.5 million, and $0, respectively. There remains $15.7 million in unrecognized stock-based compensation cost that is expected to be recognized over a weighted-average period of 3.0 years.

The weighted average assumptions used to value stock option grants under the 2007 Plan for the years ended December 31, 2011, 2010, and 2009 are as follows:

	Years Ended December 31,
	2011	2010	2009
Expected volatility	83.15%	107.97%	109.09%
Risk-free interest rate	2.12%	0.57%	1.00%
Dividend yield	—%	—%	—%
Expected term (in years)	5.70	1.50	3.15

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

Restricted stock activity for the Company under the 2007 Plan was as follows:

	Number of Shares (In thousands)	Weighted- Average Grant-Date Fair Value
Nonvested—December 31, 2010	—	$—
Granted	1,623	15.00
Vested	(26)	15.00
Forfeited	(708)	15.00

Nonvested—December 31, 2011	889	$15.00

As of December 31, 2011, there was $13.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 4.1 years.

Common Stock Subject to Repurchase — In accordance with the stock option agreements between the Company and the holders of options to purchase shares of its common stock, option holders may exercise their options prior to vesting. The Company has the right to repurchase, at the lower of the original purchase price or the then current fair market value, any unvested (but issued) common shares upon termination of service of the option holder. The consideration received for an exercise of an unvested option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares and liability are reclassified into equity on a ratable basis as the award vests. As of December 31, 2011 and 2010, there were no shares outstanding subject to repurchase by the Company.

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

Stock option activity for the Company under the 2011 Plan was as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Shares	Exercise Price	Remaining Life (Years)	Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2010	—	$—
Options Granted	222	14.74
Exercised	—	—
Forfeited	(8)	14.01

Outstanding at December 31, 2011	214	$14.76	9.7	$—

The weighted-average grant-date fair value of options granted under the 2011 Plan during the year ended December 31, 2011 was $10.30. There is a remaining $2.2 million in unrecognized stock-based compensation cost that is expected to be recognized over a weighted-average period of 4.6 years. The fair value of the options granted under the 2011 Plan was calculated using the following assumptions: (1) expected volatility of 80.5%, (2) risk-free interest rate of 1.16%, (3) dividend yield of 0%, and (4) expected term of 6.3 years.

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

Restricted stock activity for the Company under the 2011 Plan was as follows:

	Number of Shares (In thousands)	Weighted- Average Grant-Date Fair Value
Nonvested—December 31, 2010	—	$—
Granted	249	13.77
Vested	—	—
Canceled or forfeited	—	—

Nonvested—December 31, 2011	249	$13.77

As of December 31, 2011, there was $3.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2011 Plan. That cost is expected to be recognized over a weighted-average period of 4.5 years.

15.	Subsequent Events

On January 26, 2012, KiOR, Inc., along with its wholly-owned subsidiary KiOR Columbus LLC, entered into a Loan and Security Agreement with each of 1538731 Alberta Ltd. as an agent and lender, 1538716 Alberta Ltd., (collectively, the “Alberta Lenders”), and KFT Trust, Vinod Khosla, Trustee. Pursuant to the Loan and Security Agreement, the Alberta entities have made a term loan to the Company in the principal amount of $50,000,000 and Khosla has made a term loan to the Company in the principal amount $25,000,000, for a total of $75,000,000 in principal amount (the “Loan Advance”). A portion of the Loan Advance will be used to repay approximately $6,724,000 of existing outstanding indebtedness of the Company. The Loan Advance bears interest from the funding date at 16.00% per annum. The Company has agreed to pay interest on the Loan Advance in arrears on the first day of each month, beginning March 1, 2012. The Company may elect payment of paid-in-kind interest, instead of cash interest, during the first twelve months during which the Loan Advance is outstanding. The Loan Advance is payable in 30 equal monthly installments of principal and interest starting on August 1, 2013 and continuing on the first day of each month thereafter until the entire Loan Advance has been paid in full. The stated maturity date of the Loan Advance is February 1, 2016.

SUPPLEMENTARY FINANCIAL DATA

Selected Quarterly Financial Data (Unaudited)

The following table presents selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended December 31, 2011. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented. Net loss per share—basic and diluted, for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.

	Quarter
	First	Second		Third	Fourth
	(In Thousands, except share and per share amounts)
Year Ended December 31, 2011
Loss from operations	$(11,983)	$(15,447)		$(14,772)	$(14,945)
Net loss attributable to common stockholders	$(13,393)	$(40,620	)(1)	$(14,770)	$(14,941)
Net loss per share—basic and diluted	$(0.16)	$(0.43)		$(0.15)	$(0.15)
Shares used in calculation—basic and diluted	16,329,653	19,208,264		101,724,248	102,071,843
Year Ended December 31, 2010
Loss from operations	$(5,886)	$(6,768)		$(9,746)	$(9,381)
Net loss attributable to common stockholders	$(6,245)	$(19,396)		$(10,617)	$(9,669)
Net loss per share—basic and diluted	$(0.11)	$(0.27)		$(0.13)	$(0.11)
Shares used in calculation—basic and diluted	14,774,352	15,580,320		15,580,320	15,582,929

(1)	During the three months ended June 30, 2011, the Company recorded a deemed dividend related to the beneficial conversion feature of the Series C convertible preferred stock of $19.7 million, which converted into Class A common stock at the time of the IPO.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. At December 31, 2012, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm will be required to provide an attestation on the effectiveness of our internal controls over financial reporting. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for our independent registered public accounting firm to provide its attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

(c) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information with respect to our executive officers is set forth in Item 4 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Item 11. EXECUTIVE COMPENSATION

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to our definitive proxy statement for our 2012 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2011.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

(a) The following documents are filed as part of this report on Form 10-K:

(1)	Financial Statements. Reference is made to the Index to the registrant’s the Financial Statements under Item 8 in Part II of this Form 10-K.

(2)	Financial Statement Schedules. All financial statement schedules have been omitted because they are not applicable or are not required, or because the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(3)	Exhibits. The exhibits listed on the accompanying index to exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this report on Form 10-K.

(b) Exhibits

The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of KiOR, Inc.	S-8	333-175220	4.1	June 29, 2011

3.2	Amended and Restated Bylaws of KiOR, Inc.	S-8	333-175220	4.2	June 29, 2011

4.1	Specimen Stock Certificate representing Class A common stock.	S-1	333-173440	4.1	June 10, 2011

4.2	Amended and Restated Investors’ Rights Agreement dated April 21, 2011, among the Registrant and the Registrant’s securityholders listed therein.	S-1	333-173440	4.2	May 18, 2011

4.3	Preferred Stock Purchase Warrant issued December 30, 2008 by KiOR, Inc. to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.4	April 11, 2011

4.4	Preferred Stock Purchase Warrant issued January 27, 2010 by KiOR, Inc. to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.5	April 11, 2011

4.5	Preferred Stock Purchase Warrant issued January 27, 2010 by KiOR, Inc. to Leader Equity LLC.	S-1	333-173440	4.6	April 11, 2011

4.6	Warrant to Purchase Stock issued March 17, 2010, by KiOR, Inc. to Silicon Valley Bank.	S-1	333-173440	4.7	April 11, 2011

4.7	Form of Class A Common Stock Purchase Warrant issued July 28, 2010.	S-1	333-173440	4.7	May 18, 2011

4.8	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of January 26, 2012 issued by the Company to 1538731 Alberta Ltd.	8-K	001-35213	10.2	January 27, 2012

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

4.9	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of January 26, 2012 issued by the Company to 1538716 Alberta Ltd.	8-K	001-35213	10.3	January 27, 2012

4.10	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of January 26, 2012 issued by the Company to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	10.4	January 27, 2012

4.11	Loan and Security Agreement No. 1451, dated as of December 30, 2008, between KiOR, Inc. and Lighthouse Capital Partners VI, L.P. ( “Loan 1451”).	S-1	333-173440	4.8	June 1, 2011

4.12	Amendment No. 1, dated as of February 28, 2011, to Loan 1451.	S-1	333-173440	4.9	May 18, 2011

4.13	Amendment No. 2, dated as of April 12, 2011, to Loan 1451.	S-1	333-173440	4.10	May 18, 2011

4.14	Loan and Security Agreement No. 1452, dated as of January 27, 2010, between KiOR, Inc. and Lighthouse Capital Partners VI, L.P., as Agent ( “Loan 1452”).	S-1	333-173440	4.11	June 1, 2011

4.15	Amendment No. 1, dated as of June 30, 2010, to Loan 1452.	S-1	333-173440	4.12	May 18, 2011

4.16	Amendment No. 2, dated as of February 28, 2011, to Loan 1452.	S-1	333-173440	4.13	June 1, 2011

4.17	Amendment No. 3, dated as of April 12, 2011, to Loan 1452.	S-1	333-173440	4.14	May 18, 2011

4.18	Preferred Stock Purchase Warrant issued June 6, 2011 to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.15	June 10, 2011

4.19	Preferred Stock Purchase Warrant issued June 6, 2011 to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.16	June 10, 2011

4.20	Preferred Stock Purchase Warrant issued June 6, 2011 to Leader Lending, LLC.	S-1	333-173440	4.17	June 10, 2011

10.1	Loan Agreement, dated as of March 17, 2011, between KiOR Columbus LLC and the Mississippi Development Authority.	S-1	333-173440	10.1	April 11, 2011

10.2	Purchase Money Security Agreement dated March 17, 2011, between KiOR Columbus LLC and the Mississippi Development Authority.	S-1	333-173440	10.2	April 11, 2011

10.3	Loan and Security Agreement dated as of January 26, 2012 among the Company, KiOR Columbus LLC, 1538731 Alberta Ltd., 1538716 Alberta Ltd. and KFT Trust, Vinod Khosla, Trustee.	8-K	001-35213	10.1	January 27, 2012

10.4†	Amended and Restated 2007 Stock Option/Stock Issuance Plan.	S-1	333-173440	10.3	April 11, 2011

10.5†	Form of Option Award Agreement under the Amended and Restated 2007 Stock Option/Stock Issuance Plan.	S-1	333-173440	10.4	April 11, 2011

10.6†	Form of Stock Award Agreement under the Amended and Restated 2007 Stock Option/Stock Issuance Plan.	S-1	333-173440	10.5	April 11, 2011

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.7†	Form of 409A Option Award Agreement under the Amended and Restated 2007 Stock Option/Stock Issuance Plan.	S-1	333-173440	10.6	June 1, 2011

10.8†	2011 Long-Term Incentive Plan.	10-Q	001-35213	10.2	August 15, 2011

10.9†	Form of Incentive Option Award Agreement under the 2011 Long-Term Incentive Plan.					X

10.10†	Form of Restricted Stock Award Agreement under the 2011 Long-Term Incentive Plan.					X

10.11†	Form of Non-Qualified Option Award Agreement under the 2011 Long-Term Incentive Plan.					X

10.12†	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan.					X

10.13†	Form of Indemnification Agreement.	S-1	333-173440	10.8	May 18, 2011

10.14	Memorandum of Understanding, dated as of April 14, 2011, among KiOR, Inc., KiOR Columbus, LLC, Lowndes County, Mississippi, the Lowndes County Port Authority and the City of Columbus, Mississippi.	S-1	333-173440	10.9	May 18, 2011

10.15	Hydrogen On-Site Supply Agreement, dated as of December 10, 2010, by and between Matheson Tri-Gas, Inc. and KiOR, Inc.	S-1	333-173440	10.10	May 18, 2011

10.16*	Feedstock Supply Agreement, dated as of May 27, 2011, between Catchlight Energy LLC and KiOR Columbus LLC.	S-1	333-173440	10.11	June 10, 2011

10.17†	Form of Performance and Retention Agreement.	8-K	001-35213	10.1	March 15, 2012

21.1	Subsidiaries.					X

23.1	Consent of PricewaterhouseCoopers LLP.					X

23.2	Consent of TIAX LLC.					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Fred Cannon (Principal Executive Officer).					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of John Karnes (Principal Financial Officer).					X

32.1	Section 1350 Certification of Fred Cannon (Principal Executive Officer) and John Karnes (Principal Financial Officer).					X

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.]

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
**	Submitted electronically herewith.
†	Management contracts or compensatory plans or arrangements.

Agreements with respect to certain of the Registrant’s long-term debt are not filed as Exhibits hereto inasmuch as the debt authorized under any such agreement does not exceed 10% of the Registrant’s total assets. The Registrant agrees to furnish a copy of each such agreement to the SEC upon request.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 (iii) Consolidated Statements of Convertible Preferred Stock, Stockholders’ Equity (Deficit) and Comprehensive Loss for the years ended December 31, 2011, 2010, and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

(c) Financial Statement Schedules

Reference is made to Item 15(a)(2) above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KiOR, INC.

Date: March 26, 2012	By:	/s/ Fred Cannon
Fred Cannon,
President and Chief Executive Officer

Date: March 26, 2012	By:	/s/ John H. Karnes
John H. Karnes,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 26, 2012.

Signature	Title

/s/ John H. Karnes	Chief Financial Officer
John H. Karnes,	(Principal Financial Officer and Principal Accounting Officer)

/s/ Fred Cannon	President and Chief Executive Officer
Fred Cannon,	(Principal Executive Officer)

/s/ Ralph Alexander	Director
Ralph Alexander

/s/ Jagdeep Singh Bachher	Director
Jagdeep Singh Bachher

/s/ Samir Kaul	Director
Samir Kaul

/s/ Paul O’Connor	Director
Paul O’Connor

/s/ Condoleezza Rice	Director
Condoleezza Rice

/s/ William Roach	Director
William Roach

/s/ Gary L. Whitlock	Director
Gary L. Whitlock

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of KiOR, Inc.	S-8	333-175220	4.1	June 29, 2011

3.2	Amended and Restated Bylaws of KiOR, Inc.	S-8	333-175220	4.2	June 29, 2011

4.1	Specimen Stock Certificate representing Class A common stock.	S-1	333-173440	4.1	June 10, 2011

4.2	Amended and Restated Investors’ Rights Agreement dated April 21, 2011, among the Registrant and the Registrant’s securityholders listed therein.	S-1	333-173440	4.2	May 18, 2011

4.3	Preferred Stock Purchase Warrant issued December 30, 2008 by KiOR, Inc. to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.4	April 11, 2011

4.4	Preferred Stock Purchase Warrant issued January 27, 2010 by KiOR, Inc. to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.5	April 11, 2011

4.5	Preferred Stock Purchase Warrant issued January 27, 2010 by KiOR, Inc. to Leader Equity LLC.	S-1	333-173440	4.6	April 11, 2011

4.6	Warrant to Purchase Stock issued March 17, 2010, by KiOR, Inc. to Silicon Valley Bank.	S-1	333-173440	4.7	April 11, 2011

4.7	Form of Class A Common Stock Purchase Warrant issued July 28, 2010.	S-1	333-173440	4.7	May 18, 2011

4.8	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of January 26, 2012 issued by the Company to 1538731 Alberta Ltd.	8-K	001-35213	10.2	January 27, 2012

4.9	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of January 26, 2012 issued by the Company to 1538716 Alberta Ltd.	8-K	001-35213	10.3	January 27, 2012

4.10	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of January 26, 2012 issued by the Company to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	10.4	January 27, 2012

4.11	Loan and Security Agreement No. 1451, dated as of December 30, 2008, between KiOR, Inc. and Lighthouse Capital Partners VI, L.P. ( “Loan 1451”).	S-1	333-173440	4.8	June 1, 2011

4.12	Amendment No. 1, dated as of February 28, 2011, to Loan 1451.	S-1	333-173440	4.9	May 18, 2011

4.13	Amendment No. 2, dated as of April 12, 2011, to Loan 1451.	S-1	333-173440	4.10	May 18, 2011

4.14	Loan and Security Agreement No. 1452, dated as of January 27, 2010, between KiOR, Inc. and Lighthouse Capital Partners VI, L.P., as Agent ( “Loan 1452”).	S-1	333-173440	4.11	June 1, 2011

4.15	Amendment No. 1, dated as of June 30, 2010, to Loan 1452.	S-1	333-173440	4.12	May 18, 2011

4.16	Amendment No. 2, dated as of February 28, 2011, to Loan 1452.	S-1	333-173440	4.13	June 1, 2011

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

4.17	Amendment No. 3, dated as of April 12, 2011, to Loan 1452.	S-1	333-173440	4.14	May 18, 2011

4.18	Preferred Stock Purchase Warrant issued June 6, 2011 to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.15	June 10, 2011

4.19	Preferred Stock Purchase Warrant issued June 6, 2011 to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.16	June 10, 2011

4.20	Preferred Stock Purchase Warrant issued June 6, 2011 to Leader Lending, LLC.	S-1	333-173440	4.17	June 10, 2011

10.1	Loan Agreement, dated as of March 17, 2011, between KiOR Columbus LLC and the Mississippi Development Authority.	S-1	333-173440	10.1	April 11, 2011

10.2	Purchase Money Security Agreement dated March 17, 2011, between KiOR Columbus LLC and the Mississippi Development Authority.	S-1	333-173440	10.2	April 11, 2011

10.3	Loan and Security Agreement dated as of January 26, 2012 among the Company, KiOR Columbus LLC, 1538731 Alberta Ltd., 1538716 Alberta Ltd. and KFT Trust, Vinod Khosla, Trustee.	8-K	001-35213	10.1	January 27, 2012

10.4†	Amended and Restated 2007 Stock Option/Stock Issuance Plan.	S-1	333-173440	10.3	April 11, 2011

10.5†	Form of Option Award Agreement under the Amended and Restated 2007 Stock Option/Stock Issuance Plan.	S-1	333-173440	10.4	April 11, 2011

10.6†	Form of Stock Award Agreement under the Amended and Restated 2007 Stock Option/Stock Issuance Plan.	S-1	333-173440	10.5	April 11, 2011

10.7†	Form of 409A Option Award Agreement under the Amended and Restated 2007 Stock Option/Stock Issuance Plan.	S-1	333-173440	10.6	June 1, 2011

10.8†	2011 Long-Term Incentive Plan.	10-Q	001-35213	10.2	August 15, 2011

10.9†	Form of Incentive Option Award Agreement under the 2011 Long-Term Incentive Plan.					X

10.10†	Form of Restricted Stock Award Agreement under the 2011 Long-Term Incentive Plan.					X

10.11†	Form of Non-Qualified Option Award Agreement under the 2011 Long-Term Incentive Plan.					X

10.12†	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan.					X

10.13†	Form of Indemnification Agreement.	S-1	333-173440	10.8	May 18, 2011

10.14	Memorandum of Understanding, dated as of April 14, 2011, among KiOR, Inc., KiOR Columbus, LLC, Lowndes County, Mississippi, the Lowndes County Port Authority and the City of Columbus, Mississippi.	S-1	333-173440	10.9	May 18, 2011

10.15	Hydrogen On-Site Supply Agreement, dated as of December 10, 2010, by and between Matheson Tri-Gas, Inc. and KiOR, Inc.	S-1	333-173440	10.10	May 18, 2011

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.16*	Feedstock Supply Agreement, dated as of May 27, 2011, between Catchlight Energy LLC and KiOR Columbus LLC.	S-1	333-173440	10.11	June 10, 2011

10.17†	Form of Performance and Retention Agreement.	8-K	001-35213	10.1	March 15, 2012

21.1	Subsidiaries.					X

23.1	Consent of PricewaterhouseCoopers LLP.					X

23.2	Consent of TIAX LLC.					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Fred Cannon (Principal Executive Officer).					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of John Karnes (Principal Financial Officer).					X

32.1	Section 1350 Certification of Fred Cannon (Principal Executive Officer) and John Karnes (Principal Financial Officer).					X

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.]

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
**	Submitted electronically herewith.
†	Management contracts or compensatory plans or arrangements.

Agreements with respect to certain of the Registrant’s long-term debt are not filed as Exhibits hereto inasmuch as the debt authorized under any such agreement does not exceed 10% of the Registrant’s total assets. The Registrant agrees to furnish a copy of each such agreement to the SEC upon request.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 (iii) Consolidated Statements of Convertible Preferred Stock, Stockholders’ Equity (Deficit) and Comprehensive Loss for the years ended December 31, 2011, 2010, and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.