Form 10-K/A
period 2011-12-31
Kior Inc
filed 2012-04-27
CIK 1418862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

13001 Bay Park Road

Pasadena, Texas 77507

(Address of principal executive offices)(zip code)

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

There were 42,890,043 and 61,050,626 shares of the registrant’s Class A and Class B common stock, respectively, outstanding on March 31, 2012.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10–K for the year ended December 31, 2011 of KiOR, Inc. (the “Company”), filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2012 (the “Original Form 10–K”). This Amendment amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the SEC 120 days after the end of the fiscal year. The Company does not anticipate that its definitive proxy statement involving the election of directors will be filed before April 29, 2012 (i.e., within 120 days after the end of the Company’s 2011 fiscal year). Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

In addition, as required by Rule 12b–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof. Part IV, Item 15 of the Original Form 10-K is amended and restated in its entirety, with the only changes being the additions of Exhibits 10.18, 10.19, 31.3 and 31.4 filed herewith and related footnotes.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the SEC on March 27, 2012 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10–K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

For information relating to our executive officers, please see “Executive Officers of the Registration” in Part I of the Original Form 10-K.

Directors

Fred Cannon, age 60, is our President and Chief Executive Officer and a member of our Board of Directors. Mr. Cannon joined KiOR as President and Chief Operating Officer and as a director in June 2008 and was elected Chief Executive Officer in July 2010. He brings to the Company strong leadership skills, technical expertise and a 30-year track record of successful international business management in the fuels and chemicals industries, with a particular focus on catalyst and fluidic catalytic cracking (FCC) technologies. Prior to KiOR, Mr. Cannon led a distinguished 30-year career at AkzoNobel, a global leader in refining catalysts and specialty chemicals manufacturing. Mr. Cannon was president of AkzoNobel Catalysts LLC from 1997 until the divestment of the business in August 2004. In his role, Mr. Cannon had full profit and loss responsibilities for the company’s Americas business and managed various joint ventures around the world. In August 2004, AkzoNobel’s refinery catalyst business was sold to Albemarle Corporation. Mr. Cannon served in several executive roles in transitioning the business to ensure continued smooth operations and integration across the new company until June 2008 when he joined KiOR. In all, Mr. Cannon has over 20 years in the refining catalyst business, where he has managed the development, scaling and commercialization of new catalyst technologies, including FCC and hydro-processing catalysts. In addition to his extensive experience in the refining catalyst business, Mr. Cannon also brings to the Board of Directors extensive knowledge of the Company by virtue of his being our President and Chief Executive Officer and our longest-serving officer. Mr. Cannon holds an MBA and a B.S. in Engineering from the University of South Alabama.

Ralph Alexander, age 57, has been a member of our Board of Directors since February 2011. He has been a Managing Director of Riverstone Holdings, LLC, a private equity fund focused on the energy and power sectors, since September 2007. During 2007, Mr. Alexander served as a consultant to TPG Capital. For nearly 25 years, Mr. Alexander served in various senior management positions with subsidiaries and affiliates of BP plc, most recently as Chief Executive Officer of Innovene, BP’s olefins and derivatives subsidiary, from 2004 to December 2005, as Chief Executive Officer of BP’s Gas, Power and Renewables and Solar segment from 2001 to 2004, and as a Group Vice President in BP’s Exploration and Production segment and BP’s Refinery and Marketing segment. He also has been a director of Amyris, Inc. and Stein Mart Corporation, in each case since May 2007. He previously served on the board of Foster Wheeler from May 2006 to February 2007 and Anglo-American plc from April 2005 to October 2007. He holds a B.S. and M.S. in nuclear engineering from Brooklyn Polytech (now NYU Polytechnic) and holds an M.S. in management science from Stanford University. He is currently Chairman of the Board of NYU Polytechnic. Mr. Alexander’s extensive experience with the energy industry generally and renewable fuels in particular enables him to provide important insight and guidance to our management team and Board of Directors.

Jagdeep Singh Bachher, Ph.D., age 39, has been a member of our Board of Directors since July 2010. Dr. Bachher has served as Deputy Chief Investment Officer of Alberta Investment Management Corporation (“AIMCo”) since August 2011. From January 2009 to August 2011, Dr. Bachher served as Chief Operating Officer of AIMCo. He previously served as the President and General Manager of JH Investments (Delaware) LLC, a fixed-income asset manager owned by Manulife Financial Corporation, from April 2008 to January 2009. From 2004 to April 2008, Dr. Bachher served as Assistant Vice President of Manulife Asset Management, investing in alternative assets (timber, agriculture, oil and gas and infrastructure). Dr. Bachher holds a Ph.D. and an M.A.Sc. in Management Sciences as well as a B.A.Sc. in Mechanical Engineering from the University of Waterloo in Waterloo, Canada. Dr. Bachher brings to the Board of Directors extensive experience in operations, timber and infrastructure investments.

Samir Kaul, age 38, has been a member of our Board of Directors since November 2007. Mr. Kaul has been a General Partner at Khosla Ventures, a venture capital firm focusing on clean technologies, since February 2006. Previously, Mr. Kaul was a member of Flagship Ventures, a venture capital firm, from 2002 to May 2006. Prior to Flagship, Mr. Kaul worked at The Institute for Genomic Research. Mr. Kaul currently serves on the board of directors of Amyris, Inc. and on the boards of directors of several private companies. Mr. Kaul holds a B.S. in Biology from the University of Michigan, an M.S. in Biochemistry from the University of Maryland and an MBA from Harvard Business School. Mr. Kaul provides our Board of Directors with wide-ranging experience in clean technology companies and insight in the management of startup companies and the building of companies from early stage to commercial scale.

Paul O’Connor, age 56, has been a member of our Board of Directors since November 2007. From June 2008 until November 2009, he was our Chief Technology Officer. He has been the Director of Science and Technology of BIOeCON B.V., which is focused on the conversion of biomass to renewable fuels and energy, since he founded BIOeCON in 2005. Prior to founding BIOeCON, Mr. O’Connor led the long-term development strategy for Albemarle Catalysts and worked in marketing, research management and technology development of refining catalysts at AkzoNobel prior to its acquisition by Albemarle. Prior to AkzoNobel, he worked in heavy oil conversion processes in design, process and refinery operations. He holds an M.S. in Chemical Engineering from the Eindhoven University of Technology in the Netherlands. As a leading expert in catalytic cracking processes, Mr. O’Connor brings to our Board significant knowledge about our technical processes.

Condoleezza Rice, Ph.D., age 57, has been a member of our Board of Directors since August 2011. Dr. Rice has been a professor of political economy in the Stanford Graduate School of Business since September 2010. Dr. Rice has also served as a senior fellow of public policy at the Hoover Institution and a professor of political science at Stanford University since March 2009. Prior to returning to academia, from January 2005 to January 2009, she served as the 66th Secretary of State of the United States. Dr. Rice also served as Chief National Security Advisor to the President from January 2001 to January 2005. She served as Stanford University’s Provost from 1993 to 1999, during which she was the institution’s chief budget and academic officer responsible for a $1.5 billion annual budget and academic performance. Currently, Dr. Rice is on the board of Makena Capital, a private endowment firm, and C3, an energy software company. She has also served on the boards of directors for Chevron Corporation, Charles Schwab Corporation, Transamerica Corporation, Hewlett-Packard Company and the International Advisory Council of J.P. Morgan. Dr. Rice provides our Board of Directors with expertise in global business as we pursue our international strategy, and she brings deep experience from her prior roles as a director of multiple public companies, including a large integrated oil company, as well as her background in education and innovation.

William Roach, Ph.D., age 55, has been a member of our Board of Directors since July 2010. Dr. Roach currently serves as Chief Executive Officer of Cavalier Energy, Inc., a Canadian oil and gas company, a position he has held since January 2012. He also serves as Chief Executive Officer and a director of Calera Corporation, a green energy company, a position he has held since October 2010. From June 2004 to October 2010, Dr. Roach served as President, Chief Executive Officer and Director of UTS Energy Corporation, a Canadian oil sands exploration and development company. Prior to joining UTS Energy, Dr. Roach served in international project management roles with Husky Energy, British-Borneo Oil & Gas and Shell. Dr. Roach currently serves on the board of Sonde Resources, a natural gas development company, and Porto Energy Corp., an international oil and gas company, both of which trade on the Toronto Stock Exchange, and on the boards of several private companies engaged in oil and gas production and transportation. He is a professional engineer in Canada and the U.K. and holds a B.S. in metallurgy and a Ph.D. in physical metallurgy from the University of Swansea in the U.K. Dr. Roach brings to the Board of Directors extensive experience developing and managing capital-intensive projects, including experience with first-of-kind projects.

Gary L. Whitlock, age 62, has been a member of our Board of Directors since December 2010. Mr. Whitlock serves as Executive Vice President and Chief Financial Officer of CenterPoint Energy, Inc., a position he has held since September 2002. He served as Executive Vice President and Chief Financial Officer of the Delivery Group of Reliant Energy, Incorporated, from July 2001 to September 2002. Prior to joining Reliant, Mr. Whitlock served as the Vice President of Finance and Chief Financial Officer of Dow AgroSciences, a subsidiary of The Dow Chemical Company, from 1998 to 2001. He began his career with Dow in 1972, where he held a number of financial leadership positions, both in the United States and globally. Mr. Whitlock is a Certified Public Accountant and received a BBA from Sam Houston State University. Mr. Whitlock brings to the Board of Directors extensive experience in public company financial management and reporting.

There are no family relationships between or among any of our officers or directors.

Audit Committee

Our Board of Directors has established a standing audit committee. Our audit committee is comprised of Messrs. Alexander and Whitlock (Chair) and Dr. Roach. Our Board of Directors has determined that Messrs. Alexander and Whitlock are independent directors as defined under and required by the Exchange Act and the listing requirements of The Nasdaq Global Select Market. Rule 10A-3 under the Exchange Act and the listing requirements of The Nasdaq Global Select Market require that our audit committee be composed solely of independent directors by June 23, 2012, which date is one year from the date of effectiveness of the registration statement for our initial public offering in 2011. Mr. Whitlock has been designated as the audit committee financial expert, as defined under SEC rules.

The principal duties of the audit committee are as follows:

•	to review our external financial reporting;

•	to engage our independent auditors; and

•	to review our procedures for internal auditing and the adequacy of our internal accounting controls.

In addition, the audit committee generally reviews and approves any proposed transaction between the Company and any related party, as further described below under “Policies and Procedures for Related Person Transactions” in Item 13 “Certain Relationships and Related Transactions, and Director Independence” in this report. The written charter for the audit committee is available on our website, http://www.kior.com.

Director Nominations Process

In assessing the qualifications of candidates for director, the Board of Directors and the nominating and corporate governance committee considers, in addition to qualifications set forth in the Company’s bylaws, each potential nominee’s personal and professional integrity, experience, reputation, skills, ability and willingness to devote the time and effort necessary to be an effective Board member, and commitment to acting in the best interests of the Company and its stockholders. The Board of Directors and the nominating and corporate governance committee also considers requirements under the listing standards of the Nasdaq Stock Market, as well as qualifications applicable to membership on Board committees under the listing standards and various regulations. The goal of the Board of Directors and the committee goal is to nominate directors who will provide a balance of industry, business and technical knowledge, experience and capability. The nominating and corporate governance committee makes recommendations to the Board of Directors, which in turn makes the nominations for consideration by the stockholders.

Suggestions for potential nominees for director could come to the nominating and corporate governance committee from a number of sources, including incumbent directors, officers, search firms, if deemed appropriate, and others. The extent to which the nominating and corporate governance committee dedicates time and resources to the consideration and evaluation of any potential nominee brought to its attention would depend on the information available to the nominating and corporate governance committee about the qualifications and suitability of the individual, viewed in light of the needs of the Board, and would be at the nominating and corporate governance committee’s discretion. The nominating and corporate governance committee is also responsible for assessing each incumbent director’s qualifications to continue on the Board in connection with the selection of nominees to take office when that director’s term expires.

In addition, the nominating and corporate governance committee’s policy is that it will consider candidates for the Board recommended by stockholders. Any such recommendation should be submitted in writing to the Company in care of the Secretary at KiOR, Inc., 13001 Bay Park Road, Pasadena, Texas 77507, along with the following information, all as set forth in more detail in our bylaws:

•	the candidate’s name, age, principal occupation, business experience for at least the previous five years, address and qualifications for Board membership;

•

any other information relating to such candidate, the proposing stockholder or any beneficial owner on whose behalf the proposal is being made that would be required to be disclosed in solicitations of proxies for a contested election of directors pursuant to applicable SEC rules;

•	the written consent of the proposed candidate to being named as a candidate and, if nominated and elected, to serving as a director;

•

information regarding any material relationships, including any compensatory arrangement, between the proposing stockholder, any beneficial owner on whose behalf the proposal is being made and their respective affiliates and associates, on the one hand, and the candidate and any of his or her affiliates and associates, on the other hand, including all information that would be required to be disclosed under the related person transaction disclosure rules of the SEC if the proposing stockholder and any such beneficial owner on whose behalf the proposal is being made, or any affiliate or associate thereof, were a “registrant” and the candidate were a director or executive officer of the registrant under such rules; and

•

detailed information regarding the proposing stockholder’s direct or indirect ownership of securities of the Company including, for example, any derivative instruments, swaps, voting arrangements, pledges and other arrangements related thereto.

Although the nominating and corporate governance committee will consider candidates recommended by stockholders, it may determine not to recommend that the Board, or the Board may determine not to, nominate those candidates for election to the Board of Directors.

Stockholders who wish to nominate persons directly for election to the board at an annual meeting of stockholders must meet the deadlines and other requirements set forth in our bylaws and the rules and regulations of the SEC. As provided in our certificate of incorporation, subject to the rights of the holders of any series of preferred stock that may be outstanding, any vacancy occurring in the Board of Directors can generally be filled only by the affirmative vote of a majority of the directors then in office. The director appointed to fill the vacancy will hold office for a term expiring at the annual meeting of stockholders at which the term of office of the director expires or until such director’s successor shall have been duly elected and qualified.

While we do not have a formal policy with regard to the consideration of diversity, the nominating and corporate governance committee considers diversity in identifying nominees for director and endeavors to have a Board representing diverse experience and complementary skills in areas that will contribute to the Board’s ability to perform its roles relating to oversight of the Company’s business, strategy and risk exposure. For example, the nominating and corporate governance committee takes into account, among other things, the diversity of business, leadership and personal experience of Board candidates and determines how that experience will serve the best interests of our stockholders.

Code of Business Conduct

Our Board of Directors has adopted a Code of Business Conduct. The code applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), including directors and consultants. The full text of our Code of Business Conduct is available on our website at http://www.kior.com. The inclusion of our website address in this report does not include or incorporate by reference the information on our website into this report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company’s executive officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, file reports of ownership and changes of ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all such forms they file.

Based solely on its review of the copies of such forms received by the Company, and on written representations by the Company’s officers and directors regarding their compliance with the filing requirements, the Company believes that during the fiscal year ended December 31, 2011, all reports required by Section 16(a) to be filed by its directors, executive officers and greater than 10% beneficial owners were filed on a timely basis, except that (1) Dr. Rice filed one Form 4 late, reporting one transaction, and (2) Mr. Lyle filed one Form 4 late, reporting two transactions.

ITEM 11.	EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

The following compensation discussion and analysis describes the compensation arrangements for our named executive officers for the year ended December 31, 2011. It also includes forward-looking statements that are based on our current plans, expectations and determinations regarding future elements of our compensation program.

Our named executive officers for the year ended December 31, 2011 are:

•	Fred Cannon, our President and Chief Executive Officer (“CEO”);

•	John H. Karnes, our Chief Financial Officer (“CFO”);

•	W. Roger Lyle, our Senior Vice President of Operations;

•	John Kasbaum, our Senior Vice President of Commercial;

•	Christopher A. Artzer, our Vice President, General Counsel and Secretary;

•	T. Kevin DeNicola, our former CFO;

•	William Coates, our former Vice President and Chief Operating Officer; and

•	Joseph Cappello, our former President of International.

The total compensation of our named executive officers for the year ended December 31, 2011 is set forth in the Summary Compensation Table below.

We describe compensation actions taken in prior years to the extent that such descriptions enhance the understanding of our executive compensation practices and the disclosure herein. This compensation discussion and analysis addresses our compensation practices in place during 2011 and highlights changes we plan to implement in the future.

Compensation Philosophy and Objectives

We believe our success depends, among other things, on our ability to:

•	attract and retain a management team with the combined experience, knowledge and skills necessary to commercialize our cellulosic gasoline and diesel;

•	incentivize our management team to achieve our strategic objectives; and

•	create long-term stockholder value by aligning the financial interests of our management team with those of our stockholders.

Since our inception in 2007, our compensation philosophy has been directed at achieving these objectives and rewarding the creation of long-term stockholder value while prudently managing our capital resources and expenses as a development stage, pre-revenue company.

Compensation Consultant

Historically, we have not engaged the services of a third-party compensation consultant to assist our Board of Directors in developing our approach to executive compensation. Instead, we relied on the judgment of our Board of Directors based on its members’ collective experiences in the clean technology, chemical and startup sectors in determining the appropriate levels of executive compensation and our approach to executive compensation. In March 2011, our compensation committee engaged Hay Group, an independent global management consulting firm, to assist our compensation committee in:

•	further developing our approach to executive compensation;

•	establishing an appropriate peer group for compensation purposes; and

•	providing benchmark compensation data regarding companies, including our competitors, with which we compete for executive talent.

The charter of our compensation committee grants the committee sole authority to retain outside consultants or counsel to assist it in its duties with respect to establishing compensation practices and the level of executive compensation. Hay Group also advises our compensation committee on market practices and our compensation policies and programs, with a focus on our incentive programs. The compensation committee believes Hay Group is independent of management. Hay Group works exclusively for the compensation committee and generally performs no services directly for management. Management does not retain the services of a compensation consultant.

As part of the compensation committee’s process for designing our executive compensation model for 2012, the compensation committee has selected an industry peer group based on the recommendation of Hay Group. The companies that the compensation committee selected for our industry peer group are designed to represent certain of our industry competitors with whom we compete or expect to compete for business opportunities, including certain development-stage enterprises such as our company, as well as certain other companies in the chemical and energy exploration and production (E&P) sectors with whom we compete or expect to compete for executive talent. In particular, the peer group is designed to include companies representing significant aspects of our business (the production of fuel products, including renewable fuel products, and the development of specialty chemical and catalyst systems), companies with whom we compete for executive talent and companies that we believe investors consider to be comparable investment opportunities. The compensation committee expects to re-evaluate our industry peer group when circumstances warrant and would approve any revisions to our industry peer group.

The following nineteen companies currently comprise our industry peer group used in connection with executive compensation decisions:

Chemicals and E&P	Renewable Fuel Products
Albemarle Corporation	Amyris, Inc.
Berry Petroleum Company	Aventine Renewable Energy Holdings, Inc.
Cabot Oil & Gas, Inc.	Codexis, Inc.
Cimarex Energy Co.	Cosan Ltd.
Denbury Resources Inc.	FutureFuel Corp.
Forest Oil Corporation	Gevo, Inc.
Newfield Exploration Company	Green Plains Renewable Energy, Inc.
Pioneer Natural Resources Co.	Rentech, Inc.
Ultra Petroleum Corp.	Solazyme, Inc.
W.R. Grace & Co.

Elements of Compensation for our Named Executive Officers

For 2011, compensation for our named executive officers consisted of a combination of base salaries, annual incentive bonuses, and equity compensation in the form of options, stock awards and restricted stock units. Payment of the annual incentive bonuses for 2011 was primarily determined based on the achievement of performance milestones established by the Board of Directors.

Historically, our Board of Directors, based on the collective experience of its members, has used its subjective judgment in determining the appropriate mix of different elements of compensation and the balance of short-term versus long-term compensation. More recently, and in particular in anticipation of operating as a public company and following completion of our initial public offering in June 2011, our compensation committee has been advised by its compensation consultant, Hay Group, with regard to compensation practices. The compensation consultant makes recommendations to the compensation committee with respect to the salaries and the form and amounts of incentive compensation paid to our named executive officers. Generally, we seek to award a significant portion of each named executive officer’s compensation in the form of equity compensation in order to strongly incentivize the achievement of long-term objectives and the creation of long-term value for our stockholders as well as to conserve our cash resources. We believe that our approach of compensating executive officers with a significant equity component has been appropriate for a development stage, pre-revenue company such as ours and has enabled us to attract executive talent from more established companies and to compete with other technology companies for executive talent.

Base Salaries. We believe that competitive base salaries serve to attract talented and experienced executives and to reward our named executive officers for short-term, day-to-day performance. Base salary levels are set for each executive officer at the time the officer commences employment with us and is based on such officer’s experience and expected contributions to our development, as well as competitive conditions in the market for qualified executives. Our compensation committee is empowered to set the base salary of our CEO and, in consultation with our CEO, to set the base salaries of our other named executive officers. In 2012, our compensation committee elected not to increase base salaries for our named executive officers from their 2011 levels in order to conserve our cash.

Generally, the cash component of our named executive officers’ compensation (base salary and, historically, bonuses) has been less than the officers could likely have received at more established companies, such as their respective previous employers. The total cash compensation of our named executive officers is below the median for our peer group to conserve cash and because we believe that offering a compensation package more heavily weighted towards an equity component has enabled us to recruit our named executive officers to our company, serves to reward them for the creation of long-term value and is appropriate for a company in our stage of development.

Annual Bonuses. The offer letters for Messrs. Cannon, Karnes, Lyle, Artzer, DeNicola, Coates and Cappello provide for potential annual incentive bonuses. The possibility of earning annual bonuses is intended to encourage executives to work towards the achievement of defined company objectives and strategic goals that are established by our Board of Directors. In March 2012, the compensation committee determined to award annual bonuses for our named executive officers under our 2011 incentive compensation program in the form of shares of fully vested Class A common stock rather than in cash in order to conserve our cash resources. Our compensation committee awarded bonuses for 2011 performance to our named executive officers at a level equal to 150% of each respective named executive officer’s target bonus. In reaching the decision to award bonuses in excess of target, our compensation committee considered the overall performance of our named executive officers in 2011, and in particular considered the successful financing of and progress on our initial-scale commercial production facility in Columbus, Mississippi and the successful completion of our initial public offering in June 2011. For more information on these bonus amounts, please see the Summary Compensation Table below. Mr. DeNicola was not awarded an annual bonus during 2011 for 2010 performance, as his employment with us was voluntarily terminated in January 2011, and he forfeited any bonus payment. Messrs. Coates and Cappello were not awarded an annual bonus for 2011 performance as their employment was voluntarily terminated in September 2011 and October 2011, respectively. The compensation committee annually reviews and approves milestones that bear on annual bonus compensation. For 2012, these milestones relate to progress in the construction of our Columbus, Mississippi facility, progress on our first planned standard commercial production facility and yield improvements.

Equity Compensation. Equity incentives are intended to help align the long-term financial interests of our executives with those of our stockholders. The potential future value of equity awards is also important to our efforts to attract talented and skilled executives. We have typically granted stock options and/or restricted stock units to our named executive officers in connection with the commencement of their employment with us. The size of the initial grant is determined based on the executive’s position with us and takes into account the executive’s base salary and other compensation. As discussed in further detail below, in March 2012 we began granting annual equity incentive awards to our named executive officers. Our Board of Directors is authorized to set different vesting schedules and exercise prices and has used that authority with respect to certain awards, as further disclosed in the executive compensation tables below.

Prior to 2011, we generally granted equity awards in the form of stock options with an exercise price equal to the fair market value of the common stock underlying the award on the date of the grant. We granted equity awards pursuant to our amended and restated 2007 Stock Option/Stock Issuance Plan until June 2011. Awards granted under our amended and restated 2007 Stock Option/Stock Issuance Plan generally vested and became exercisable at a rate of 20% on the first anniversary of the applicable vesting commencement date, with the remainder vesting in equal monthly installments over the next four years. Our Board of Directors had determined that awards with 20% vesting on the first anniversary and incremental monthly vesting over the following four-year period would provide a strong incentive for both continued employment and dedication towards increasing stockholder value as well as being appropriate in light of our focus on our long-term objectives. Options granted prior to 2011 provided for immediate exercisability, with the resulting shares being subject to certain transfer restrictions and repurchase rights of the Company until such times as the underlying options would have vested.

In March 2011 and at other times during 2011, we granted 409A Options, which are options granted in a manner that is compliant with Section 409A of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Messrs. Artzer, Cappello and Karnes joined our executive team in 2011, bringing critical experience to our company. As we believed that it was important to align the interests of our entire executive team in the growth of our company, the Board of Directors granted options to these new executives at the exercise price of $1.98 per share. As the fair market value of the underlying shares on the date of grant was greater than the exercise price, it was necessary to structure the options in a manner compliant with Section 409A of the Internal Revenue Code. The options generally vest on the fifth anniversary of the grant date. Since completion of our initial public offering in June 2011, our determination of fair market value for purposes of option pricing has been based on the most recent closing price of our Class A common stock on The Nasdaq Global Select Market.

As discussed above, we have also granted fully vested awards of common stock to our executives pursuant to the amended and restated 2007 Stock Option/Stock Issuance Plan and our 2011 Long-Term Incentive Plan in lieu of cash bonus payments to conserve our cash resources. We believe that equity awards serve to align the interests of the recipient named executive officers with those of our stockholders because such awards incentivize our executive officers to work towards increased stockholder value over the long term.

In March 2012, our compensation committee began granting annual equity awards in the form of restricted stock units that vest in three equal annual installments, subject to the executive’s continued service, as a three-year vesting schedule is commonly used by companies within our peer group. Our compensation committee believes granting restricted stock units better serves the company’s executive retention objectives than stock options, given the volatility of our stock price and that restricted stock units require fewer shares than stock options to provide equivalent value to the grantee.

Prior to our initial public offering, our Board of Directors and our compensation committee also awarded additional options, restricted stock and restricted stock units to certain of our named executive officers at other times when, in the Board’s or the committee’s judgment, as applicable, such awards were advisable to assist in executive retention or to reward significant company or individual performance.

Finally, our Board has approved accelerated vesting on the date of termination of all outstanding equity awards for each of Messrs. Cannon, Karnes, Kasbaum and Artzer, if the respective officer is terminated without cause or for good reason (each as defined in a performance and retention agreement and as further described below), including during a period following or in anticipation of a change in control of our company. These arrangements with our named executive officers are discussed in more detail in “— Employment Arrangements with Executives,” “— Performance and Retention Agreements” and “Executive Compensation — Potential Payments to Named Executive Officers Upon Termination or a Change of Control” below.

2012 Executive Compensation Program

In February 2012, our compensation committee adopted a compensation program for our named executive officers, based in part upon the advice and recommendation of Hay Group and on an analysis by Hay Group of executive compensation at our peer group companies.

In setting compensation levels for our named executive officers for 2012, our compensation committee targeted a “total direct compensation” (base salary plus annual and long-term incentive awards) figure for each named executive officer at the 75th percentile of our industry peer group. The compensation committee also determined that each named executive officer’s incentive compensation would be allocated between annual incentive awards and long term incentive awards on a 1/3 and 2/3 basis, respectively. The target value of each named executive officer’s incentive compensation is the difference between the targeted total direct compensation and the respective officer’s salary.

Each named executive officer’s annual incentive award for 2012 is expected to be weighted among several corporate-level incentive elements related to the commercialization of our cellulosic gasoline and diesel as well as officer-specific individual goals recommended by the compensation committee and approved by the Board of Directors. Each named executive officer’s long term incentive award granted in March 2012 was in the form of restricted stock units that vest in three equal annual installments, subject to the continued service of the recipient named executive officer.

Employment Arrangements with Executives

Each of our named executive officers received an offer letter in connection with the commencement of his employment with us. As a condition to employment, each of our named executive officers has entered into a proprietary information and inventions assignment agreement. Under these agreements, each named executive officer has agreed not to compete with us during his employment, not to solicit our employees during his employment or for a period of one year following the termination of his employment, to protect our confidential and proprietary information and to assign to us intellectual property developed during the course of his employment.

The offer letters set forth initial salaries, potential annual bonuses, the terms of initial option grants, acceleration of vesting upon termination without cause following a change in control and, in some cases, vesting upon the death or disability of the executive. In addition, any material breach of the proprietary information and inventions assignment agreement described in the above paragraph would also constitute cause and would result in a forfeiture of the breaching officer’s accelerated awards. The accelerated vesting provisions set forth in the offer letters of Messrs. Cannon, Karnes, Kasbaum and Artzer were superseded by accelerated vesting provisions of the Performance and Retention Agreements described below in “— Performance and Retention Agreements.”

The following table summarizes the material terms of each named executive officer’s offer letter.

	Mr. Cannon	Mr. Karnes	Mr. Lyle	Mr. Kasbaum		Mr. Artzer
Initial salary	$275,000 (1)	$250,000	$275,000	$240,000		$285,000
Potential annual bonus(2)	$100,000	$100,000	$100,000	—		$50,000
Initial option grant:
Number of options	3,085,720	1,100,000	125,000	560,000		265,600
Exercise price per share	$0.0838	$1.98	$15.30	$1.98		$1.98
Vesting terms	(3)	(4)	(3)	(3)		(4)
Initial grant of restricted stock units(5)	—	—	125,000	—		—
Accelerated vesting of options upon:
Termination without cause following a change of control	—(6)	100%	—	50	%(6)	100%
Death or disability	—	(7)	—	—		(7)

(1)	Mr. Cannon’s base salary was subsequently raised to $343,950, effective October 15, 2010.
(2)	Performance bonuses are based upon the achievement of certain individual and corporate milestones set by our Board of Directors.
(3)	Grants vest as to 20% of the original number of shares on the first anniversary of the vesting commencement date and as to an additional 1/60th of the original number of shares each month thereafter until the fifth anniversary of the vesting commencement date, subject to continued service through each relevant vesting date; additionally, options to purchase 685,712 shares granted to Mr. Cannon vested on the grant date. Options awarded to Mr. Cannon are exercisable for shares of our Class B common stock and options awarded to Messrs. Lyle and Kasbaum are exercisable for shares of our Class A common stock.
(4)	Represents grants of 409A Options exercisable for shares of our Class A common stock, which vest in a single installment on March 18, 2016 (the fifth anniversary of the grant date), subject to the executive’s continued service.
(5)	The restricted stock units granted to Mr. Lyle vest in five equal installments on each of the first five anniversaries of September 14, 2011, the vesting commencement date, subject to Mr. Lyle’s continued service.
(6)	Pursuant to the performance and retention agreement described below, this amount was subsequently increased to 100%.
(7)	In the event of death or disability, the 409A Options awarded to Messrs. Karnes and Artzer would vest on a pro rata basis based on the number of days of service.

Performance and Retention Agreements

On March 9, 2012, based in part upon the recommendation of Hay Group, our compensation committee approved the entry into Performance and Retention Agreements with each of Messrs. Cannon, Karnes, Kasbaum and Artzer. The Performance and Retention Agreements provide that all outstanding equity awards granted to a respective executive pursuant to a Company equity or equity-based incentive plan prior to December 31, 2012 will become vested, exercisable in full and, where applicable, payable in the event the executive is terminated without cause or for good reason. We believe the Performance and Retention Agreements serve as a retention tool and are competetive within our industry.

For a more detailed description of the terms of the acceleration provisions and conditions under the Performance and Retention Agreements, please read “Executive Compensation — Potential Payments to Named Executive Officers Upon Termination or a Change of Control” below.

Compensation Decision Process

From our inception until the establishment of the compensation committee of our Board of Directors in March 2010 as discussed below, our Board of Directors has overseen the compensation of our executive officers and our executive compensation programs. Non-employee directors reviewed and approved our executive compensation and benefits policies, including our amended and restated 2007 Stock Option/Stock Issuance Plan and our 2011 Long-Term Incentive Plan. Our Board of Directors historically has relied on its members’ business judgment and collective experience with respect to compensation practices at other companies in the technology sector, both established and start-up enterprises.

Historically, our Board of Directors has approved levels of base salaries for new executives that, in its judgment, were necessary to attract the executives from the positions they previously held or from other positions available to individuals with their respective experience and skills and that were in line with other start-up companies in the technology sector. Salary increases were historically awarded to our named executive officers by our Board of Directors from time to time when our Board deemed such increases to be appropriate to retain our named executive officers or to reward them for our company’s progress and their contribution towards that progress. None of our named executive officers is currently party to an employment agreement that provides for scheduled or automatic increases in base salary. Following our initial public offering, the compensation committee determined that it would review the base salaries of our named executive officers annually. In addition, our historical compensation approach has been to keep our CEO, Mr. Cannon, as our most highly paid employee, including awarding him the highest base salary.

In setting the levels of equity compensation, our Board of Directors has historically relied on the business judgment and collective experience of its members in the industries in which we compete for executives. As discussed above, our named executive officers received initial option and/or restricted stock unit grants upon the commencement of their employment at levels determined by our Board of Directors. Our Board of Directors has also awarded additional options to certain of our named executive officers at other times, not in connection with the commencement of their employment when, in the Board’s judgment, such awards were advisable to assist in executive retention or to reward significant performance. While we historically have not had a predetermined policy on the timing or frequency of additional equity award grants to our named executive officers, in 2012, our compensation committee approved a compensation program under which annual short-term and long-term grants would be made to our named executive officers. Such program is described in more detail above under “— 2012 Executive Compensation Program.” We expect that, under this compensation program, our compensation committee will generally make determinations with respect to equity awards in the first quarter of each fiscal year. However, our compensation committee could modify in the future its approach regarding the timing of equity awards.

In March 2010, our Board of Directors established a compensation committee and appointed Messrs. Cannon and Kaul to that committee. In February 2011, the Board reconstituted the compensation committee and appointed Dr. Bachher, Mr. Kaul and Mr. Melo to serve on that committee. Following Mr. Melo’s resignation from the Board in February 2012, Mr. Whitlock has participated in the committee’s meetings at the invitation of the committee. From its formation until our initial public offering in June 2011, the compensation committee was responsible for evaluating and recommending our executive compensation policies and plans for approval by our full Board of Directors. Following our initial public offering, the compensation committee makes these decisions. Our compensation committee uses benchmarking data provided by Hay Group as a reference in determining appropriate levels of compensation. See “— Compensation Consultant” above for more information about Hay Group and the industry peer group our compensation committee currently uses for benchmarking.

Our Chief Executive Officer also reviews the performance of our other named executive officers and makes recommendations to the compensation committee regarding base salary adjustments, bonuses and long-term incentive awards for the other named executive officers (but not for himself).

Other Executive Benefits

We provide the following benefits to our named executive officers on the same basis as other eligible employees:

•	health and dental insurance;

•	vacation, sick days and personal days;

•	life insurance and supplemental life insurance;

•	long-term disability insurance;

•	a 401(k) plan;

•	flexible spending accounts;

•	an employee assistance program; and

•	income tax planning assistance.

We believe these benefits are generally consistent with benefits offered by companies with which we compete for employees and executives. In light of the immediate exercisability of certain of our stock options discussed above and potential decision making related to Section 83(b) elections under the Internal Revenue Code as well as the implications of our initial public offering in June 2011, we believe it is in the Company’s best interest to provide tax planning assistance in order that our employees, including our named executive officers, may more easily devote their time to business activities.

Other Compensation Policies and Practices

Tax considerations. Section 162(m) of the Internal Revenue Code disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for each named executive officer (other than our chief financial officer), unless compensation is performance-based. The deductibility limit imposed by Section 162(m) did not apply to us prior to our initial public offering, during which time we were not publicly-traded.

The 2011 Long-Term Incentive Plan qualifies for transition relief under Treasury Regulation Section 1.162-27(f), which provides that the deduction limit of Section 162(m) of the Internal Revenue Code does not apply to a compensation plan or agreement that existed during the period in which we were not publicly held. Generally, we will be able to rely on this transition relief for a period of three years after we become publicly held. Thereafter, we can preserve the deductibility of compensation over $1 million if certain conditions of Section 162(m) are met, including stockholder approval of the plan and the material terms of the performance goals. At such time as Section 162(m) limits our deductibility, we expect that our compensation committee will adopt a policy that, where reasonably practicable, we will seek to qualify the variable compensation paid to our executive officers for an exemption from the deductibility limitations of Section 162(m).

Policy regarding restatements of performance measures. We do not have a formal policy regarding adjustment or recovery of bonus payments if the relevant performance measures upon which they are based are restated or otherwise adjusted in a manner that would reduce the size of the payment. Under those circumstances, our Board of Directors or our compensation committee would evaluate whether adjustments or recoveries of payments were appropriate based upon the facts and circumstances surrounding the restatement.

Stock ownership policies. We have not established stock ownership or similar guidelines with regards to our named executive officers at this time; however, all of our named executive officers currently have a direct or indirect, through their stock option holdings, equity interest in our company, and we believe that they regard the potential returns from these interests as a significant element of their potential compensation for services to us.

Risk Considerations in our Compensation Program

Our compensation committee does not believe that any risks arising from our employee compensation policies and practices are reasonably likely to have a material adverse affect on our company.

COMPENSATION COMMITTEE REPORT

The compensation committee reviewed and discussed the Compensation Discussion and Analysis with management. Based upon this review and discussion, the compensation committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission.

Compensation Committee
Jagdeep Singh Bachher
Samir Kaul

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation during 2011 and 2010 of the Company’s Principal Executive Officer, the Company’s Principal Financial Officer, the three other most highly compensated executive officers for 2011, our former Chief Financial Officer and former executive officers who would have been named executive officers except for the fact that they were no longer employed with us as of December 31, 2011 (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards (1) ($)		Non-Equity Incentive Plan Compensation(3) ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation(4) ($)		Total ($)
Fred Cannon	2011	341,250	—	3,750,000			150,000	—	13,570		4,254,820
President and Chief	2010	299,987	—	—	1,960,343		118,800	—	8,881		2,387,921
Executive Officer
John H. Karnes	2011	219,777	—	750,000	6,620,130		150,000	—	7,983		7,747,890
Chief Financial Officer
W. Roger Lyle	2011	82,324	—	1,912,500	1,337,099		44,795	—	2,750		3,379,468
Senior Vice President of
Operations
John Kasbaum	2011	243,000	—	375,000	—		—	—	10,548		628,548
Senior Vice President of	2010	140,750	—	—	491,288		—	—	5,713		637,751
Commercial
Christopher A. Artzer	2011	227,817	—	—	1,598,460		75,000	—	6,860		1,908,137
Vice President, General
Counsel and Secretary
Former Executive Officers
T. Kevin DeNicola(2)	2011	23,609	—	—	—		—	—	—		23,609
Former Chief Financial	2010	235,686	—	—	—		—	—	903		236,589
Officer
William Coates(2)	2011	83,685	100,000	10,626,600	3,763,679		—	—	150,300	(5)	14,724,264	(6)
Former Chief Operating Officer
Joseph Cappello(2)	2011	180,307	—	—	6,395,419	(5)	—	—	263,727	(7)	6,839,453	(6)
Former President of
International

(1)	The amounts shown under “Stock Awards” and “Option Awards” in the above table reflect the grant date fair value of these awards as determined in accordance with Financial Accounting Standards Board, or FASB ASC Topic 718, Compensation — Stock Compensation, excluding the effects of estimated forfeitures. We based the fair value of stock awards on the market price of the shares awarded on the grant date. We calculated the value of stock option awards using the Black-Scholes option-pricing model. See Note 14 to our consolidated financial statements in our Original Form 10-K. Please see the “— Grants of Plan-Based Awards Table” for more information regarding equity awards granted during fiscal year 2011. Awards for fiscal year 2011 were not subject to performance conditions.
(2)	Mr. DeNicola’s, Mr. Coates’s and Mr. Cappello’s employment with us terminated effective in January 2011, September 2011 and October 2011, respectively.
(3)	In lieu of cash bonuses for the year ended December 31, 2011, Messrs. Cannon, Karnes, Lyle and Artzer were awarded 15,974, 15,974, 4,771 and 7,987 fully vested shares of our Class A common stock. The value of these awards reflects achievement of performance objectives at 150% of target.
(4)	Consists of company 401(k) contributions and payment of insurance premiums.
(5)	Pursuant to the separation agreement described below under “— Potential Payments to Named Executive Officers Upon Termination or Change of Control,” we have paid Mr. Coates $116,667 in continued salary amounts. Upon being hired for employment with us, Mr. Coates received relocation benefits of $31,703.
(6)	All awards granted to Messrs. Coates and Cappello were unvested at the time of the termination of their respective employment with us, and were thus forfeited.
(7)	Pursuant to the separation agreement described below under “— Potential Payments to Named Executive Officers Upon Termination or Change of Control,” we made a lump sum severance payment of $150,000 to Mr. Cappello. Upon being hired for employment with us, Mr. Cappello received relocation benefits of $107,061.

Grants of Plan-Based Awards for Fiscal Year 2011

The following table provides information concerning each grant of an award made to our named executive officers under any plan during our fiscal year ended December 31, 2011. No awards were granted to Mr. DeNicola, our former CFO, in 2011.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)	Estimated Future Payouts Under Equity Incentive Plan Awards ($)	All Other Stock Awards: Number of Shares of Stock or Units(1) (#)	All Other Option Awards: Number of Securities Underlying Options(2) (#)	Exercise or Base Price of Option Awards(3) ($/Sh)	Grant Date Fair Value of Stock and Option Awards(3) ($)
Fred Cannon	06/23/11	—	—	250,000	—	—	3,750,000
John H. Karnes	03/18/11	—	—	—	1,100,000	$1.98	6,620,130
	06/23/11	—	—	50,000	—	—	750,000
W. Roger Lyle	09/14/11	—	—	—	125,000	$15.30	1,337,100
	09/14/11	—	—	125,000	—	—	1,912,500
John Kasbaum	06/23/11	—	—	25,000	—	—	375,000
Christopher A. Artzer	03/18/11	—	—	—	265,600	$1.98	1,598,460
William Coates(4)	06/23/11	—	—	—	354,220	$15.00	3,763,694
	06/23/11	—	—	708,440	—	—	10,626,600
Joseph Cappello(4)	03/18/11	—	—	—	1,062,662	$1.98	6,395,419

(1)	Grants of 250,000 shares of restricted stock to Mr. Cannon and 50,000 shares of restricted stock to Mr. Karnes vest in eight equal semi-annual installments over four years from the applicable vesting commencement date, subject to the executive’s continued service. Grants of 125,000 restricted stock units to Mr. Lyle, 25,000 restricted stock units to Mr. Kasbaum and 708,440 restricted stock units to Mr. Coates vest in five equal annual installments, beginning on the first anniversary of the applicable vesting commencement date.
(2)	Grants of 1,100,000 options to Mr. Karnes, 265,600 options to Mr. Artzer and 1,062,662 options to Mr. Cappello vest in their entirety on the date that is five years from the grant date. Grants of 125,000 options to Mr. Lyle and 354,220 options to Mr. Coates vest as to 20% of the original number of shares on the first anniversary of the vesting commencement date and as to an additional 1/60th of the original number of shares each month thereafter until the fifth anniversary of the vesting commencement date, subject to continued service through each relevant vesting date. Awards granted to Messrs. Coates and Cappello were unvested at the time of the termination of their respective employment with us, and were thus forfeited. As described below under “— Potential Payments to Named Executive Officers Upon Termination or a Change in Control,” performance and retention agreements executed in March 2012 provide for accelerated vesting on the date of termination of all outstanding equity awards for each of Messrs. Cannon, Karnes, Kasbaum and Artzer, if the respective officer is terminated without cause or for good reason, including during a period following or in anticipation of a change in control of our company.
(3)	Reflects the grant date fair value of each award as determined in accordance with FASB ASC Topic 718, excluding the effects of estimated forfeitures. We based the fair value of stock awards on the market price of the shares awarded on the grant date. For awards granted after the completion of our June 2011 initial public offering, the fair value of stock awards was equal to the closing price of our Class A common stock on the Nasdaq Global Select Market on the grant date. We calculated the value of stock option awards using the Black-Scholes option-pricing model. See Note 14 to our consolidated financial statements in Original Form 10-K for a discussion of the valuation assumptions used in the valuation of option awards. For a discussion of the valuation of 409A Options, see “Elements of Compensation for our Named Executive Officers — Equity Compensation” above.
(4)	Mr. Coates’ and Mr. Cappello’s employment with us terminated effective in September 2011 and October 2011, respectively. All awards granted to each of Messrs. Coates and Cappello were unvested at the time of the termination of their employment and therefore, in accordance with the terms of the awards, were forfeited.

Outstanding Equity Awards at Fiscal Year-End 2011

The following table sets forth information regarding outstanding equity awards held as of December 31, 2011 by our named executive officers. Each of Messrs. DeNicola, Coates and Cappello forfeited all of his respective outstanding unvested equity awards upon termination of his respective employment with us.

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#) Unearned	Option Exercise Price ($)	Option Vesting Commencement Date	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(1) ($)
Fred Cannon	3,085,720	(2)	—	719,979	0.0838	06/15/2008	04/22/2019	(3)	—		—
	1,170,470	(2)	—	713,533	1.98	06/01/2010	07/27/2020	(4)	—		—
	1,064,048	(2)	—	354,682	1.98	—	07/27/2020	(5)	—		—
	—		—	—	—	—	—		250,000	(6)	2,545,000
John H. Karnes	—		1,100,000	1,100,000	1.98	03/18/2011	12/31/2016	(7)	—		—
	—		—	—	—	—	—		50,000	(6)	509,000
W. Roger Lyle	—		32,675	32,675	15.30	09/14/2011	09/14/2021	(3)	—		—
			92,325	92,325	15.30	09/14/2011	09/14/2021	(3)	—		—
	—		—	—	—	—	—		125,000	(8)	1,272,500
John Kasbaum	560,000	(2)	—	391,999	1.98	06/01/2010	07/27/2020	(3)	—		—
	—		—	—	—	—	—		25,000	(8)	254,500
Christopher A. Artzer	—		265,600	265,600	1.98	03/18/2011	12/31/2016	(7)	—		—

(1)	Based on the closing price of our Class A common stock on the Nasdaq Global Select Market on December 30, 2011 ($10.18 per share).
(2)	Options granted under the amended and restated 2007 Stock Option/Stock Issuance Plan prior to 2011 allowed for the option to be exercised prior to vesting with the stock acquired on exercise being subject to certain transfer restrictions and repurchase rights of the Company at the lesser of fair market value or the exercise price, with such repurchase rights lapsing at such time as the underlying options would have vested.
(3)	Grants vest as to 20% of the original number of shares on the first anniversary of the vesting commencement date and as to an additional 1/60th of the original number of shares each month thereafter until the fifth anniversary of the vesting commencement date, subject to continued service through each relevant vesting date; additionally, options to purchase 685,712 shares granted to Mr. Cannon vested on the grant date. Options granted to Messrs. Cannon and Kasbaum were granted under our amended and restated 2007 Stock Option/Stock Issuance Plan. Options granted to Mr. Lyle were granted under our 2011 Long-Term Incentive Plan.
(4)	Grants vest in a series of 48 successive equal monthly installments upon Mr. Cannon’s completion of each additional month of service over a 48-month period measured from the vesting commencement date. If Mr. Cannon exercises options prior to vesting, the option shares initially will be unvested until such time as the underlying options would have vested and are subject to repurchase by us at the lower of the exercise price or the fair market value per share at the time of Mr. Cannon’s cessation of service. All options were granted under our amended and restated 2007 Stock Option/Stock Issuance Plan.
(5)	Grants vest upon achievement of three milestones determined by the Board of Directors, with 1/3rd of the shares vesting with each achievement. The first and second milestones have been achieved: the execution of the memorandum of understanding with the Mississippi Development Authority, which occurred in November 2010, and the execution of a commercially acceptable product offtake agreement, which was signed with Hunt Refining Company in February 2011. The third milestone, the mechanical completion of our initial-scale commercial production facility currently under construction in Columbus, Mississippi, has not yet been achieved.
(6)	Represents restricted stock units that vest in eight equal semi-annual installments, beginning on February 29, 2012, subject to the executive’s continued service.
(7)	Grants vest in a single installment on March 18, 2016 (the fifth anniversary of the grant date), subject to the executive’s continued service.
(8)	Represents restricted stock units that vest in five equal annual installments, beginning on June 23, 2012 for Mr. Kasbaum and September 14, 2012 for Mr. Lyle (in each case, the one-year anniversary of the respective grant date), subject to the respective executive’s continued service.

Option Exercises and Stock Vested During Fiscal Year 2011

None of our named executive officers exercised options to purchase our common stock during 2011, and none of their restricted stock units or restricted stock awards vested during 2011.

Potential Payments to Named Executive Officers Upon Termination or a Change of Control

In March 2012, our compensation committee approved the Company’s entry into Performance and Retention Agreements with each of Messrs. Cannon, Karnes, Kasbaum and Artzer. The Performance and Retention Agreements provide that all outstanding equity awards granted to a respective executive pursuant to a Company equity or equity-based incentive plan prior to December 31, 2012 will become vested, exercisable in full and, where applicable, payable upon (i) the executive’s termination of his employment for good reason (as defined in the Performance and Retention Agreements) or the Company’s termination of the executive’s employment without cause (as defined in the Performance and Retention Agreements) (each such termination referred to in this summary as a “Qualifying Termination”), or (ii) the termination of the executive’s employment due to death or Disability (as defined in the Performance and Retention Agreement), subject to further compliance with the provisions described below.

In the event of acceleration of vesting and/or payment, equity awards that were intended to be qualified performance-based compensation under Section 162(m) of the Internal Revenue Code will be paid at the time provided in existing award documentation, subject only to the satisfaction of applicable performance goals and not to the executive’s continued service and without the exercise of any negative discretion under the existing award documentation. In the case of equity awards designed to be compliant with Section 409A of the Internal Revenue Code, (i) if granted on or prior to the effective date of the executive’s Performance and Retention Agreement, no accelerated payment shall apply (and only accelerated vesting shall apply) and (ii) if granted after the effective date of the executive’s Performance and Retention Agreement, payment of the equity award will be made on the 65th day following the executive’s Qualifying Termination or termination due to death or Disability unless the equity award provides for payment upon the executive’s “separation from service” (as defined in Section 409A of the Internal Revenue Code), in which case payment shall be made as so provided.

Accelerated vesting and/or payment of equity awards under the Performance and Retention Agreements are further subject to (i) the delivery by the executive (or the executive’s estate or other legal representative) of an executed release and waiver of claims against the Company, which release must be irrevocable and effective within 60 days after the date of the executive’s termination, (ii) compliance by the executive with a non-competition and a non-solicitation covenant for 12 months following the date of termination and (iii) compliance with a confidentiality covenant and a non-disparagement covenant at all times. In addition, if vesting or payment of an executive’s equity awards is accelerated by the terms of the Performance and Retention Agreement, the executive may not directly or indirectly transfer or dispose of any shares of Company common stock acquired through such acceleration, with such transfer restriction lapsing as to 25% of the accelerated shares on each three month anniversary of the date of the executive’s Qualifying Termination, death or Disability.

Notwithstanding the above, if a Qualifying Termination of the executive occurs within 12 months following the date of a change in control (as defined in the Performance and Retention Agreements) of the Company or in anticipation of a change in control that actually occurs, the acceleration and payment of the executive’s equity awards will not be subject to the executive’s delivery of a release, compliance with the covenants or the transfer restriction as described in the preceding paragraph.

The provisions of the Performance and Retention Agreements, including the acceleration of vesting and/or payment, supersede any contrary provision in any equity award documentation to the extent the Performance and Retention Agreement is more favorable to the executive. Disputes between the Company and the executive arising out of the Performance and Retention Agreement are to be settled by binding arbitration.

Prior to the entry into the Performance and Retention Agreements, each of these four named executive officers benefited from provisions in their respective offer letters providing for accelerated vesting of 100% of unvested options (50% in the case of Mr. Kasbaum) in the event that such executive was terminated without cause within 12 months following a change of control of the Company. The terms of the Performance and Retention Agreements superseded the acceleration provisions in the respective offer letters of Messrs. Cannon, Karnes, Kasbaum and Artzer.

The following table summarizes the value of the acceleration of equity awards of Messrs. Cannon, Karnes, Kasbaum and Artzer assuming they had been terminated on December 30, 2011 (the last business day of fiscal 2011) under various circumstances, assuming that the Performance and Retention Agreements had been in effect at such time. The terms of Mr. Lyle’s equity awards do not provide for acceleration, and Mr. Lyle has not executed a performance and retention agreement.

Executive Benefits and Payments Upon Termination	Voluntary Termination (No Good Reason)	Good Reason/ Involuntary Not for Cause Termination (including following or in anticipation of a Change in Control)	Involuntary For Cause Termination	Death or Disability
Fred Cannon	—	4,157,175	—	4,157,175
John H. Karnes	—	6,251,226	—	6,251,226
W. Roger Lyle	—	—	—	—
John Kasbaum	—	671,369	—	671,369
Christopher A. Artzer	—	1,345,612	—	1,345,612

Mr. Coates’ and Mr. Cappello’s employment with us terminated effective in September 2011 and October 2011, respectively. Under our separation agreement with Mr. Coates, we agreed to continue paying Mr. Coates’ salary amount for eleven months following separation, waive any right to recoup his signing bonus, provide COBRA continuation of health and dental benefits and reimburse $17,500 of expenses. Under our separation agreement with Mr. Cappello, we agreed to pay Mr. Cappello a lump sum payment of $150,000. Messrs. Coates and Cappello each agreed to non-disparagement provisions and to remain subject to his Proprietary and Confidential Information, Developments, Noncompetition and Nonsolicitation Agreement and each executed a waiver and release of any claims against us.

Except for the arrangements with Messrs. Coates and Cappello described above, none of our named executive officers have any agreements with respect to severance payments.

401(k) Retirement Plan

We maintain a 401(k) retirement plan that is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Contributions to the 401(k) retirement plan are not taxable to employees until withdrawn from the plan. Each participant may elect to contribute a portion of his or her pre-tax compensation to the plan, up to the statutory maximum that was $16,500 for each of 2010 and 2011. We currently match 100% of employees’ contributions up to 3% of base salary, and we match 50% of any additional employee contributions up to 5% of base salary, for a total matching of a maximum of 4% of base salary.

Indemnification Agreements

We have entered into customary indemnification agreements with our directors, executive officers and certain employees. The indemnification agreements and our amended and restated certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

COMPENSATION OF DIRECTORS

Our directors who are affiliated with certain of our other stockholders, Messrs. Kaul and O’Connor and Dr. Bachher, and our employee director, Mr. Cannon, have not received any compensation in connection with their service as directors. For information about the compensation that we pay to Mr. Cannon for his service as an executive officer, please read “Compensation Discussion and Analysis,” the executive compensation tables in this report and the narrative accompanying the executive compensation tables.

For 2011, we paid our non-employee directors who are not affiliated with any of our other stockholders a cash retainer of $2,500 per month, and we compensated them for the reasonable expenses that they incur in connection with their attendance of meetings. These policies applied to Messrs. Alexander, and Whitlock and Drs. Rice and Roach, and applied to Mr. Melo prior to his resignation from our Board of Directors in February 2012. Except for this monthly retainer, we have not paid any cash compensation to any of our directors for their service on the Board of Directors or on committees of the Board of Directors. Each of our non-employee directors who is not affiliated with any of our other stockholders has also been awarded options or stock awards. Effective March 2012, each of our non-employee directors will receive a $180,000 annual retainer, consisting of equity awards with a grant date fair value of $150,000 and, at the director’s election, a $30,000 cash retainer paid quarterly or additional equity awards with a grant date fair value of $30,000. In addition, any such director serving as the chairperson of the audit, compensation or nominating and corporate governance committees will receive an equity award with a grant date fair value of $15,000, $12,000 and $7,500, respectively.

The table below contains information about the compensation paid to our non-employee directors during 2011. Fred Cannon, our President and Chief Executive Officer, receives no compensation for serving as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Ralph Alexander	30,000	—	—	—	30,000
Jagdeep Singh Bachher	—	—	—	—	—
Samir Kaul	—	—	—	—	—
John Melo(3)	30,000		—	—	30,000
Paul O’Connor	—	—	—	—	—
Condoleezza Rice	12,500	3,450,000	—	—	3,462,500
William Roach	30,000	—	—	—	30,000
Gary L. Whitlock	30,000	—	—	—	30,000

(1)	Upon her election to the Board of Directors in August 2011, Dr. Rice was granted 230,000 restricted stock units, which vest in 20 successive and equal quarterly installments over the 60-month period measured from the vesting commencement date. The amount in this column reflects the grant date fair value of her award computed in accordance with Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC Topic 718.
(2)	At December 31, 2011, Mr. Alexander, Mr. Melo, Dr. Roach and Mr. Whitlock held options to purchase 184,698 shares, 211,070 shares, 230,870 shares and 230,870 shares, respectively, of our Class A common stock.
(3)	Mr. Melo resigned from our Board of Directors in February 2012. At the time of his resignation, Mr. Melo held vested options to purchase 40,261 shares of our Class A common stock. Such options will be cancelled pursuant to their terms on May 8, 2012, which date is three months following the date of his resignation, unless earlier exercised.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serve as a member of the Board of Directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our Board of Directors or compensation committee. The members of our compensation committee during the last completed fiscal year were Dr. Bachher and Mr. Kaul.

Mr. Kaul has pecuniary interests in Khosla Ventures and may be deemed to have an interest in certain transactions with us, as more fully described in “Certain Relationships and Related Person Transactions” in Item 13 below.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth information with respect to the beneficial ownership of our Class A common stock and Class B common stock as of March 31, 2012 by:

•

each person who is known by us, based solely on statements filed by such persons pursuant to Section 13(d) or 13(g) or Section 16 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, to beneficially own 5% or more of our outstanding Class A common stock or Class B common stock;

•

our President and Chief Executive Officer, our Chief Financial Officer and the six other executive officers and former executive officers whose names appear in the “Summary Compensation Table” (our “named executive officers”);

•	each of our current directors; and

•	all of our executive officers and directors as a group (15 persons).

We have determined beneficial ownership in accordance with the rules of the SEC. Under these rules, beneficial ownership includes any shares as to which a person or entity has sole or shared voting power or investment power. These rules also provide that a person or entity below beneficially owns any shares issuable upon the exercise of stock options, warrants or other rights held by such person or entity that were exercisable on or within 60 days of March 31, 2012. Except as otherwise indicated, to our knowledge the persons and entities listed below have sole voting and investment power with respect to all shares of our common stock beneficially owned by them, except to the extent this power may be shared with a spouse. Unless otherwise indicated, the address of each stockholder listed below is 13001 Bay Park Road, Pasadena, Texas 77507.

In computing the number of shares of common stock beneficially owned by a person or entity and the percentage ownership of that person or entity, we deemed outstanding shares of common stock subject to options or warrants held by that person or entity that are currently exercisable or exercisable within 60 days of March 31, 2012. We did not deem these shares outstanding for the purpose of calculating the percentage ownership of any other person or entity.

As of March 31, 2012, the Company had issued and outstanding 42,890,043 shares of Class A common stock and 61,050,626 shares of Class B common stock.

	Class A Common Stock(1)		Class B Common Stock(2)		% of Total Voting Power
	Shares	%	Shares	%
5% Stockholders
Entities affiliated with Khosla Ventures(3)	10,929,962	25.5%	46,259,738	75.8%	72.4%
Entities affiliated with Artis Capital Management, L.P.(4)	17,528,383	40.9%	—	—	2.7%
Entities affiliated with Alberta Investment Management Corporation(5)	8,561,143	20.0%	—	—	1.3%
BIOeCON B.V.(6)	—	—	13,191,838	21.6%	20.2%
Directors and Executive Officers
Fred Cannon(7)	1,582,589	3.7%	3,461,238	5.7%	5.3%
John Karnes(7)(8)	58,969	*	—	—	*
T. Kevin DeNicola(9)	—	—	—	—	—
W. Roger Lyle(7)	3,229	*	—	—	*
John Kasbaum(7)	216,767	*	—	—	*
Christopher A. Artzer(7)	5,418	*	—	—	*
William K. Coates(9)	—	—	—	—	—
Joseph S. Cappello(9)	—	—	—	—	—

	Class A Common Stock(1)		Class B Common Stock(2)		% of Total Voting Power
	Shares	%	Shares	%
Ralph Alexander(7)	11,546	*	—	—	*
Jagdeep Singh Bachher(10)	8,561,143	20.0%	—	—	1.3%
Samir Kaul(11)	0	—	—	—	—
Paul O’Connor(12)	0	—	13,191,838	21.6%	20.2%
Condoleezza Rice(8)	223,500	*	—	—	*
William Roach(7)	80,805	*	—	—	*
Gary L. Whitlock(7)	57,718	*	—	—	*
Executive officers and directors as a group (15 persons)(7)	10,801,682	25.2%	16,653,076	27.3%	26.0%

*	Less than one percent.
(1)	Class A common stock has a voting right of one vote per share.
(2)	Class B common stock has a voting right of 10 votes per share.
(3)	Includes (A) 42,449,224 shares of Class B common stock held by Khosla Ventures II, L.P. (“Khosla II”), 3,330,514 shares of Class B common stock held by members or affiliates of members of Khosla Ventures Associates II, LLC (“KVA II”), (B) 480,000 shares of Class B common stock held by Khosla Ventures III, L.P. (“Khosla III”), (C) 9,409,935 shares of Class A common stock held by Khosla III, (D) 1,125,000 shares of Class A common stock held by KFT Trust (Vinod Khosla, Trustee), and (E) exercisable warrants to purchase 395,027 shares of Class A common stock, issued in connection with our Loan and Security Agreement dated January 26, 2012, held by KFT Trust (Vinod Khosla, Trustee). Vinod Khosla is the managing member of VK Services, LLC (“VK Services”). VK Services is the manager of each of KVA II and Khosla Ventures Associates III, LLC (“KVA III”). KVA II is the general partner of Khosla II and KVA III is the general partner of Khosla III. The members or affiliates of members of KVA II who directly hold shares of Class B common stock have granted Khosla II voting and investment power with respect to such shares. Vinod Khosla, VK Services, KVA II and KVA III may be deemed to have indirect beneficial ownership of the shares held by Khosla II, members or affiliates of members of KVA II and Khosla III, as applicable. Vinod Khosla, VK Services and KVA II disclaim beneficial ownership of the shares held by Khosla II and members or affiliates of members of KVA II, except to the extent of their respective pecuniary interests therein. Vinod Khosla, VK Services and KVA III disclaim beneficial ownership of the shares held by Khosla III, except to the extent of their respectively pecuniary interests therein. Mr. Khosla and his spouse are the trustees of KFT Trust. Mr. Khosla may be deemed to possess voting and investment control over such shares, and to have indirect beneficial ownership of such shares. Mr. Khosla disclaims beneficial ownership of the shares held by KFT Trust except to the extent of his pecuniary interest therein. The address for Mr. Khosla and these entities is 3000 Sand Hill Road, Building 3, Suite 170, Menlo Park, CA 94025.
(4)	The address for each of these entities is c/o Artis Capital Management, L.P., One Market Plaza, Steuart Street Tower, Suite 2700, San Francisco, California 94105.
(5)	Includes (A) 2,795,395 shares of Class A common stock and an exercisable warrant to purchase 278,055 shares of Class A common stock issued in connection with our Loan and Security Agreement dated January 26, 2012 held by 1538731 Alberta Ltd. and (B) 4,991,221 shares of Class A common stock and an exercisable warrant to purchase 496,472 shares of Class A common stock issued in connection with our Loan and Security Agreement dated January 26, 2012 held by 1538716 Alberta Ltd. The address for each of these entities is c/o Alberta Investment Management Corporation, 1100-10830 Jasper Avenue, Edmonton, AB, Canada T5J 2B3. AIMCo disclaims beneficial ownership of the Company’s shares reported herein in which AIMCo has no actual pecuniary interest.
(6)	The address of BIOeCON B.V. is Hogebrinkerweg 15 e, 3871 KM Hoevelaken, the Netherlands.
(7)	27,454,758 shares beneficially owned includes the following shares that are subject to options that were exercisable on, or become exercisable within 60 days of, March 31, 2012.

Name of Beneficial Owner	Shares Subject to Options Exercisable within 60 days of March 31, 2012
Ralph Alexander	11,546
Christopher A. Artzer	—
Fred Cannon	3,835,934
John Karnes	—
John Kasbaum	214,667
W. Roger Lyle	—
William Roach	80,805
Gary L. Whitlock	57,718

Total	4,200,670

(8)	Includes shares of restricted stock granted pursuant to equity awards. Pursuant to the terms of the applicable incentive plan and the agreements underlying such awards, the recipients may vote such shares prior to vesting, and may therefore be deemed to have beneficial ownership of such shares.
(9)	Mr. DeNicola (our former Chief Financial Officer), Mr. Coates (our former Chief Operating Officer) and Mr. Cappello (our former President of International) terminated their employment with us effective in January 2011, September 2011 and October 2011, respectively. Following termination of his employment, Mr. DeNicola forfeited vested options to purchase shares of our Class B common stock pursuant to the terms of such options. All of the respective equity awards of Messrs. Coates and Cappello were unvested at the times such respective officers’ employment with us terminated, and such awards were forfeited pursuant to their terms.
(10)	Dr. Bachher, one of our directors, is the Chief Operating Officer of AIMCo and as such may be deemed to have voting and investment power with respect to shares held by entities affiliated with AIMCo. Dr. Bachher disclaims beneficial ownership of all of these shares. The address for Dr. Bachher and these entities is 1100-10830 Jasper Avenue, Edmonton, AB, Canada T5J 2B3.
(11)	Mr. Kaul, one of our directors, is a member of KVA II and KVA III, the general partner of Khosla II and Khosla III, respectively. Mr. Kaul has no voting or investment power with respect the shares of our common stock beneficially owned by these entities. Mr. Kaul disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein, including 1,408,020 shares of Class B common stock held by The Kaul Family Trust Dated July 20, 2009 and 504,000 shares of Class B common stock held in trusts for the benefit of Mr. Kaul’s children. Mr. Kaul is the trustee of The Kaul Family Trust Dated July 20, 2009, and each of Mr. Kaul, Mr. Kaul’s wife and Mr. Kaul’s father are trustees of the trusts for the benefit of Mr. Kaul’s children, but Khosla II has been granted voting and investment control over such shares. The address for Mr. Kaul and these entities is 3000 Sand Hill Road, Building 3, Suite 170, Menlo Park, CA 94025.
(12)	Paul O’Connor, one of our directors and stockholders, is the founder, an indirect controlling stockholder and Director of Science and Technology of BIOeCON B.V. As such, he may be deemed to have voting and investment power over the shares held by BIOeCON B.V. The address for Mr. O’Connor and BIOeCON B.V. is Hogebrinkerweg 15 e, 3871 KM Hoevelaken, the Netherlands.

Equity Compensation Plans

Information concerning our equity compensation plans at December 31, 2011 is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	13,780,985	$1.71	9,749,086	(2)
Equity compensation plans not approved by security holders	—	—	—

Total	13,780,985	$1.71	9,749,086

(1)	This weighted-average exercise price does not reflect the shares issuable upon settlement of outstanding grants of restricted stock or restricted stock units.
(2)	Consists of shares reserved for issuance for future awards under our 2011 Long-Term Incentive Plan. No shares are reserved for future issuance under our amended and restated 2007 Stock Option/Stock Issuance Plan other than shares issuable upon exercise of equity awards outstanding under such plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Since January 1, 2011, we have entered into the following transactions and contractual arrangements with our officers, directors and principal stockholders. Prior to our initial public offering, we did not have formal policies and procedures regarding the review and approval of related person transactions, however, all transactions outside of the ordinary course of business between us and any of our officers, directors and principal stockholders were approved by our Board of Directors. In connection with our initial public offering, our Board of Directors adopted a written policy that requires our audit committee to review on an annual basis all transactions with related persons, or in which a related person has a direct or indirect interest, and to determine whether to ratify or approve the transaction after consideration of the related person’s interest in the transaction and other material facts. We believe that the terms of the arrangements and agreements below are at least as favorable as they would have been had we contracted with an unrelated third person.

Certain Relationships and Related Person Transactions

Equity Financings

In April 2011, we issued and sold an aggregate of 11,219,908 shares of our Series C convertible preferred stock at $4.902 per share for an aggregate purchase price of approximately $55.0 million, of which 3,059,976 shares were issued to entities affiliated with Khosla Ventures. Although none of our executive officers or directors purchased Series C convertible preferred stock, pursuant to a voting agreement last amended and restated on April 21, 2011, Khosla Ventures had a representative, Samir Kaul, serving on our Board of Directors at the time the Series C convertible preferred stock was purchased. Mr. Kaul may have been considered to beneficially own any Series C convertible preferred stock purchased by the entities with which he is affiliated. Mr. Kaul disclaims beneficial ownership of these securities.

Stockholder Agreements

We have entered into an investors’ rights agreement with the purchasers of our convertible preferred stock and certain holders of common stock and warrants to purchase our convertible preferred stock, including entities with which certain of our directors are affiliated. The investors’ rights agreement grants certain registration rights.

Loan and Security Agreement

In January 2012, we entered into a loan and security agreement with 1538731 Alberta Ltd. (“Alberta 1538731”) as agent and lender, 1538716 Alberta Ltd. (“Alberta 1538716” and collectively with Alberta 1538731, the “Alberta Lenders”) and KFT Trust, Vinod Khosla, Trustee (“Khosla” and collectively with the Alberta Lenders, hereinafter, the “Lenders”). Pursuant to the loan and security agreement, the Alberta Lenders have made a term loan to us in the principal amount of $50 million and Khosla has made a term loan to us in the principal amount of $25 million (together, the “Loan Advance”). The Loan Advance bears interest at a rate of 16.0% per annum.

We agreed to pay interest on the Loan Advance in arrears on the first day of each month, beginning March 1, 2012. We may elect payment of paid-in-kind interest, instead of cash interest, during the first twelve months during which the Loan Advance is outstanding. For paid-in-kind interest, the interest is added to the principal balance of the loan. We elected payment of paid-in-kind interest on March 1, 2012 and April 1, 2012, which added an additional $2.2 million principal amount to the Loan Advance. As of April 25, 2012, the principal balance of the loan was $77.2 million.

We also agreed to pay the Lenders an end of term charge equal to the sum of $6,750,000 plus 9% of the aggregate amount of all interest paid-in-kind (instead of cash interest) upon the earlier to occur of the maturity of the Loan Advance, prepayment in full of the Loan Advance, or when the Loan Advance becomes due and payable upon acceleration. We are amortizing the end of charge term to interest expense and increasing the liability for the end of term charge over the life of the loan. We amortized and accrued approximately $369,000 as of March 31, 2012, which is included in the principal balance of the loan.

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

Jagdeep Bachher, one of our directors, is Deputy Chief Investment Officer, Change Management of Alberta Investment Management Corp., which we also refer to as AIMCo. AIMCo, whose sole stockholder is the Province of Alberta, Canada, is an institutional investment fund manager whose clients include certain pension, endowment and government funds in the Province of Alberta. Certain clients of AIMCo own the Alberta Lenders. Vinod Khosla is the managing member of VK Services, LLC which is the manager of KVA II and KVA III. KVA II and KVA III are the general partners of Khosla II and Khosla III, respectively, who are our stockholders. Certain shares of our Class A common stock are held by an entity affiliated with Mr. Khosla, and Mr. Khosla may be deemed to have indirect beneficial ownership of such shares. As a result, Mr. Khosla may be deemed to possess voting and investment control over (and indirect beneficial ownership of) more than 60% of the outstanding shares of Class A common stock of the Company. Mr. Kaul is also a member of KVA II and KVA III.

Policies and Procedures for Related Person Transactions

As provided by our audit committee charter, our audit committee is responsible for reviewing and approving in advance any related person transaction. Prior to the creation of our audit committee, our full Board of Directors reviewed related person transactions.

Our Board of Directors has adopted a written Related Party Transaction Approval Policy that documents procedures pursuant to which related person transactions are reviewed, approved or ratified. The policy applies to any transaction, without regard to the dollar amount involved, in which:

•	we or any of our subsidiaries is a participant; and

•	any related person has a direct or indirect interest.

The audit committee, with assistance from our General Counsel, is responsible for reviewing and, where appropriate, approving or ratifying any related person transaction involving us or our subsidiaries and related persons. In determining whether to approve a related person transaction, the committee considers (1) whether the terms of the transaction are fair to the company and no less favorable than those obtainable under similar circumstances if a related person were not involved; (2) whether the transaction is material, considering the interest of the related person, the relationship of the related person to the transaction, the amount involved and the significance of the transaction to our investors in light of all circumstances; (3) whether the transaction would impair the independence of a non-employee director; and (4) whether the transaction would present an improper conflict of interest for a director or executive officer.

Director Independence

Our Board of Directors currently consists of eight members. We have determined that five of these directors, Messrs. Alexander and Whitlock and Drs. Bachher, Rice and Roach, are independent in accordance with the listing requirements of The Nasdaq Global Select Market. The listing standards relating to general independence consist of both a requirement for a board determination that the director has no material relationship with the listed company and a listing of several specific relationships that preclude independence.

In making its subjective determination regarding the independence of Messrs. Alexander and Whitlock and Drs. Bachher, Rice and Roach, the Board reviewed and discussed additional information provided by the directors and the Company with regard to each of the director’s business and personal activities as they related to the Company and its management. In connection with its determination as to the independence of Dr. Bachher, the Board has considered that entities affiliated with AIMCo, for which Dr. Bachher is Deputy Chief Investment Officer, Change Management, own approximately 20% of our Class A common stock, representing approximately 1.3% of the total voting power of our stockholders. In addition, in January 2012 we entered into a loan and security agreement with certain lenders, including certain pension, endowment and government funds in the Province of Alberta for which AIMCo acts as an institutional fund manager. The Board believes that these transactions and relationships do not adversely affect Dr. Bachher’s ability or willingness to act in the best interests of the Company and its stockholders or otherwise compromise his independence.

The Board also determined that Mr. John Melo, who served as a director from July 2010 until his resignation from the Board in February 2012, was an independent director in accordance with the listing requirements of The Nasdaq Global Select Market during the time he served as a director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm’s Fees

The following table sets forth the fees billed to us by PricewaterhouseCoopers LLP for professional services rendered in connection with the audit of the Company’s annual financial statements for the years ended December 31, 2011 and 2010, the review of the Company’s quarterly financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended June 30, 2011 and September 30, 2011 and for services rendered in connection with our initial public offering and related SEC filings during 2011.

	Year Ended December 31,
	2011	2010
Audit Fees	$453,000	$395,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$453,000	$395,000

Audit Fees — This category includes the aggregate fees billed or accrued for each of the last two fiscal years for professional services rendered by the independent auditors for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Original Form 10-K, its Registration Statement on Form S-1 and Quarterly Reports filed with the SEC or services that are normally provided by the accountant in connection with other statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees — This category includes the aggregate fees billed in each of the last two fiscal years for services by the independent auditors that are reasonably related to the performance of the audits of the financial statements and are not reported above under “Audit Fees.”

Tax Fees — This category includes the aggregate fees billed in each of the last two years for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice.

All Other Fees — This category includes the aggregate fees billed in each of the last two fiscal years for products and services by the independent auditors that are not reported under “Audit Fees,” “Audit Related Fees,” or “Tax Fees.

Audit Committee Preapproval Policy

The audit committee has adopted a policy that all audit, review or attest engagements and permissible non-audit services, including the fees and terms thereof, to be performed by our independent registered public accounting firm (subject to, and in compliance with, the de minimis exception for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and the applicable rules and regulation of the SEC) will be subject to specific pre-approval of the audit committee. No non-audit services were performed by PricewaterhouseCoopers LLP pursuant to the de minimis exception in 2011, and no services were provided other than in accordance with the pre-approval polices and procedures described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report on Form 10-K:

(1)	Financial Statements. Reference is made to the Index to the registrant’s the Financial Statements under Item 8 in Part II of this Form 10-K. ‡

(2)	Financial Statement Schedules. All financial statement schedules have been omitted because they are not applicable or are not required, or because the information required to be set forth therein is included in the consolidated financial statements or notes thereto.‡

(3)	Exhibits. The exhibits listed on the accompanying index to exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this report on Form 10-K.

‡	Previously filed with the Original Form 10-K, which is being amended hereby.

(b) Exhibits

The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of KiOR, Inc.	S-8	333-175220	4.1	June 29, 2011

3.2	Amended and Restated Bylaws of KiOR, Inc.	S-8	333-175220	4.2	June 29, 2011

4.1	Specimen Stock Certificate representing Class A common stock.	S-1	333-173440	4.1	June 10, 2011

4.2	Amended and Restated Investors’ Rights Agreement dated April 21, 2011, among the Registrant and the Registrant’s securityholders listed therein.	S-1	333-173440	4.2	May 18, 2011

4.3	Preferred Stock Purchase Warrant issued December 30, 2008 by KiOR, Inc. to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.4	April 11, 2011

4.4	Preferred Stock Purchase Warrant issued January 27, 2010 by KiOR, Inc. to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.5	April 11, 2011

4.5	Preferred Stock Purchase Warrant issued January 27, 2010 by KiOR, Inc. to Leader Equity LLC.	S-1	333-173440	4.6	April 11, 2011

4.6	Warrant to Purchase Stock issued March 17, 2010, by KiOR, Inc. to Silicon Valley Bank.	S-1	333-173440	4.7	April 11, 2011

4.7	Form of Class A Common Stock Purchase Warrant issued July 28, 2010.	S-1	333-173440	4.7	May 18, 2011

4.8	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of January 26, 2012 issued by the Company to 1538731 Alberta Ltd.	8-K	001-35213	10.2	January 27, 2012

4.9	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of January 26, 2012 issued by the Company to 1538716 Alberta Ltd.	8-K	001-35213	10.3	January 27, 2012

4.10	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of January 26, 2012 issued by the Company to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	10.4	January 27, 2012

4.11	Loan and Security Agreement No. 1451, dated as of December 30, 2008, between KiOR, Inc. and Lighthouse Capital Partners VI, L.P. ( “Loan 1451”).	S-1	333-173440	4.8	June 1, 2011

4.12	Amendment No. 1, dated as of February 28, 2011, to Loan 1451.	S-1	333-173440	4.9	May 18, 2011

4.13	Amendment No. 2, dated as of April 12, 2011, to Loan 1451.	S-1	333-173440	4.10	May 18, 2011

4.14	Loan and Security Agreement No. 1452, dated as of January 27, 2010, between KiOR, Inc. and Lighthouse Capital Partners VI, L.P., as Agent ( “Loan 1452”).	S-1	333-173440	4.11	June 1, 2011

4.15	Amendment No. 1, dated as of June 30, 2010, to Loan 1452.	S-1	333-173440	4.12	May 18, 2011

4.16	Amendment No. 2, dated as of February 28, 2011, to Loan 1452.	S-1	333-173440	4.13	June 1, 2011

4.17	Amendment No. 3, dated as of April 12, 2011, to Loan 1452.	S-1	333-173440	4.14	May 18, 2011

4.18	Preferred Stock Purchase Warrant issued June 6, 2011 to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.15	June 10, 2011

4.19	Preferred Stock Purchase Warrant issued June 6, 2011 to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.16	June 10, 2011

4.20	Preferred Stock Purchase Warrant issued June 6, 2011 to Leader Lending, LLC.	S-1	333-173440	4.17	June 10, 2011

10.1	Loan Agreement, dated as of March 17, 2011, between KiOR Columbus LLC and the Mississippi Development Authority.	S-1	333-173440	10.1	April 11, 2011

10.2	Purchase Money Security Agreement dated March 17, 2011, between KiOR Columbus LLC and the Mississippi Development Authority.	S-1	333-173440	10.2	April 11, 2011

10.3	Loan and Security Agreement dated as of January 26, 2012 among the Company, KiOR Columbus LLC, 1538731 Alberta Ltd., 1538716 Alberta Ltd. and KFT Trust, Vinod Khosla, Trustee.	8-K	001-35213	10.1	January 27, 2012

10.4†	Amended and Restated 2007 Stock Option/Stock Issuance Plan.	S-1	333-173440	10.3	April 11, 2011

10.5†	Form of Option Award Agreement under the Amended and Restated 2007 Stock Option/Stock Issuance Plan.	S-1	333-173440	10.4	April 11, 2011

10.6†	Form of Stock Award Agreement under the Amended and Restated 2007 Stock Option/Stock Issuance Plan.	S-1	333-173440	10.5	April 11, 2011

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.7†	Form of 409A Option Award Agreement under the Amended and Restated 2007 Stock Option/Stock Issuance Plan.	S-1	333-173440	10.6	June 1, 2011

10.8†	2011 Long-Term Incentive Plan.	10-Q	001-35213	10.2	August 15, 2011

10.9†‡	Form of Incentive Option Award Agreement under the 2011 Long-Term Incentive Plan.

10.10†‡	Form of Restricted Stock Award Agreement under the 2011 Long-Term Incentive Plan.

10.11†‡	Form of Non-Qualified Option Award Agreement under the 2011 Long-Term Incentive Plan.

10.12†‡	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan.

10.13†	Form of Indemnification Agreement.	S-1	333-173440	10.8	May 18, 2011

10.14	Memorandum of Understanding, dated as of April 14, 2011, among KiOR, Inc., KiOR Columbus, LLC, Lowndes County, Mississippi, the Lowndes County Port Authority and the City of Columbus, Mississippi.	S-1	333-173440	10.9	May 18, 2011

10.15	Hydrogen On-Site Supply Agreement, dated as of December 10, 2010, by and between Matheson Tri-Gas, Inc. and KiOR, Inc.	S-1	333-173440	10.10	May 18, 2011

10.16*	Feedstock Supply Agreement, dated as of May 27, 2011, between Catchlight Energy LLC and KiOR Columbus LLC.	S-1	333-173440	10.11	June 10, 2011

10.17†	Form of Performance and Retention Agreement.	8-K	001-35213	10.1	March 15, 2012

10.18†	Agreement with Joseph S. Cappello.					X

10.19†	Agreement with William Coates.					X

21.1‡	Subsidiaries.

23.1‡	Consent of PricewaterhouseCoopers LLP.

23.2‡	Consent of TIAX LLC.

31.1‡	Rule 13a-14(a)/15d-14(a) Certification of Fred Cannon (Principal Executive Officer).

31.2‡	Rule 13a-14(a)/15d-14(a) Certification of John Karnes (Principal Financial Officer).

31.3	Rule 13a-14(a)/15d-14(a) Certification of Fred Cannon (Principal Executive Officer).					X

31.4	Rule 13a-14(a)/15d-14(a) Certification of John Karnes (Principal Financial Officer).					X

32.1‡	Section 1350 Certification of Fred Cannon (Principal Executive Officer) and John Karnes (Principal Financial Officer).

101.INS‡	XBRL Instance Document.

101.SCH‡	XBRL Taxonomy Extension Schema Document.

101.CAL‡	XBRL Taxonomy Calculation Linkbase Document.

101.LAB‡	XBRL Taxonomy Label Linkbase Document.

101.PRE‡	XBRL Taxonomy Presentation Linkbase Document.

101.DEF‡	XBRL Taxonomy Extension Definition Linkbase Document.

*	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
†	Management contracts or compensatory plans or arrangements.
‡	Previously filed with the Original Form 10-K, which is being amended hereby.

Agreements with respect to certain of the Registrant’s long-term debt are not filed as Exhibits hereto inasmuch as the debt authorized under any such agreement does not exceed 10% of the Registrant’s total assets. The Registrant agrees to furnish a copy of each such agreement to the SEC upon request.

(c) Financial Statement Schedules

Reference is made to Item 15(a)(2) above.‡

‡	Previously filed filed with the Original Form 10-K, which is being amended hereby.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KiOR, INC.

Date: April 27, 2012	By:	/s/ John H. Karnes
John H. Karnes,
Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of KiOR, Inc.	S-8	333-175220	4.1	June 29, 2011

3.2	Amended and Restated Bylaws of KiOR, Inc.	S-8	333-175220	4.2	June 29, 2011

4.1	Specimen Stock Certificate representing Class A common stock.	S-1	333-173440	4.1	June 10, 2011

4.2	Amended and Restated Investors’ Rights Agreement dated April 21, 2011, among the Registrant and the Registrant’s securityholders listed therein.	S-1	333-173440	4.2	May 18, 2011

4.3	Preferred Stock Purchase Warrant issued December 30, 2008 by KiOR, Inc. to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.4	April 11, 2011

4.4	Preferred Stock Purchase Warrant issued January 27, 2010 by KiOR, Inc. to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.5	April 11, 2011

4.5	Preferred Stock Purchase Warrant issued January 27, 2010 by KiOR, Inc. to Leader Equity LLC.	S-1	333-173440	4.6	April 11, 2011

4.6	Warrant to Purchase Stock issued March 17, 2010, by KiOR, Inc. to Silicon Valley Bank.	S-1	333-173440	4.7	April 11, 2011

4.7	Form of Class A Common Stock Purchase Warrant issued July 28, 2010.	S-1	333-173440	4.7	May 18, 2011

4.8	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of January 26, 2012 issued by the Company to 1538731 Alberta Ltd.	8-K	001-35213	10.2	January 27, 2012
4.9	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of January 26, 2012 issued by the Company to 1538716 Alberta Ltd.	8-K	001-35213	10.3	January 27, 2012

4.10	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of January 26, 2012 issued by the Company to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	10.4	January 27, 2012

4.11	Loan and Security Agreement No. 1451, dated as of December 30, 2008, between KiOR, Inc. and Lighthouse Capital Partners VI, L.P. ( “Loan 1451”).	S-1	333-173440	4.8	June 1, 2011

4.12	Amendment No. 1, dated as of February 28, 2011, to Loan 1451.	S-1	333-173440	4.9	May 18, 2011

4.13	Amendment No. 2, dated as of April 12, 2011, to Loan 1451.	S-1	333-173440	4.10	May 18, 2011

4.14	Loan and Security Agreement No. 1452, dated as of January 27, 2010, between KiOR, Inc. and Lighthouse Capital Partners VI, L.P., as Agent ( “Loan 1452”).	S-1	333-173440	4.11	June 1, 2011

4.15	Amendment No. 1, dated as of June 30, 2010, to Loan 1452.	S-1	333-173440	4.12	May 18, 2011

4.16	Amendment No. 2, dated as of February 28, 2011, to Loan 1452.	S-1	333-173440	4.13	June 1, 2011

4.17	Amendment No. 3, dated as of April 12, 2011, to Loan 1452.	S-1	333-173440	4.14	May 18, 2011

4.18	Preferred Stock Purchase Warrant issued June 6, 2011 to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.15	June 10, 2011

4.19	Preferred Stock Purchase Warrant issued June 6, 2011 to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.16	June 10, 2011

4.20	Preferred Stock Purchase Warrant issued June 6, 2011 to Leader Lending, LLC.	S-1	333-173440	4.17	June 10, 2011

10.1	Loan Agreement, dated as of March 17, 2011, between KiOR Columbus LLC and the Mississippi Development Authority.	S-1	333-173440	10.1	April 11, 2011

10.2	Purchase Money Security Agreement dated March 17, 2011, between KiOR Columbus LLC and the Mississippi Development Authority.	S-1	333-173440	10.2	April 11, 2011

10.3	Loan and Security Agreement dated as of January 26, 2012 among the Company, KiOR Columbus LLC, 1538731 Alberta Ltd., 1538716 Alberta Ltd. and KFT Trust, Vinod Khosla, Trustee.	8-K	001-35213	10.1	January 27, 2012

10.4†	Amended and Restated 2007 Stock Option/Stock Issuance Plan.	S-1	333-173440	10.3	April 11, 2011

10.5†	Form of Option Award Agreement under the Amended and Restated 2007 Stock Option/Stock Issuance Plan.	S-1	333-173440	10.4	April 11, 2011

10.6†	Form of Stock Award Agreement under the Amended and Restated 2007 Stock Option/Stock Issuance Plan.	S-1	333-173440	10.5	April 11, 2011

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.7†	Form of 409A Option Award Agreement under the Amended and Restated 2007 Stock Option/Stock Issuance Plan.	S-1	333-173440	10.6	June 1, 2011

10.8†	2011 Long-Term Incentive Plan.	10-Q	001-35213	10.2	August 15, 2011

10.9†‡	Form of Incentive Option Award Agreement under the 2011 Long-Term Incentive Plan.

10.10†‡	Form of Restricted Stock Award Agreement under the 2011 Long-Term Incentive Plan.

10.11†‡	Form of Non-Qualified Option Award Agreement under the 2011 Long-Term Incentive Plan.

10.12†‡	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan.

10.13†	Form of Indemnification Agreement.	S-1	333-173440	10.8	May 18, 2011

10.14	Memorandum of Understanding, dated as of April 14, 2011, among KiOR, Inc., KiOR Columbus, LLC, Lowndes County, Mississippi, the Lowndes County Port Authority and the City of Columbus, Mississippi.	S-1	333-173440	10.9	May 18, 2011

10.15	Hydrogen On-Site Supply Agreement, dated as of December 10, 2010, by and between Matheson Tri-Gas, Inc. and KiOR, Inc.	S-1	333-173440	10.10	May 18, 2011

10.16*	Feedstock Supply Agreement, dated as of May 27, 2011, between Catchlight Energy LLC and KiOR Columbus LLC.	S-1	333-173440	10.11	June 10, 2011

10.17†	Form of Performance and Retention Agreement.	8-K	001-35213	10.1	March 15, 2012

10.18†	Agreement with Joseph S. Cappello.					X

10.19†	Agreement with William Coates.					X

21.1‡	Subsidiaries.

23.1‡	Consent of PricewaterhouseCoopers LLP.

23.2‡	Consent of TIAX LLC.

31.1‡	Rule 13a-14(a)/15d-14(a) Certification of Fred Cannon (Principal Executive Officer).

31.2‡	Rule 13a-14(a)/15d-14(a) Certification of John Karnes (Principal Financial Officer).

31.3	Rule 13a-14(a)/15d-14(a) Certification of Fred Cannon (Principal Executive Officer).					X

31.4	Rule 13a-14(a)/15d-14(a) Certification of John Karnes (Principal Financial Officer).					X

32.1‡	Section 1350 Certification of Fred Cannon (Principal Executive Officer) and John Karnes (Principal Financial Officer).

101.INS‡	XBRL Instance Document.

101.SCH‡	XBRL Taxonomy Extension Schema Document.

101.CAL‡	XBRL Taxonomy Calculation Linkbase Document.

101.LAB‡	XBRL Taxonomy Label Linkbase Document.

101.PRE‡	XBRL Taxonomy Presentation Linkbase Document.

101.DEF‡	XBRL Taxonomy Extension Definition Linkbase Document.

*	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
†	Management contracts or compensatory plans or arrangements.
‡	Previously filed filed with the Original Form 10-K, which is being amended hereby.

Agreements with respect to certain of the Registrant’s long-term debt are not filed as Exhibits hereto inasmuch as the debt authorized under any such agreement does not exceed 10% of the Registrant’s total assets. The Registrant agrees to furnish a copy of each such agreement to the SEC upon request.