Form 10-Q
period 2012-03-31
Kior Inc
filed 2012-05-15
CIK 1418862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Former name, former address and former fiscal year, if changed since last report: N/A

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

There were 43,220,478 and 61,052,526 shares of the registrant’s Class A and Class B common stock, respectively, outstanding on May 7, 2012.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets — March 31, 2012 and December 31, 2011	3

Condensed Consolidated Statements of Operations — Three Months Ended March 31, 2012 and 2011	4

Condensed Consolidated Statements of Convertible Preferred Stock, Stockholders’ Equity (Deficit) and Comprehensive Loss	5

Condensed Consolidated Statements of Cash Flows — Three Months Ended March 31, 2012 and 2011	7

Notes to Condensed Consolidated Financial Statements	9

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	29

ITEM 4. Controls and Procedures	29

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	30

ITEM 1A. Risk Factors	30

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

ITEM 6. Exhibits	30

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

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

These forward-looking statements are subject to a number of important risks, uncertainties and assumptions. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. The following factors, among others, could cause actual results to differ materially and adversely from those contained in forward-looking statements made in this Quarterly Report: our ability to commercialize successfully our cellulosic gasoline and diesel, our ability to effectively scale our proprietary technology platform and process design, the cost of constructing, operating and maintaining facilities necessary to produce our cellulosic gasoline and diesel in commercial volumes, our ability to raise additional capital in the future in order to expand our business, the availability of cash to invest in the ongoing needs of our business, our ability to obtain government regulatory approvals for the registration of our products as transportation fuels or as cellulosic biofuel, the ability of our initial-scale commercial production facility currently under construction to satisfy the technical, commercial and production requirements under offtake agreements relating to the sale of cellulosic gasoline, diesel and fuel oil, market acceptance of our cellulosic gasoline and diesel, and our ability to obtain and maintain intellectual property protection for our products and processes, as well as other risks and uncertainties described in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011. Moreover, we operate in a competitive and rapidly changing environment in which new risks emerge from time to time. It is not possible for our management to predict all risks.

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

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$152,226	$131,637
Prepaid expenses and other current assets	1,022	1,000

Total current assets	153,248	132,637
Property, plant and equipment, net	207,186	169,923
Intangible assets, net	2,185	2,233
Other assets	1,672	471

Total assets	$364,291	$305,264

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,438	$5,506
Accounts payable	8,038	6,496
Accrued capital expenditures	11,698	14,571
Accrued liabilities	5,212	2,648

Total current liabilities	28,386	29,221
Long-term debt, less current portion, net of discount of $40,402 and $31,852 at March 31, 2012 and December 31, 2011, respectively	110,798	47,304

Total liabilities	139,184	76,525

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock — $0.0001 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized at March 31, 2012 and December 31, 2011, respectively; 42,890,043 and 40,815,079 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	4	4
Class B common stock — $0.0001 par value; 70,800,000 shares authorized at March 31, 2012 and December 31, 2011, respectively; 61,050,626 and 61,425,575 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	6	6
Additional paid-in capital	372,298	359,108
Deficit accumulated during the development stage	(147,201)	(130,379)

Total stockholders’ equity	225,107	228,739

Total liabilities and stockholders’ equity	$364,291	$305,264

See accompanying notes to condensed consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

			Period from
			July 23, 2007
			(Date of
			Inception)
	Three Months Ended March 31,		through March 31,
	2012	2011	2012
	(Amounts in thousands, except per share data)
Operating expenses:
Research and development expenses	$(7,851)	$(7,271)	$(75,441)
General and administrative expenses	(8,016)	(4,189)	(44,334)
Depreciation and amortization expense	(683)	(523)	(5,515)

Loss from operations	(16,550)	(11,983)	(125,290)

Other income (expense), net:
Interest income	2	—	178
Beneficial conversion feature expense related to convertible promissory note	—	—	(10,000)
Interest expense, net of amounts capitalized	(274)	—	(2,328)
Foreign currency loss	—	—	(435)
Loss from change in fair value of warrant liability	—	(1,410)	(9,279)

Other expense, net	(272)	(1,410)	(21,864)

Loss before income taxes	(16,822)	(13,393)	(147,154)
Income tax expense:
Income tax expenses – current	—	—	(47)

Net loss	$(16,822)	$(13,393)	$(147,201)

Net loss per share of Class A common stock, basic and diluted	$(.16)	$—

Net loss per share of Class B common stock, basic and diluted	$(.16)	$(.16)

Weighted-average Class A and B common shares outstanding, basic and diluted	103,139	16,330

Other comprehensive loss:
Other comprehensive loss	—	—	—

Comprehensive loss	$(16,822)	$(13,393)	$(147,201)

See accompanying notes to condensed consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Statements of Convertible Preferred Stock, Stockholders’ Equity (Deficit) and

Comprehensive Loss (continued)

(Unaudited)

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock, formerly common stock		Addt’l Paid-in-	Deficit Accum During the	Acc. Other Comp.	Total Stockholders’
	Shrs	$	Shrs	$	Shrs	$	Capital	Dev. Stage	Income	Deficit
Issuance of Series A convertible preferred stock	14,400	$2,599	—	—	—	—	—	—	—	$—
Receivable from Series A convertible preferred stockholder	—	(1,155)	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	14,400	1	2,598	—	—	2,599
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(472)	—	(472)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—

Total comprehensive loss										(472)

Balance at December 31, 2007	14,400	$1,444	—	$—	14,400	$1	$2,598	$(472)	$—	$2,127
Collection of receivable from Series A convertible preferred stockholder	—	1,155	—	—	—	—	—	—	—	—
Issuance of Series A convertible preferred stock	9,600	1,761	—	—	—	—	—	—	—	—
Issuance of Series A- 1 convertible preferred stock	20,572	10,024	—	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(5,866)	—	(5,866)
Currency translation adjustment	—	—	—	—	—	—	—	—	93	93

Total comprehensive loss										(5,773)

Balance at December 31, 2008	44,572	$14,384	—	$—	14,400	$1	$2,598	$(6,338)	$93	$(3,646)
Stock-based compensation- options	—	—	—	—	—	—	331	—	—	331
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(14,059)	—	(14,059)
Currency translation adjustment	—	—	—	—	—	—	—	—	122	122

Total comprehensive loss										(13,937)

Balance at December 31, 2009	44,572	$14,384	—	$—	14,400	$1	$2,929	$(20,397)	$215	$(17,252)
Stock-based compensation- options	—	—	—	—	—	—	730	—	—	730
Stock options exercised	—	—	—	—	524	—	43	—	—	43
Stock-based compensation- Common and Class A common stock	—	—	60	—	896	—	200	—	—	200
Issuance of Series B convertible preferred stock	24,480	120,000	—	—	—	—	—	—	—	—
Issuance of warrants on common stock	—	—	—	—	—	—	298	—	—	298
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(45,927)	—	(45,927)
Currency translation adjustment	—	—	—	—	—	—	—	—	(215)	(215)

Total comprehensive loss										(46,142)

Balance at December 31, 2010	69,052	$134,384	60	$—	15,820	$2	$4,199	$(66,324)	$—	$(62,123)

See accompanying notes to condensed consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Statements of Convertible Preferred Stock, Stockholders’ Equity (Deficit) and

Comprehensive Loss (continued)

(Unaudited)

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock, formerly common stock		Addt’l Paid-in-	Deficit Accum During the	Acc. Other Comp.	Total Stockholders’
	Shrs	$	Shrs	$	Shrs	$	Capital	Dev. Stage	Income	Deficit
Balance at December 31, 2010	69,052	$134,384	60	$—	15,820	$2	$4,199	$(66,324)	$—	$(62,123)
Issuance of Class A Common Stock - Public Offering, net of offering costs	—	—	10,800	1	—	—	148,643	—	—	148,644
Common Stock Issued - Restricted	—	—	70	—	—	—	—	—	—	—
Stock Based Compensation - Options	—	—	—	—	—	—	3,607	—	—	3,607
Stock Based Compensation - Restricted	—	—	—	—	—	—	2,547	—	—	2,547
Stock Options/Warrants Exercised	—	—	330	—	1,526	—	336	—	—	336
Exercised options converted from class B to class A	—	—	492	—	(492)	—	—	—	—	—
Issuance of Series C Convertible Preferred Stock	11,220	55,000	—	—	—	—	—	—	—	—
Conversion of Series A Convertible Preferred Stock	(24,000)	(4,360)	—	—	24,000	2	4,358	—	—	4,360
Conversion of Series A-1 Convertible Preferred Stock	(20,572)	(10,024)	—	—	20,572	2	10,022	—	—	10,024
Conversion of Series B Convertible Preferred Stock	(24,480)	(120,000)	24,480	2	—	—	119,998	—	—	120,000
Conversion of Series C Convertible Preferred Stock	(11,220)	(55,000)	4,583	1	—	—	54,999	—	—	55,000
Conversion of Convertible Preferred Stock Warrants Liability	—	—	—	—	—	—	10,399	—	—	10,399
Beneficial Conversion Feature on Issuance of Series C Convertible Preferred Stock and Stock Warrants	—	—	—	—	—	—	19,669	—	—	19,669
Deemed Dividend Related to the Beneficial Conversion Feature on Series C Convertible Preferred Stock and Stock Warrants	—	—	—	—	—	—	(19,669)	—	—	(19,669)
Net loss	—	—	—	—	—	—	—	(64,055)	—	(64,055)

Balance at December 31, 2011	—	$—	40,815	$4	61,426	$6	$359,108	$(130,379)	$—	$228,739
Common Stock Issued - Restricted	—	—	127	—	—	—	—	—	—	—
Equity Bonus Grant	—	—	45	—	—	—	420	—	—	420
Stock Based Compensation - Options	—	—	—	—	—	—	1,001	—	—	1,001
Stock Based Compensation - Restricted	—	—	—	—	—	—	1,123	—	—	1,123
Stock Options/Warrants Exercised	—	—	435	—	1,093	—	621	—	—	621
Exercised options converted from class B to class A	—	—	1,468	—	(1,468)	—	—	—	—	—
Issuance of warrants on common stock	—	—	—	—	—	—	10,025	—	—	10,025
Net loss	—	—	—	—	—	—	—	(16,822)	—	(16,822)

Balance at March 31, 2012	—	$—	42,890	$4	61,051	$6	$372,298	$(147,201)	$—	$225,107

See accompanying notes to condensed consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

			Period from July 23, 2007
	Three Months Ended March 31,		(Date of Inception) through
	2012	2011	March 31, 2012
Cash flows from operating activities
Net loss	$(16,822)	$(13,393)	$(147,201)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	683	523	5,515
Stock-based compensation	2,124	604	9,539
Non cash compensation from warrants issued on common stock	—	—	298
Beneficial conversion feature	—	—	10,000
Derivative fair value adjustments	—	1,410	9,279
Accrued interest	—	—	534
Amortization of debt discount	—	—	300
Non cash compensation equity bonus	133	—	133
Amortization of prepaid expenses	307	—	307
Changes in operating assets and liabilities
Prepaid expenses and other current assets	19	(95)	(764)
Accounts payable	(593)	(198)	(1,230)
Accrued liabilities	1,860	(1,306)	3,779

Net cash used in operating activities	(12,289)	(12,455)	(109,511)

Cash flows from investing activities
Purchases of property, plant and equipment	(34,658)	(16,641)	(217,454)
Purchases of intangible assets	—	—	(427)

Net cash used in investing activities	(34,658)	(16,641)	(217,881)

Cash flows from financing activities
Proceeds from issuance of convertible promissory note to stockholder	—	—	15,000
Proceeds from equipment loans	—	—	6,000
Payments on equipment loans	(186)	(223)	(3,250)
Proceeds from business loans	—	—	7,000
Payments on business loans (see see Note 6 — Long Term Debt )	(6,370)	(189)	(7,478)
Proceeds from stock option exercises / warrants	598	105	906
Proceeds from issuance of Series A convertible preferred stock	—	—	4,360
Proceeds from issuance of Series A-1 convertible preferred stock	—	—	10,024
Proceeds from issuance of Series B convertible preferred stock	—	—	95,000
Proceeds from issuance of Series C convertible preferred stock	—	—	55,000
Proceeds from issuance of common stock in initial public offering, net of offering costs	—	—	148,644
Borrowings under the Mississippi Development Authority loan	—	—	75,000
Borrowings under the Alberta Lenders/Khosla term loan	75,000	—	75,000
Debt issuance costs	(1,506)	—	(1,506)

Net cash provided by financing activities	67,536	(307)	479,700

Effect of exchange rate on cash and cash equivalents	—	—	(82)
Net increase (decrease) in cash and cash equivalents	20,589	(29,403)	152,226
Cash and cash equivalents
Beginning of period	131,637	51,350	—

End of period	$152,226	$21,947	$152,226

See accompanying notes to condensed consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Supplemental disclosure of noncash investing and financing activities:
Change in accrued purchase of property, plant and equipment	$(958)	$4,789
Issuance of warrants in connection with Alberta Lenders/Khosla term loan	$10,025	$—
Capitalization of paid-in-kind interest	$1,153	$—
Accrued interest expense payable	$1,035	$—
Debt discount amortization	$1,911	$—
Accrued legal fees payable	$177	$—
Reclass current and long-term portion of deferred financing costs	$140	$—
Options exercised	$23	$—
Amortization of builders’ risk insurance to property, plant, and equipment	$100	$—

See accompanying notes to condensed consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Notes to Consolidated Financial Statements (Unaudited)

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

Nature of Business

The Company has developed a two-step proprietary technology platform to convert abundant and sustainable non-food biomass into cellulosic gasoline and diesel that can be transported using the existing fuels distribution system for use in vehicles on the road today.

Since inception, the Company has performed extensive research and development efforts to develop, enhance, refine and commercialize its biomass-to-cellulosic fuel technology platform. The Company is now planning to enter its commercialization phase and, in the first quarter of 2011, commenced construction of its first initial-scale commercial production facility in Columbus, Mississippi, which the Company expects to be mechanically complete and to begin production in the second half of 2012.

Development Stage Enterprise

The Company has incurred substantial net losses since its inception, generating operating net losses of $125.3 million and accumulated deficit of $147.2 million as of March 31, 2012. The Company expects these losses to continue. The Company expects to incur additional costs and expenses related to the continued development and expansion of its business, including its research and development expenses, continued testing and development at its pilot and demonstration units and engineering and design work and construction of its planned commercial production facilities. The Company has not yet commercialized its cellulosic gasoline and diesel nor has it generated any revenue. The Company expects to finance its operations for the foreseeable future with cash and cash equivalents currently on hand, potential cash contributions from product sales, and equity financing and debt from one or more public or private sources, including commercial banks, existing investors and federal, state and local governments. There can be no assurance that the Company will ever achieve or sustain profitability on a quarterly or annual basis.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to these rules and regulations. In the opinion of the Company, these financial statements contain all adjustments necessary to present fairly its financial position, results of its operations, and changes in its cash flows for the periods presented. All such adjustments represent normal recurring items, except as noted herein. These condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 27, 2012. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The unaudited interim condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiary.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ from these estimates.

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

The following table presents the calculation of historical basic and diluted net loss per share of common stock attributable to the Company’s common stockholders:

	Three Months Ended March 31,
	2012	2011
	(Amounts in thousands, except per share data)
Net loss per share:
Numerator:
Net loss	$(16,822)	$(13,393)
Net loss attributable to preferred stockholders	—	10,831

Net loss attributable to Class A common stockholders and Class B common stockholders — basic and diluted	$(16,822)	$(2,562)

Net loss attributable to Class A common stockholders — basic and diluted	$(6,892)	—
Net loss attributable to Class B common stockholders — basic and diluted	(9,930)	(2,562)

Net loss attributable to Class A common stockholders and Class B common stockholders — basic and diluted	$(16,822)	$(2,562)

Denominator:
Weighted-average Class A common shares used in computing net loss per share of Class A common stock — basic and diluted	42,255	—
Weighted-average Class B common shares used in computing net loss per share of Class B common stock — basic and diluted	60,884	16,330

Weighted-average Class A common stock and Class B common stock – basic and diluted	103,139	16,330

Net loss per share of Class A common stock — basic and diluted	$(0.16)	$—

Net loss per share of Class B common stock — basic and diluted	$(0.16)	$(0.16)

The following outstanding shares on a weighted-average basis of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2012	2011
Convertible preferred stock (as converted basis)	—	69,051
Convertible preferred stock warrants (as converted basis)	—	721
Common stock warrants (as converted basis)	1,438	157
Stock options	12,809	14,290

Total	14,247	84,219

Recent Accounting Pronouncements

In June 2011, the FASB issued an amendment to an existing accounting standard which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, in December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the statement of operations. The amendments are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this standard in the first quarter of 2012 and the adoption did not have a material impact on its financial statements and disclosures.

In May 2011, the FASB issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The Company adopted this standard in the first quarter of 2012 and the adoption did not have a material impact on its financial statements and disclosures.

3. Fair Value of Financial Instruments

The Company’s assessment of the significance of a particular input to the fair value measurement of an asset or liability in its entirety requires management to make judgments and consider factors specific to the asset or liability. As of March 31, 2012 and December 31, 2011, the Company considered cash and cash equivalents, restricted cash and accounts payable to be representative of their fair values because of their short-term maturities. Further, the Company’s long-term debt approximates fair value as it has been negotiated on an arm’s length basis with reputable third-party lenders at prevailing market rates.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy. The Company had no financial liabilities measured at fair value at March 31, 2012 and December 31, 2011.

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$145,344	$—	$—	$145,344

Total financial assets	$145,344	$—	$—	$145,344

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$101,475	$—	$—	$101,475

Total financial assets	$101,475	$—	$—	$101,475

The Company’s assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets and intangible assets. These items are recognized at fair value when they are considered to be impaired. At March 31, 2012 and December 31, 2011, there were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis.

4. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	March 31,	December 31,
	2012	2011
	(Amounts in thousands)
Property, Plant and Equipment:
Construction in progress	$181,423	$146,852
Lab and testing equipment	3,927	3,927
Leasehold improvement	4,858	2,418
Manufacturing machinery and equipment	19,862	19,418
Computer equipment and software	1,132	689
Furniture and fixtures	134	134
Land	550	550

Total property, plant and equipment	211,886	173,988
Less: accumulated depreciation	(4,700)	(4,065)

Net property, plant and equipment	$207,186	$169,923

Depreciation expense was approximately $635,000 and $475,000 for the three months ended March 31, 2012 and 2011, respectively. Construction in progress as of March 31, 2012 and December 31, 2011 includes capitalized interest of $6.9 million and $2.6 million, respectively.

Gross construction in progress at March 31, 2012 was $214.2 million, offset by $32.2 million attributable to the non-interest bearing component of the Mississippi Development Authority Loan (see Note 6 — Long Term Debt ) and $0.55 million for the land contributed by Lowndes County, Mississippi and Lowndes County Port Authority. Construction in progress at March 31, 2012 and December 31, 2011 primarily relates to the engineering, design, and development of the Company’s initial-scale commercial production facility in Columbus, Mississippi. Depreciation of construction in progress costs begins as soon as the facility is placed into service.

5. Intangible Assets

Intangible assets consists of the following:

	March 31,	December 31,
	2012	2011
	(Amounts in thousands)
Intangible Assets:
Purchased biomass conversion technology	$2,599	$2,599
Accumulated amortization	(751)	(708)

Purchased biomass conversion technology, net	1,848	1,891
Technology licenses	400	400
Accumulated amortization	(63)	(58)

Technology licenses, net	337	342

Intangible assets, net	$2,185	$2,233

Intangible asset amortization expense was approximately $48,000 for the three months ended March 31, 2012 and 2011, respectively.

6. Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2012	2011
	(Amounts in thousands)
Long-Term Debt:
Equipment loans	$3,122	$3,293
Business loan	—	6,369
Mississippi Development Authority Loan	75,000	75,000
Alberta Lenders/Khosla Term Loan	76,516	—
Less: unamortized debt discounts	(40,402)	(31,852)

Long-term debt, net of discount	114,236	52,810
Less: current portion	(3,438)	(5,506)

Long-term debt, net of discount, less current portion	$110,798	$47,304

Alberta Lenders/Khosla Term Loan

On January 26, 2012, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with 1538731 Alberta Ltd. as agent and lender, and 1538716 Alberta Ltd. (the “Alberta Lenders”), and KFT Trust, Vinod Khosla, Trustee (“Khosla” and, collectively with the Alberta Lenders, the “Lenders”). Pursuant to the Loan and Security Agreement, the Alberta Lenders made a term loan to the Company in the principal amount of $50 million and Khosla made a term loan to the Company in the principal amount $25 million, for a total of $75 million in principal amount (the “Loan Advance”). At closing, the Company paid the Lenders a facility charge in an amount equal to 1% of the Loan Advance. The Loan Advance bears interest from the funding date at 16.00% per annum (the “Loan Interest Rate”).

The Company agreed to pay interest on the Loan Advance in arrears on the first day of each month, beginning March 1, 2012. The Company may elect payment of paid-in-kind interest, instead of cash interest, during the first twelve months during which the Loan Advance is outstanding. If the Company elects payment of paid-in-kind interest, the interest is added to the principal balance of the loan. The Company elected payment of paid-in-kind interest on March 1, 2012, April 1, 2012, and May 1, 2012, which added an additional $3.2 million principal to the Loan Advances.

The Loan Advance is payable in 30 equal monthly installments of principal and interest starting on August 1, 2013 and continuing on the first day of each month thereafter until the entire Loan Advance has been paid in full. The stated maturity date of the Loan Advance is February 1, 2016. At the Company’s option, the Company may prepay the Loan Advance, in whole or in part (including all accrued and unpaid interest) at any time, subject to a prepayment premium if the Company prepay the Loan Advance prior to four years from the date of the loan. The prepayment premium is equal to 4% until the first anniversary of the date of the Loan and Security Agreement, and decreases by 1% on each subsequent anniversary.

The Company also agreed to pay the Lenders an end of term charge equal to the sum of $6,750,000 plus 9% of the aggregate amount of all interest paid-in-kind (instead of cash interest) upon the earlier to occur of the maturity of the Loan Advance, prepayment in full of the Loan Advance, or when the Loan Advance becomes due and payable upon acceleration. The Company is amortizing the end of charge term to interest expense and increasing the liability for the end of term charge over the life of the loan. The Company had amortized approximately $363,000 as of March 31, 2012, which is included in the principal balance of the loan.

The Company’s obligations under the Loan and Security Agreement may be accelerated upon the occurrence of an event of default under the Loan and Security Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, cross-defaults, and a change of control default. In addition, the Company agreed to consummate the sale, in one or more transactions, of its equity securities with gross cash proceeds equal to at least $50 million on or before March 31, 2013, provided that the Company is not required to consummate such transactions so long as it maintains cash or liquid funds equal to at least 6 months of its projected operating cash requirements in accounts subject to the Lenders’ security interest. The Company also agreed that it will not make capital expenditures with respect to its planned first standard production facility in Mississippi in excess of $25 million unless the Company have raised at least $100 million from the sale, in one or more transactions, of its equity securities (including the proceeds of the equity transactions referred to in the preceding sentence).

The Company granted the Lenders a security interest in all or substantially all of its tangible and intangible property, including intellectual property, now owned or hereafter acquired, subject to certain exclusions. The Loan and Security Agreement also provides for indemnification of the Agent and Lenders and the Loan and Security Agreement and Warrants (as defined below) contain representations, warranties and certain covenants of the Lenders.

Pursuant to the Loan and Security Agreement, the Company issued the Lenders warrants (each an “Initial Warrant”) to purchase an aggregate of 1,161,790 shares of the Company’s Class A common stock, subject to certain anti-dilution adjustments, at an exercise price of $11.62 per share, which was the consolidated closing bid price for the Company’s Class A common stock on January 25, 2012. The Initial Warrants were issued as partial consideration for the Lenders’ entry into the Loan and Security Agreement and will expire 7 years from the date of the grant. Each Initial Warrant may be exercised by payment of the exercise price in cash or on a net issuance basis.

In addition, the Company may be obligated to issue each Lender one or more additional warrants to purchase shares of its Class A common stock if the Company elects payment of paid-in-kind interest on the outstanding principal balance of the Loan Advance for any month (the “PIK Warrants”). Except as described below, the number of shares of the Company’s Class A common stock underlying the PIK Warrants (assuming no net issuance) is an amount equal to 18% of the amount of interest paid-in-kind divided by the average closing price of the Company’s Class A common stock over the 5 consecutive trading days ending on, but excluding, the day such interest was due (the “Average Market Price”). The per share price of the PIK Warrants will be such Average Market Price, notwithstanding the foregoing, if the Average Market Price is less than $11.62 per share of the Company’s Class A common stock, subject to adjustment for stock splits, combinations and the like (the “Warrant Floor Price”), on the date the interest in kind on the outstanding principal balance of the Loan Advance is due and payable for such month, then (x) the initial per share exercise price for such PIK Warrant issued to such Lender shall be equal to the Warrant Floor Price and (y) the number of shares of Class A common stock underlying such PIK Warrant (assuming no net issuance) issued to such Lender shall be increased to a number of shares of Class A Common Stock (determined pursuant to the mutual agreement of the Company and such Lender) that would cause the fair market value of such PIK Warrant to be no less than the fair market value of the PIK Warrant that would have been issued had the Company issued such warrants with an exercise price equal to the Average Market Price. The PIK Warrants will be issued as partial consideration for the Lenders’ entry into the Loan and Security Agreement and will expire 7 years from the 18 month anniversary of the closing date of the Loan and Security Agreement. The number of shares for which each PIK Warrant is exercisable and the associated exercise price is subject to certain anti-dilution adjustments. Each PIK Warrant may be exercised by payment of the exercise price in cash or on a net issuance basis. The Initial Warrants and any PIK Warrants obligate the Company to file a registration statement covering the resale of such warrants and the shares of its Class A common stock issuable upon exercise of such warrants as soon as the Company become eligible to use Form S-3. The Company elected payment of paid-in-kind interest on March 1, 2012, which required the Company to issue warrants to purchase 23,293 shares of the Company’s Class A common stock at an exercise price of $11.62 per share to the Lenders. Including the PIK Warrants, the Lenders own warrants to purchase an aggregate of 1,185,083 shares of the Company’s Class A common stock at an exercise price of $11.62 per share as of March 31, 2012. Subsequent to March 31, 2012, the Company elected payment of paid-in-kind interest on April 1, 2012 and May 1, 2012, which required the Company to issue warrants to purchase 14,163 and 19,142 shares, respectively, of the Company’s Class A common stock at an exercise price of $13.15 and $11.62 per share, respectively.

Mississippi Development Authority Loan

In March 2011, KiOR Columbus entered into a loan agreement with the Mississippi Development Authority, or MDA, pursuant to which the MDA has agreed to make disbursements to KiOR Columbus from time to time, in a principal amount not to exceed $75 million in the aggregate, to reimburse costs incurred by KiOR Columbus to purchase land, construct buildings and to purchase and install equipment for use in the manufacturing of the Company’s cellulosic gasoline and diesel from Mississippi-grown biomass. Principal payments on the loan are due semiannually on June 30 and December 31 of each year, commencing on the earlier of (a) December 31, 2012 or (b) the next scheduled payment date that is at least six months after the Company commences commercial production of cellulosic gasoline and diesel from Mississippi-grown biomass at its initial-scale commercial production facility for sale to customers in the ordinary course of business. On each such payment date, the Company is required to pay an amount equal to the lesser of an amount sufficient to repay the total loan within (a) a period of time determined by the weighted-average life of the equipment being purchased with the proceeds thereof or (b) 20 years. In addition, the Company is required to pay the entire outstanding principal amount of the loan, together with all other applicable costs, charges and expenses no later than the date 20 years from the date of its first payment on the loan. The loan is non-interest bearing.

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

In 2011, the Company received all $75.0 million under the Mississippi Development Authority loan to reimburse the Company for expenses incurred on the construction of its initial-scale commercial production facility located in Columbus, Mississippi.

The non-interest bearing component of the Mississippi Development Authority Loan was intended to incentivize the Company to design, construct and operate its initial-scale commercial production facility in Mississippi. The Company imputed interest on the Mississippi Development Authority Loan and determined the loan discount to be the difference between the face value of the loan and the discounted present value of the loan using an estimated market rate of 5.5%, with such rate based on interest bearing loans of a similar nature and terms. Of the $75.0 million in loan proceeds received, the Company estimated approximately $32.2 million was attributable to the non-interesting bearing component of the loan. Consequently, the Company recorded a discount on the Mississippi Development Authority Loan of $32.2 million and a reduction of the capitalized cost of the related assets for which the Company was reimbursed in the same amount. The loan discount is recognized as interest expense, subject to interest capitalization during the construction phase, using the effective interest method. As of March 31, 2012, $1.5 million of the loan discount had been recognized as interest expense and subsequently capitalized.

Equipment Loans

Equipment Loan #1 — On December 30, 2008, the Company entered into an equipment loan agreement with Lighthouse Capital Partners VI, L.P. The loan agreement provides for advances at $100,000 minimum increments up to $5.0 million in the aggregate for purchases of equipment. All advances must have been funded no later than September 30, 2009. Each advance represents a separate loan tranche that is payable monthly over a three-year period from the date of issuance of the advance at an annual interest rate of 7.5%. In addition, at loan maturity, the Company is required to make a payment equal to 7.5% of the total principal on the loan. The loans were originally to mature at dates from March 2012 to October 2012. During 2009, the Company borrowed all $5.0 million available under the loan. The loan tranches are collateralized by certain of the Company’s production pilot unit, lab equipment and office equipment valued at approximately $5.0 million.

In 2011, the Company amended Equipment Loan #1 to waive certain covenant restrictions to allow the Company to enter into the Mississippi Development Authority loan described above. In addition, the amendments provided for a deferral of principal payment for one year, which ended on February 29, 2012, included prepayment penalties and extended the maturities of the loans to January 2014. All other terms were unchanged. Interest during the principal deferral period was paid at 2.5% over the original stated interest rate and reverted to the original interest rate of 7.5% on March 1, 2012.

The Company agreed to pay the lender an end of term charge of $415,000, which consists of 7.5% of the original advances of $5.0 million, or $375,000, plus a $40,000 amendment fee the Company agreed to pay the lender on maturity date. The Company is amortizing the end of term charge and amendment fee over the life of the loan and included in interest expense on the Consolidated Statements of Operations. The Company had amortized approximately $372,000 as of March 31, 2012, which is included in the principal balance of the loan. As of March 31, 2012, borrowings of approximately $2.7 million on Equipment Loan #1 were outstanding.

Equipment Loan #2 — On March 25, 2010, the Company entered into an equipment loan agreement with Silicon Valley Bank with total availability of $1.0 million, limited to two advances of at least $500,000 each. The full amount of the availability under the loan agreement was drawn down in a single advance of $1 million. The loan is payable monthly over a three-year period at an annual interest rate of 10%. The maturity date of the loan is May 2013. The loan is collateralized by the equipment purchased with the advances at a cost of approximately $1.3 million. As of March 31, 2012, borrowings of approximately $427,000 were outstanding.

Business Loan

On January 27, 2010, the Company entered into a business loan agreement with Lighthouse Capital Partners VI, L.P. and Leader Lending, LLC for an amount of up to $7.0 million. During 2010, the Company borrowed the full $7.0 million under the loan agreement. A portion of the Loan Advance from the Alberta Lenders/Khosla Term Loan was used to repay the Business Loan in January 2012. The principal balance outstanding as of December 31, 2011 that was repaid in January 2012 consisted of $5.9 million of loan advances and $0.5 million of accrued end of term charge, collectively, representing the $6.4 million cash outflow from financing activity. In addition to the end of term charge the Company had accrued as of December 31, 2011, the portion of the end of term charge that the Company had not accrued for that the Company paid in January 2012 was $0.2 million and the prepayment premium for paying the loan prior to its maturity was $0.1 million, totaling $0.3 million. The Company paid approximately $6.7 million to terminate the loan.

7. Income Taxes

The effective tax rate for the three months ended March 31, 2012 and 2011 was 0%.

At March 31, 2012, the Company had a federal income tax net operating loss carryforward balance of $31.6 million. If unused, the net operating loss carryforwards begin expiring in 2028. The Company has a full valuation allowance for its net deferred tax assets because the Company has incurred losses since inception. Certain changes in the ownership of the Company could result in limitations on the Company’s ability to utilize the federal net operating loss carryforwards. The Company’s estimated gross suspended NOL for the net windfall incurred as a result of the difference between the book and tax deductions for restricted stock remains at approximately $0.4 million.

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

New Equipment Purchases

The Company has several contracts in place for the purchase of various manufacturing equipment related to the construction of its initial-scale commercial production facility in Columbus, Mississippi. These contracts are non-cancelable and payments are due at various intervals based on the progress of the assembly of the equipment. Payments aggregating to $29.8 million are due at various times with the final payments due at the time of mechanical completion, which is estimated to be in the second quarter of 2012.

Commitments under the Mississippi Development Authority Loan

Under the Mississippi Development Authority Loan agreement, KiOR Columbus committed to make specified investments within Mississippi by December 31, 2015, including an aggregate $500.0 million investment in property, plant and equipment located in Mississippi and expenditures for wages and direct local purchases totaling $85.0 million. The Company is a parent guarantor for the payment of the outstanding balance under the loan. As of March 31, 2012, KiOR Columbus had $75.0 million in outstanding borrowings under the loan which are guaranteed by the Company.

9. Related-Party Transactions

In January 2012, the Company entered into a Loan and Security Agreement with the Alberta Lenders and Khosla, in which the Alberta Lenders have made a term loan to the Company in the principal amount of $50 million and Khosla has made a term loan to the Company in the principal amount $25 million, for a total of $75 million in principal amount. See Note 6 – Long-Term Debt for a description of the loan.

10. Stockholders’ Equity

Classes of Common Stock

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

Common Stock Warrants Outstanding

Warrants Issued in Connection with Equipment Loans

In connection with Equipment Loan #2, the Company issued warrants to purchase 16,998 shares of the Company’s Series B convertible preferred stock at an exercise price of $2.941 per share. The warrants are exercisable upon issuance and expire ten years from the issuance date. The issuance date fair value of these warrants was estimated to be $42,000 and has been recorded as a reduction, or discount, to the carrying value of the loan. The discount is being amortized to interest expense over the term of the loan. The warrants were valued on the issuance date using the following assumptions: a risk-free interest rate of 0.50%, expected volatility of 98.8%, no expected dividend yield and a term of 10 years. Upon the close of the initial public offering on June 29, 2011, warrants to purchase 16,998 shares of Series B convertible preferred stock automatically converted into warrants to purchase an equivalent number of Class A common stock. Warrants issued in connection with Equipment Loan #2 were still outstanding as of March 31, 2012.

Warrants Issued in Connection with Amendments of Equipment and Business Loan

In connection with the amendment to Equipment Loan #1 and the Company’s Business Loan in February 2011 and April 2011, the Company agreed to issue warrants to purchase $300,000 of securities issued in a next-round equity financing, which resulted in the Company issuing warrants to purchase 61,200 shares of Series C convertible Preferred Stock at an exercise price of $4.902 per share. Upon the close of the initial public offering on June 29, 2011, warrants to purchase 61,200 shares of Series C convertible preferred stock automatically converted into warrants to purchase 25,000 shares of Class A common shares using a conversion price of 80% of the price per share in the Company’s initial public offering. Warrants issued in connection with amendments to Equipment Loan #1 and the Company’s Business Loan were still outstanding as of March 31, 2012.

Warrants Issued in Connection with Alberta Lenders/Khosla Term Loan

Pursuant to the Loan and Security Agreement with the Alberta Lenders and Khosla, at closing the Company issued the Lenders warrants to purchase an aggregate of 1,161,790 shares of the Company’s Class A common stock at an exercise price of $11.62 per share. The fair value of the Initial Warrants was $8.51 per share and was valued on the issuance date using the following assumptions: a risk-free interest rate of 1.30%, expected volatility of 81.50%, no expected dividend yield and a term of 7 years. In addition, the Company elected payment of paid-in-kind interest on March 1, 2012, April 1, 2012, and May 1, 2012, which required the Company to issue warrants to purchase 23,293 shares, 14,163 shares, and 19,142 shares, respectively, of the Company’s Class A common stock at an exercise price of $11.62, $13.15, and $11.62 per share, respectively, to the Lenders. The PIK Warrants on March 1, 2012 have a fair value of $6.04 per share and were valued on the issuance date using the following assumptions: a risk-free interest rate of 0.60%, expected volatility of 81.50%, no expected dividend yield and a term of 7 years. The PIK Warrants on April 1, 2012 have a fair value of $10.31 per share subject to the warrant and were valued on the issuance date using the following assumptions: a risk-free interest rate of 1.61%, expected volatility of 88%, no expected dividend yield and a term of 7 years. The PIK Warrants on May 1, 2012 have a fair value of $7.27 per share and were valued on the issuance date using the following assumptions: a risk-free interest rate of 1.35%, expected volatility of 88%, no expected dividend yield and a term of 7 years. The warrants may be exercised by payment of the exercise price in cash or on a net issuance basis. Warrants issued in connection with the Alberta Lenders/Khosla Term Loan were still outstanding as of May 1, 2012.

Common Stock Warrants Issued

As of December 31, 2011, the Company had warrants outstanding to purchase 255,858 shares of its Class A common shares at exercise prices of $2.941 or $4.902 per share. During the three month period ended March 31, 2012, warrants to purchase 213,860 shares were exercised for 147,863 shares, net, of Class A common shares.

As of December 31, 2011, the Company had warrants outstanding to purchase 411,312 shares of its Class B common stock. During the three month period ended March 31, 2012, warrants to purchase 411,312 shares were exercised for 392,155 shares, net, of Class B common shares, leaving the Company with no Class B common stock warrants outstanding as of March 31, 2012.

11. Employee Benefit Plan

The Company has a 401(k) plan covering all of its U.S. employees. Effective May 1, 2010, the Company began matching 100% of the first 3% of individual employee contributions and 50% of the next 2% of individual employee contributions. New employees can immediately join the plan and participants immediately vest in employer matching contributions. Employer matching contributions under the plan totaled $142,500 and $87,500 for the three months ended March 31, 2012 and 2011, respectively.

12. Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense related to options and restricted stock granted was allocated to research and development expense and sales, general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Research and development	$244	$68
Sales, general and administrative	1,880	536

Total stock-based compensation expense	$2,124	$604

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

Amended and Restated 2007 Stock Option/Stock Issuance Plan

Options to purchase approximately 6.8 million shares of Class A common stock and options to purchase approximately 5.5 million shares of Class B common stock were outstanding as of March 31, 2011. Options to purchase approximately 7.3 million shares of Class A common stock and options to purchase approximately 6.3 million shares of Class B common stock were outstanding as of December 31, 2011.

Stock option activity for the Company under the 2007 Plan was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2011	13,566	$1.50
Options Granted	—	—
Exercised	(988)	0.63
Forfeited	(314)	1.80

Outstanding at March 31, 2012	12,264	$1.56	7.5	$145,389

Exercisable	5,614	$0.89	7.6	$70,125

The weighted-average grant-date fair value of options granted during the three months ended March 2011 was $6.02. The total intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 was $9.4 million and $2.8 million, respectively. There remains $14.8 million in unrecognized stock-based compensation cost that is expected to be recognized over a weighted-average period of 2.8 years.

The weighted average assumptions used to value stock option grants under the 2007 Plan for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
Expected volatility	—%	84.00%
Risk-free interest rate	—%	2.13%
Dividend yield	—%	—%
Expected term (in years)	—	5.5

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

Restricted stock activity for the Company under the 2007 Plan was as follows:

	Number of Shares (In thousands)	Weighted- Average Grant-Date Fair Value
Nonvested—December 31, 2011	889	$15.00
Granted	—	—
Vested	(102)	15.00
Forfeited	—	—

Nonvested—March 31, 2012	787	$15.00

As of March 31, 2012, there was $11.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 3.9 years.

Following the effectiveness of the Company’s 2011 Long-Term Incentive Plan (the “2011 Plan”) described below, no further awards were made under the 2007 Plan.

2011 Long-Term Incentive Plan

Stock option activity for the Company under the 2011 Plan was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Life (Years)	Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2011	214	$14.76
Options Granted	—	—
Exercised	—	—
Forfeited	(8)	14.01

Outstanding at March 31, 2012	206	$14.79	9.5	$—

There were no options granted under the 2011 Plan during the three months ended March 31, 2012 or 2011. There is a remaining $2.1 million in unrecognized stock-based compensation cost that is expected to be recognized over a weighted-average period of 4.3 years.

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

Restricted stock activity for the Company under the 2011 Plan was as follows:

	Number of Shares (In thousands)	Weighted- Average Grant-Date Fair Value
Nonvested—December 31, 2011	249	$13.77
Granted	1,061	10.09
Vested	(45)	9.39
Canceled or forfeited	(3)	14.01

Nonvested—March 31, 2012	1,262	$10.83

As of March 31, 2012, there was $13.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2011 Plan. That cost is expected to be recognized over a weighted-average period of 2.1 years.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a next-generation renewable fuels company, producing cellulosic gasoline and diesel from abundant non-food biomass. While other renewable fuels are derived from soft starches, such as corn starch or cane sugar, for ethanol, or from soy and other vegetable oils for biodiesel, cellulosic fuel is derived from lignocellulose found in wood, grasses and the non-edible portions of plants. We have developed a two-step proprietary technology to convert non-food lignocellulose into cellulosic gasoline and diesel that can be transported using the existing fuels distribution system for use in vehicles on the road today. Our cellulosic gasoline and diesel are projected to reduce direct lifecycle greenhouse gas emissions by over 80% compared to the petroleum-based fuels they displace.

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

Until recently, we have focused our efforts on research and development and the construction of our first commercial production facility, and we have yet to generate revenue. As a result, we had generated $125.3 million of operating losses and an accumulated deficit of $147.2 million from our inception through March 31, 2012. We expect to continue to incur operating losses through at least 2013 as we continue into the commercialization stage of our business.

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

We have not generated any revenue to date. However, we expect to generate revenue from sales of our cellulosic gasoline and diesel from our planned commercial production facilities in the second half of 2012. We also expect to generate revenue from the sale of renewable identification numbers, or RINs, that we will retain if we sell our cellulosic gasoline and diesel to customers who are not obligated parties under the Renewable Fuel Standard program, or RFS2. Under RFS2, various varieties of renewable biofuels are assigned RINs for accounting, which are denominated in gallons of ethanol equivalent, or GEEs, based on their energy content. We expect that our cellulosic gasoline and diesel will have a GEE value of between 1.5 to 1.7.

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

Revenue and Cost of Goods Sold

To date, we have not generated any revenue or incurred any cost of goods sold, and we do not expect to do so until at least the second half of 2012.

Research and Development Expenses

Research and development expenses consist primarily of expenses for personnel focused on increasing the scale of our operations and the yield of our cellulosic gasoline and diesel. These expenses also consist of facilities costs and other related overhead and lab materials. We expense all of our research and development costs as they are incurred. In the near term, we expect to hire additional employees, as well as incur contract-related expenses, as we continue to invest in the development of our proprietary biomass-to-renewable fuel technology platform.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related expenses related to our executive, legal, finance, human resource and information technology functions, as well as fees for professional services and allocated facility overhead expenses. These expenses also include costs related to our sales function, including marketing programs and other allocated costs. Professional services consist principally of external legal, accounting, tax, audit and other consulting services. We experienced a significant increase in certain general and administrative expenses, such as additional compliance costs to operate as a public company. We expect to continue to incur these costs to comply with the corporate governance, internal control and similar requirements applicable to public companies, as well as increased costs for insurance and payment to outside consultants, attorneys and accountants. In addition, we expect to incur additional costs as we hire personnel and enhance our infrastructure to support the anticipated growth of our business.

Depreciation and Amortization Expense

Depreciation and amortization expense consists of depreciation of our property, plant and equipment over their estimated useful lives and amortization of our intangible assets, consisting primarily of purchased biomass conversion technology and technology licenses, which are amortized using the straight-line method over their estimated useful lives.

Interest Income

Interest income consists primarily of interest income earned on investments and cash balances. We expect our interest income to fluctuate in the future with changes in average investment balances and market interest rates.

Interest Expense, Net of Amounts Capitalized

We incur interest expense in connection with our outstanding equipment and business loans. We capitalize interest on long-term construction projects relating to operating assets with a total expected expenditure generally in excess of $10.0 million. For the three-month periods ended March 31, 2012 and 2011, we capitalized interest of $4.3 million and $0.3 million, respectively. To the extent our planned commercial production facilities are funded with debt, we anticipate capitalizing most of the interest costs that we incur.

Loss from Change in Fair Value of Warrant Liability

Our outstanding warrants to purchase shares of our convertible preferred stock were required to be classified as current liabilities and to be adjusted to their fair value at the end of each reporting period. Any changes in the fair value of these warrant liabilities were required to be recorded as income or expense, as applicable, in the period that the change in value occurs. We performed our final mark-to-market adjustment on the warrant liabilities on June 29, 2011, the date our initial public offering closed and the warrant liabilities became warrants to purchase shares of our common stock; we reclassified the fair value to additional paid-in capital.

Income Tax Expense

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

The majority of our long-lived assets, other than intangible assets, consist of our initial-scale commercial production facility, demonstration unit, and pilot unit. The demonstration and pilot units are variations of common refinery equipment used in technology development and scale-up of processes that have been scaled and modified for our research and development purposes. Our intangible assets consist of purchased biomass conversion technology and technology licenses. Given our history of operating losses, we evaluated the recoverability of the book value of our property, plant and intangible assets by performing an undiscounted forecasted cash flow analysis. Based on our analysis, the sum of the undiscounted cash flows is in excess of the book value of the property, plant and equipment and intangible assets. Accordingly, no impairment charges have been recorded during the period from July 23, 2007 (date of inception) through March 31, 2012.

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

Stock-Based Compensation

Compensation cost for grants of all share-based payments is based on the estimated grant date fair value. We attribute the value of share-based compensation to expense using the straight-line method. We estimate the fair value of our share-based payment awards using the Black-Scholes option-pricing model (the “Black-Scholes model”). The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions, including assumptions relating to the risk-free interest rate, the expected term and expected volatility which materially affect the fair value estimates. The risk-free interest rate was based on the market yield currently available on United States Treasury securities with maturities approximately equal to the option’s expected term. Expected term represents the period that our stock-based awards are expected to be outstanding. The simplified method was used to calculate the expected term. Historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term, as we are a development stage company and fair market value of shares granted changed from our historical grants as a result of our initial public offering in June 2011. The expected volatility was based on the historical stock volatilities of several comparable publicly-traded companies over a period equal to the expected terms of the options, as we do not have a long trading history to use to estimate the volatility of our own common stock.

Results of Operations

Three Months Ended March 31, 2012 compared to the Three Months Ended March 31, 2011

Operating Expenses

	Three Months Ended March 31,		Increase (Decrease)
	2012	2011	$	%
	(Dollars in thousands)
Operating expenses:
Research and development expenses	$(7,851)	$(7,271)	$580	8%
General and administrative expenses	(8,016)	(4,189)	3,827	91%
Depreciation and amortization expense	(683)	(523)	160	31%

Total operating expenses	$(16,550)	$(11,983)	$4,567

Research and Development Expenses. Our research and development expenses increased by $580,000, or 8%, for the three months ended March 31, 2012 compared to the same period in 2011. This increase is primarily related to operating costs and maintenance associated with our research and development facilities, which increased by approximately $1 million. During 2011, we expanded and commissioned a hydrotreater in our demonstration unit providing a fully integrated manufacturing process from woodyard to the tanks and it is now operating at capacity. Also, in late 2011, we added a new analytical lab that is now fully operational. The increase in research and development was also the result of a $0.7 million increase in payroll and related expenses. We increased our research and development staff to approximately 100 employees at March 31, 2012 compared to approximately 80 employees at March 31, 2011. Payroll and related expenses for the three months ended March 31, 2012 included stock-based compensation of $244,000 compared to $68,000 for the three months ended March 31, 2011. The increase in research and development expenses was partially offset by a $0.9 million decrease in laboratory testing expenses and $0.2 million decrease in intellectual property legal fees. Once we completed the expansion of our demonstration unit, we no longer utilized third-party facilities for the hydrotreating process, which reduced our laboratory testing expenses.

General and Administrative Expenses. Our general and administrative expenses increased by $3.8 million, or 91%, for the three months ended March 31, 2012 compared to the same period in 2011. This increase was primarily the result of $1.9 million of start-up costs incurred at our initial-scale commercial production facility currently under construction in Columbus, Mississippi. The increase in general and administrative expenses is also due to an increase of $1.8 million in payroll and related expenses, excluding our payroll and related expenses for our KiOR Columbus LLC employees, as they are included in start-up costs. Payroll and related expenses included stock-based compensation of $1.8 million compared to $0.5 million for the three months ended March 31, 2012 and 2011, respectively.

Depreciation and Amortization Expense. Our depreciation and amortization expense increased by $160,000, or 31%, for the three months ended March 31, 2012 compared to the same period in 2011. During the three months ended March 31, 2012, we added approximately $3.3 million to fixed assets, which resulted in approximately $81,000 of depreciation expense. These additions to fixed assets included our new analytical lab, phase 2 of the implementation of our enterprise resource planning system, additions to our pilot plant and leasehold improvements at our Pasadena, Texas facility. Additions to fixed assets during 2011, but subsequent to March 31, 2011, for expansions to our demonstration unit and pilot plant and phase 1 of the implementation of our enterprise resource planning system contributed to the remaining increase to depreciation expense.

Other Income (Expense), Net

	Three Months Ended March 31,		Increase (Decrease)
	2012	2011	$	%
	(Dollars in thousands)
Other income (expense), net:
Interest income	$2	$—	$2	100%
Interest expense, net of amounts capitalized	(274)	—	274	100%
Loss from change in fair value of warrant liability	—	(1,410)	(1,410)	(100)%

Other (expense), net	$(272)	$(1,410)	$(1,138)

Interest Income. Interest income increased by $2,000, or 100%, for the three months ended March 31, 2012 as compared to 2011. In 2011, we began making more conservative investments with lower rates of returns.

Interest Expense, Net of Amounts Capitalized. Interest expense increased by approximately $274,000, or 100%, for the three months ended March 31, 2012 as compared to 2011 as we were unable to capitalize all of our interest during the three months ended March 31, 2012 due to additional interest expense recorded for the termination of Equipment Loan #1.

Loss from Change in Fair Value of Warrant Liability. The loss from change in fair value of warrant liability expense decreased by $1.4 million, or 100%, for the three months ended March 31, 2012 as compared to 2011. The change is related to the change in fair value of our convertible preferred stock warrants, which were recorded as derivatives and reflected on our consolidated balance sheets as a current liability prior to the warrants converting into warrants to purchase common stock upon conversion of our convertible preferred stock at the close of our initial public offering. We performed our final mark-to-market adjustment on the convertible preferred stock warrant liability on June 29, 2011, the date the initial public offering closed, reducing our convertible preferred stock warrant liability to zero.

Liquidity and Capital Resources

Since inception, we have generated significant losses. As of March 31, 2012, we had an accumulated deficit of approximately $147.2 million. We have never generated any revenue. We expect to continue to incur operating losses through at least 2013 as we prepare for the commercialization stage of our business. Commercialization of our technology will require significant capital and other expenditures.

We believe that our $152.2 million of cash and cash equivalents as of March 31, 2012, which includes the proceeds from our January 2012 $75 million term loan (described below in Long-term Debt – Alberta Lenders/Khosla Term Loan), will enable us to meet our liquidity needs for at least the next 12 months from March 31, 2012. We anticipate that our material liquidity needs over this period will consist of the following:

•

Funding the construction and startup of our initial-scale commercial production facility currently under construction in Columbus, Mississippi. We estimate that this project will require additional cash capital expenditures of approximately $40 million through mechanical completion expected in the second quarter of 2012 and also will require additional start-up expenditures that we estimate to be approximately $16 million, all of which are anticipated to lead to commencement of commercial production in the second half of 2012.

•

Funding our overhead and other operating costs, which we expect to be approximately $49 million through March 31, 2013, until we are able to generate sufficient revenue from the commercial production and sale of our cellulosic gasoline and diesel to allow us to fund these costs from internally generated cash flows, which is not expected to occur sooner than some time in 2014.

•

Funding a portion of the front-end capital expenditures for our planned first standard commercial production facility in Mississippi, such as certain front-end engineering and procurement services and long-lead equipment. We estimate that we will spend $16 million on this project through March 31, 2013.

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

Our offtake agreements also are subject to the satisfaction of various conditions, some of which are in the control of the counterparties, before the counterparties are obligated to make payments to us thereunder. Under the terms of our January 2012 loan agreement, we agreed to consummate the sale, in one or more transactions, of our equity securities with gross cash proceeds equal to at least $50 million on or before March 31, 2013, provided that we are not required to consummate such transactions so long as we maintain cash or liquid funds equal to at least 6 months of our projected operating cash requirements in accounts subject to the Lenders’ security interest.

Longer term, we also anticipate material liquidity needs for the construction of additional commercial production facilities. If we are unable to obtain additional financing, we will have to delay, scale back or eliminate our construction plans for the first standard production facility and other future facilities and may not be able to fund our overhead and other operating costs, which could harm our business, financial condition and results of operations. We may also need additional external funding for overhead and other operating costs, including debt service, and for payments due at maturity of our borrowings, if we are unable to begin recognizing revenue on the time frames or at the levels we anticipate. Our ability to obtain additional external borrowings will be limited by the amount and terms of our existing borrowing arrangements and the fact that all of our assets have been pledged as collateral for these existing arrangements.

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

Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2012	2011
	(Amounts in thousands)
Long-Term Debt:
Equipment loans	$3,122	$3,293
Business loan	—	6,369
Mississippi Development Authority Loan	75,000	75,000
Alberta Lenders/Khosla Term Loan	76,516	—
Less: unamortized debt discounts	(40,402)	(31,852)

Long-term debt, net of discount	114,236	52,810
Less: current portion	(3,438)	(5,506)

Long-term debt, net of discount, less current portion	$110,798	$47,304

Alberta Lenders/Khosla Term Loan

On January 26, 2012, we entered into a Loan and Security Agreement, which we refer to as the Loan and Security Agreement, with 1538731 Alberta Ltd. as agent and lender, and 1538716 Alberta Ltd., or the Alberta Lenders, and KFT Trust, Vinod Khosla, Trustee, which we refer to as Khosla and collectively with the Alberta Lenders, we refer to as the Lenders. Pursuant to the Loan and Security Agreement, the Alberta Lenders have made a term loan to us in the principal amount of $50 million and Khosla has made a term loan to us in the principal amount of $25 million, for a total of $75 million in principal amount, constituting the Loan Advance. At closing, we paid the Lenders a facility charge in an amount equal to 1% of the Loan Advance. The Loan Advance bears interest from the funding date at 16.00% per annum, which we refer to as the Loan Interest Rate.

We agreed to pay interest on the Loan Advance in arrears on the first day of each month, beginning March 1, 2012. We may elect payment of paid-in-kind interest, instead of cash interest, during the first twelve months during which the Loan Advance is outstanding. For paid-in-kind interest, the interest is added to the principal balance of the loan. We elected payment of paid-in-kind interest on March 1, 2012, April 1, 2012, and May 1, 2012, which added an additional $3.2 million principal to the Loan Advances.

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

We also agreed to pay the Lenders an end of term charge equal to the sum of $6,750,000 plus 9% of the aggregate amount of all interest paid-in-kind (instead of cash interest) upon the earlier to occur of the maturity of the Loan Advance, prepayment in full of the Loan Advance, or when the Loan Advance becomes due and payable upon acceleration. We are amortizing the end of charge term to interest expense and increasing the liability for the end of term charge over the life of the loan. We amortized and accrued approximately $363,000 as of March 31, 2012, which is included in the principal balance of the loan.

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

In addition, we may be obligated to issue each Lender one or more additional warrants to purchase shares of our Class A common stock if we elect payment of paid-in-kind interest on the outstanding principal balance of the Loan Advance for any month, which we refer to as the PIK Warrants. Except as described below, the number of shares of our Class A common stock underlying the PIK Warrants (assuming no net issuance) is an amount equal to 18% of the amount of interest paid-in-kind divided by the average closing price of our Class A common stock over the 5 consecutive trading days ending on, but excluding, the day such interest was due, which we refer to as the Average Market Price. The per share price of the PIK Warrants will be such Average Market Price, notwithstanding the foregoing, the Average Market Price is less than $11.62 per share of our Class A common stock (subject to adjustment for stock splits, combinations and the like), which we refer to as the Warrant Floor Price, on the date the interest in kind on the outstanding principal balance of the Loan Advance is due and payable for such month, then (x) the initial per share exercise price for such PIK Warrant issued to such Lender shall be equal to the Warrant Floor Price and (y) the number of shares of Class A common stock underlying such PIK Warrant (assuming no net issuance) issued to such Lender shall be increased to a number of shares of Class A Common Stock (determined pursuant to the mutual agreement of us and such Lender) that would cause the fair market value of such PIK Warrant to be no less than the fair market value of the PIK Warrant that would have been issued had we issued such warrants with an exercise price equal to the Average Market Price. The PIK Warrants will be issued as partial consideration for the Lenders’ entry into the Loan and Security Agreement and will expire 7 years from the 18 month anniversary of the closing date of the Loan and Security Agreement. The number of shares for which each PIK Warrant is exercisable and the associated exercise price is subject to certain anti-dilution adjustments. Each PIK Warrant may be exercised by payment of the exercise price in cash or on a net issuance basis. The Initial Warrants and any PIK Warrants obligate us to file a registration statement covering the resale of such warrants and the shares of our Class A common stock issuable upon exercise of such warrants as soon as we become eligible to use Form S-3. We elected payment of paid-in-kind interest on March 1, 2012, April 1, 2012, and May 1, 2012, which required us to issue warrants to purchase 23,293 shares, 14,163 shares, and 19,142 shares, respectively, of our Class A common stock at an exercise prices of $11.62, $13.15, and $11.62 per share, respectively, to the Lenders. Including the PIK Warrants, the Lenders own warrants to purchase an aggregate of 1,218,388 shares of our Class A common stock as of May 1, 2012.

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

In 2011, we received all $75.0 million under the Mississippi Development Authority loan to reimburse us for expenses incurred on the construction of our initial-scale commercial production facility located in Columbus, Mississippi.

The non-interest bearing component of the Mississippi Development Authority Loan was intended to incentivize us to design, construct and operate our initial-scale commercial production facility in Mississippi. We imputed interest on the Mississippi Development Authority Loan and determined the loan discount to be the difference between the face value of the loan and the discounted present value of the loan using an estimated market rate of 5.5%, with such rate based on interest bearing loans of a similar nature and terms. Of the $75.0 million in loan proceeds received, we estimated approximately $32.2 million was attributable to the non-interesting bearing component of the loan. Consequently, we recorded a discount on the Mississippi Development Authority Loan of $32.2 million and a reduction of the capitalized cost of the related assets for which we were reimbursed in the same amount. The loan discount is recognized as interest expense, subject to interest capitalization during the construction phase, using the effective interest method. As of March 31, 2012, $1.5 million of the loan discount had been recognized as interest expense and subsequently capitalized.

Equipment Loans

Equipment Loan #1 — On December 30, 2008, we entered into an equipment loan agreement with Lighthouse Capital Partners VI, L.P. The loan agreement provides for advances at $100,000 minimum increments up to $5.0 million in the aggregate for purchases of equipment. All advances must have been funded no later than September 30, 2009. Each advance represents a separate loan tranche that is payable monthly over a three-year period from the date of issuance of the advance at an annual interest rate of 7.5%. In addition, at loan maturity, we are required to make a payment equal to 7.5% of the total principal on the loan. The loans were originally to mature at dates from March 2012 to October 2012. During 2009, we borrowed all $5.0 million available under the loan. The loan tranches are collateralized by certain of our production pilot unit, lab equipment and office equipment valued at approximately $5.0 million.

In 2011, we amended Equipment Loan #1 to waive certain covenant restrictions to allow us to enter into the Mississippi Development Authority loan described above. In addition, the amendments provided for a deferral of principal payment for one year, which ended on February 29, 2012, included prepayment penalties and extended the maturities of the loans to January 2014. All other terms were unchanged. Interest during the principal deferral period was paid at 2.5% over the original stated interest rate and reverted to the original interest rate of 7.5% on March 1, 2012.

We agreed to pay the lender an end of term charge of $415,000, which consists of 7.5% of the original advances of $5.0 million, or $375,000, plus a $40,000 amendment fee we agreed to pay the lender on maturity date. We are amortizing the end of term charge and amendment fee over the life of the loan and included in interest expense on the Consolidated Statements of Operations. We amortized approximately $372,000 as of March 31, 2012, which is included in the principal balance of the loan. As of March 31, 2012, borrowings of approximately $2.7 million on Equipment Loan #1 were outstanding.

Equipment Loan #2 — On March 25, 2010, we entered into an equipment loan agreement with Silicon Valley Bank with total availability of $1.0 million, limited to two advances of at least $500,000 each. The full amount of the availability under the loan agreement was drawn down in a single advance of $1 million. The loan is payable monthly over a three-year period at an annual interest rate of 10%. The maturity date of the loan is May 2013. The loan is collateralized by the equipment purchased with the advances at a cost of approximately $1.3 million. As of March 31, 2012, borrowings of approximately $427,000 were outstanding under this loan.

Business Loan

On January 27, 2010, we entered into our first business loan agreement with Lighthouse Capital Partners VI, L.P. and Leader Lending, LLC for an amount of up to $7.0 million. During 2010, we borrowed the full $7.0 million under the loan agreement. A portion of the Loan Advance from the Alberta Lenders/Khosla Term Loan was used to repay the Business Loan in January 2012. The principal balance outstanding as of December 31, 2011 that was repaid in January 2012 consisted of $5.9 million of loan advances and $0.5 million of accrued end of term charge, collectively, representing a $6.4 million cash outflow from financing activity. In addition to the end of term charge we had accrued as of December 31, 2011, the portion of the end of term charge that we had not accrued for that we paid in January 2012 was $0.2 million. The prepayment premium for paying the loan prior to its maturity was $0.1 million, totaling $0.3 million. We paid approximately $6.7 million to terminate the loan.

Cash Flows

	Three Months Ended March 31,
	2012	2011
Net cash used in operating activities	$(12,289)	$(12,455)
Net cash used in investing activities	$(34,658)	$(16,641)
Net cash provided by financing activities	$67,536	$(307)

Operating activities. Net cash used in operating activities for the three months ended March 31, 2012 was $12.3 million compared to $12.5 million for the same period in 2011. Net cash used in operating activities of $12.3 million for the three months ended March 31, 2012 reflects net loss of $16.8 million partially offset by non-cash charges of $3.2 million and $1.3 million net change in our operating assets and liabilities. The non-cash charge of $3.2 million primarily consisted of $2.1 million in stock based compensation. The net change in operating assets and liabilities of $1.3 million primarily consisted of a $1.9 million increase in accrued liabilities, offset by a decrease of $0.6 million in accounts payable. The net cash used in operating activities of $12.5 million for the three months ended March 31, 2011 reflects net loss of $13.4 million and a $1.6 million net change in our operating assets and liabilities partially offset by non-cash charges of $2.5 million. The net change in operating assets and liabilities of $1.6 million primarily consisted of a $1.3 million increase in accrued liabilities. The non-cash charge of $2.5 million primarily consisted of $1.4 million in derivative fair value adjustments for our convertible preferred stock warrants.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2012 was $34.7 million compared to $16.6 million for the same period in 2011. The increase in cash used in investing activities is primarily related to the construction of our initial-scale commercial production facility in Columbus, Mississippi. During the three months ended March 31, 2011, we were in the early stages of construction whereas during the three months ended March 31, 2012, construction was well underway. During the three months ended March 31, 2012, we capitalized approximately $4.3 million of interest expense compared to $325,000 for the same period in 2011.

Financing Activities. Net cash provided by financing activities was $67.5 million for the three months ended March 31, 2011 as compared to cash used in financing activities of $307,000 for the same period in 2011. The increase was primarily attributable to net cash receipt from borrowings of approximately $73.5 million under our Alberta Lenders/Khosla Term Toan that we closed in January 2012. The increase was partially offset by us using a portion of the borrowings from the Alberta Lenders/Khosla Term Loan to pay-off the Business Loan in January 2012. The outstanding principal balance and accrued end of term charge that we paid-off was approximately $6.4 million.

Off-Balance Sheet Arrangements

During the periods presented, we did not, nor do we currently have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

In June 2011, the FASB issued an amendment to an existing accounting standard which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, in December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the statement of operations. The amendments are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this standard in the first quarter of 2012 and the adoption did not have a material impact on our financial statements and disclosures.

In May 2011, the FASB issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. We adopted this standard in the first quarter of 2012 and the adoption did not have a material impact on our financial statements and disclosures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of March 31, 2012, our investment portfolio consisted primarily of money market funds. Due to the short-term nature of our investment portfolio, our exposure to interest rate risk is minimal.

Foreign Currency Risk

Prior to December 31, 2010 we incurred certain operating expenses in currencies other than the U.S. dollar in relation to our subsidiary located in the Netherlands and, therefore, are subject to volatility in cash flows due to fluctuations in exchange rates between the U.S. Dollar and the Euro. This subsidiary is in the process of liquidation.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1. Legal Proceedings

We are not a party to any material litigation or proceeding and are not aware of any material litigation or proceeding, pending or threatened against us.

ITEM 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2012, we issued warrants to purchase an aggregate of 1,161,790 shares of our Class A common stock at an exercise price of $11.62 to lenders in connection with the entry into our January 2012 term loan. The warrants were exercisable in full on the date of grant and expire in January 2019.

In March 2012, we issued warrants to purchase an aggregate of 23,293 shares of our Class A common stock at an exercise price of $11.62 to lenders in connection with interest paid-in-kind on our January 2012 term loan. The warrants were exercisable in full on the date of grant and expire in July 2020.

In April 2012, we issued warrants to purchase an aggregate of 14,163 shares of our Class A common stock at an exercise price of $13.15 per share to lenders in connection with interest paid-in-kind on our January 2012 term loan. The warrants were exercisable in full on the date of grant and expire in July 2020.

In May 2012, we issued warrants to purchase an aggregate of 19,142 shares of our Class A common stock at an exercise price of $11.62 per share to lenders in connection with interest paid-in-kind on our January 2012 term loan. The warrants were exercisable in full on the date of grant and expire in July 2020.

The warrants described herein were issued in private transactions pursuant to Section 4(2) of the Securities Act. The recipients of these warrants acquired the warrants for investment purposes only and without intent to resell, were able to fend for themselves in these transactions, and were accredited investors as defined in Rule 501 of Regulation D promulgated under Section 3(b) of the Securities Act. Appropriate restrictions were set out in the agreements for these transactions, including legends setting forth that the applicable securities have not been registered. These securityholders had adequate access, through their relationships with us, to information about us.

Use of Proceeds from Public Offering of Class A Common Stock

Our initial public offering of Class A common stock was effected through a Registration Statement on Form S-1 (File No. 333-173440) ,which we refer to as the Registration Statement, that was declared effective by the SEC on June 23, 2011. The net offering proceeds to us were approximately $148.6 million. Of the net proceeds, as of March 31, 2012, we estimate that $38 million has been used for general corporate purposes, front-end engineering for our first planned standard commercial production facility in Mississippi, and start-up costs for our initial-scale commercial production facility currently under construction in Columbus, Mississippi, and $9 million was used to expand our demonstration unit and construct other infrastructure assets in Pasadena, Texas. In addition to the uses described in the Registration Statement, as of March 31, 2012, we have used approximately $20 million of the net offering proceeds to fund additional costs incurred during the three months ended March 31, 2012 relating to our Columbus project comprised of scope changes, expediting costs, and, to a lesser extent, cost increases. At March 31, 2012, the remaining net proceeds were invested in short-term, interest-bearing investment grade securities.

ITEM 6. Exhibits

See the Exhibit Index accompanying this Quarterly Report, which is incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KiOR, Inc.

By:	/s/ John H. Karnes
John H. Karnes
Chief Financial Officer (Principal Financial Officer)

Date: May 14, 2012

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.1	Form of Performance and Retention Agreement	8-K	001-35213	10.1	March 15, 2012

10.2	Loan and Security Agreement	8-K	001-35213	10.1	January 27, 2012

10.3	Warrant Agreement to Purchase Shares of Class A Common Stock	8-K	001-35213	10.2	January 27, 2012

10.4	Warrant Agreement to Purchase Shares of Class A Common Stock	8-K	001-35213	10.3	January 27, 2012

10.5	Warrant Agreement to Purchase Shares of Class A Common Stock	8-K	001-35213	10.4	January 27, 2012

31.1	Rule 13a-14(a)/15d-14(a) Certification of Fred Cannon (Principal Executive Officer).					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of John Karnes (Principal Financial Officer).					X

32.1	Section 1350 Certification of Fred Cannon (Principal Executive Officer) and John Karnes (Principal Financial Officer).					X

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and March 31, 2011, (iii) Condensed Consolidated Statements of Changes of Stockholders’ Equity for the three months ended March 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.