Form 10-Q
period 2012-06-30
Kior Inc
filed 2012-08-14
CIK 1418862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

There were 45,169,877 and 59,631,027 shares of the registrant’s Class A and Class B common stock, respectively, outstanding on August 8, 2012.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets — June 30, 2012 and December 31, 2011	4
Condensed Consolidated Statements of Operations and Comprehensive loss — Three and Six Months Ended June 30, 2012 and 2011	5
Condensed Consolidated Statements of Convertible Preferred Stock, Stockholders’ Equity (Deficit) and Accumulated Comprehensive Loss	6
Condensed Consolidated Statements of Cash Flows — Six Months Ended June 30, 2012 and 2011	8
Notes to Condensed Consolidated Financial Statements	10
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	33
ITEM 4. Controls and Procedures	33

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	34
ITEM 1A. Risk Factors	34
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	36
ITEM 6. Exhibits	37
Exhibit 10.3(b)
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

In particular, forward-looking statements in this Quarterly Report include statements about:

•	the expected production costs of our cellulosic gasoline and diesel;

•	our ability to obtain additional debt and/or equity financing on acceptable terms, if at all;

•	the anticipated performance attributes of our cellulosic gasoline and diesel;

•	the accuracy of our estimates regarding expenses, construction costs, future revenue and capital requirements;

•	the sufficiency of our cash to meet our liquidity needs;

•	the timing of the construction and commencement of operations at our initial scale and planned standard commercial production facilities;

•	achievement of advances in our technology platform and process design, including improvements to our yield;

•	our ability to produce cellulosic gasoline and diesel at commercial scale;

•	our ability to obtain feedstock at commercially acceptable terms;

•	our ability to locate production facilities near low-cost, abundant and sustainable feedstock;

•	the future price and volatility of petroleum-based products and of our current and future feedstocks;

•	government policymaking and incentives relating to renewable fuels;

•	our ability to obtain and retain potential customers for our cellulosic gasoline and diesel; and

•	our ability to hire and retain skilled employees.

These forward-looking statements are subject to a number of important risks, uncertainties and assumptions. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. The following factors, among others, could cause actual results to differ materially and adversely from those contained in forward-looking statements made in this Quarterly Report: our ability to commercialize successfully our cellulosic gasoline, diesel and fuel oil; our ability to effectively scale our proprietary technology platform and process design: the cost of constructing, operating and maintaining facilities necessary to produce our cellulosic gasoline, diesel and fuel oil in commercial volumes; our ability to raise additional capital in the future in order to expand our business; the availability of cash to invest in the ongoing needs of our business; our ability to obtain government regulatory approvals for the registration of our products as transportation fuels or as cellulosic biofuel; the ability of our initial-scale commercial production facility, which we mechanically completed in April 2012, to satisfy the technical, commercial and production requirements under offtake agreements relating to the sale of cellulosic gasoline, diesel and fuel oil; market acceptance of our cellulosic gasoline, diesel and fuel oil; the ability of our initial-scale commercial production facility to produce fuel on time and at expected yields; and our ability to obtain and maintain intellectual property protection for our products and processes, as well as other risks and uncertainties described in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011 as updated by Item 1A of Part II of this Quarterly Report. Moreover, we operate in a competitive and rapidly changing environment in which new risks emerge from time to time. It is not possible for our management to predict all risks.

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

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$107,032	$131,637
Inventories	846	—
Prepaid expenses and other current assets	718	1,000

Total current assets	108,596	132,637
Property, plant and equipment, net	224,836	169,923
Intangible assets, net	2,136	2,233
Other assets	1,721	471

Total assets	$337,289	$305,264

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,275	$5,506
Accounts payable	3,011	6,496
Accrued capital expenditures	2,419	14,571
Accrued liabilities	6,596	2,648

Total current liabilities	17,301	29,221
Long-term debt, less current portion, net of discount of $39,348 and $31,852 at June 30, 2012 and December 31, 2011, respectively	113,329	47,304

Total liabilities	130,630	76,525

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock — $0.0001 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized at June 30, 2012 and December 31, 2011; 45,046,396 and 40,815,079 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	4	4
Class B common stock — $0.0001 par value; 70,800,000 shares authorized at June 30, 2012 and December 31, 2011; 59,565,027 and 61,425,575 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	6	6
Additional paid-in capital	376,817	359,108
Deficit accumulated during the development stage	(170,168)	(130,379)

Total stockholders’ equity	206,659	228,739

Total liabilities and stockholders’ equity	$337,289	$305,264

See accompanying notes to condensed consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from July 23, 2007 (Date of Inception) through June 30, 2012
	2012	2011	2012	2011

Operating expenses:
Research and development expenses	$(8,559)	$(7,723)	$(16,410)	$(14,994)	$(84,000)
General and administrative expenses	(13,718)	(7,161)	(21,734)	(11,350)	(58,052)
Depreciation and amortization expenses	(697)	(563)	(1,380)	(1,085)	(6,212)

Loss from operations	(22,974)	(15,447)	(39,524)	(27,429)	(148,264)
Other income (expense), net:
Interest income	7	—	9	—	185
Beneficial conversion feature expense related to convertible promissory note	—	—	—	—	(10,000)
Interest expense, net of amounts capitalized	—	—	(274)	—	(2,328)
Foreign currency loss	—	—	—	—	(435)
Loss from change in fair value of warrant liability	—	(5,504)	—	(6,914)	(9,279)

Other income (expense), net	7	(5,504)	(265)	(6,914)	(21,857)

Loss before income taxes	(22,967)	(20,951)	(39,789)	(34,343)	(170,121)

Income tax expenses - current	—	—	—	—	(47)

Net loss	$(22,967)	$(20,951)	$(39,789)	$(34,343)	$(170,168)
Deemed dividend related to the beneficial conversion feature of Series C convertible preferred stock	—	(19,669)	—	(19,669)

Net loss attributable to stockholders	$(22,967)	$(40,620)	$(39,789)	$(54,012)

Net loss per share of Class A common stock, basic and diluted	$(.22)	$(.43)	$(.38)	$(.60)

Net loss per share of Class B common stock, basic and diluted	$(.22)	$(.43)	$(.38)	$(.60)

Weighted-average Class A and B common shares outstanding, basic and diluted	104,318	19,208	103,722	17,820

Other comprehensive loss:
Other comprehensive loss	—	—	—	—	—

Comprehensive loss	$(22,967)	$(20,951)	$(39,789)	$(34,343)	$(170,168)

See accompanying notes to condensed consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Statements of Convertible Preferred Stock, Stockholders’ Equity (Deficit) and

Accumulated Comprehensive Loss

(Amounts in thousands)

(Unaudited)

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock, formerly common stock		Addt’l Paid-in- Capital	Deficit Accum During the Dev. Stage	Acc. Other Comp. Loss	Total Stockholders’ Deficit
	Shrs	$	Shrs	$	Shrs	$
Issuance of Series A convertible preferred stock	14,400	$2,599	—	—	—	—	—	—	—	$—
Receivable from Series A convertible preferred stockholder	—	(1,155)	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	14,400	1	2,598	—	—	2,599
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(472)	—	(472)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—

Total comprehensive loss										(472)

Balance at December 31, 2007	14,400	$1,444	—	$—	14,400	$1	$2,598	$(472)	$—	$2,127
Collection of receivable from Series A convertible preferred stockholder	—	1,155	—	—	—	—	—	—	—	—
Issuance of Series A convertible preferred stock	9,600	1,761	—	—	—	—	—	—	—	—
Issuance of Series A-1 convertible preferred stock	20,572	10,024	—	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(5,866)	—	(5,866)
Currency translation adjustment	—	—	—	—	—	—	—	—	93	93

Total comprehensive loss										(5,773)

Balance at December 31, 2008	44,572	$14,384	—	$—	14,400	$1	$2,598	$(6,338)	$93	$(3,646)
Stock-based compensation- options	—	—	—	—	—	—	331	—	—	331
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(14,059)	—	(14,059)
Currency translation adjustment	—	—	—	—	—	—	—	—	122	122

Total comprehensive loss										(13,937)

Balance at December 31, 2009	44,572	$14,384	—	$—	14,400	$1	$2,929	$(20,397)	$215	$(17,252)
Stock-based compensation- options	—	—	—	—	—	—	730	—	—	730
Stock options exercised	—	—	—	—	524	—	43	—	—	43
Stock-based compensation- Common and Class A common stock	—	—	60	—	896	—	200	—	—	200
Issuance of Series B convertible preferred stock	24,480	120,000	—	—	—	—	—	—	—	—
Issuance of warrants on common stock	—	—	—	—	—	—	298	—	—	298
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(45,927)	—	(45,927)
Currency translation adjustment	—	—	—	—	—	—	—	—	(215)	(215)

Total comprehensive loss										(46,142)

Balance at December 31, 2010	69,052	$134,384	60	$—	15,820	$2	$4,199	$(66,324)	$—	$(62,123)

See accompanying notes to condensed consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Statements of Convertible Preferred Stock, Stockholders’ Equity (Deficit) and

Accumulated Comprehensive Loss (continued)

(Amounts in thousands)

(Unaudited)

	Convertible		Class A Common		Class B Common Stock, formerly		Addt’l	Deficit Accum	Acc. Other	Total
	Preferred Stock		Stock		common stock		Paid-in-	During the	Comp.	Stockholders’
	Shrs	$	Shrs	$	Shrs	$	Capital	Dev. Stage	Loss	Deficit
Balance at December 31, 2010	69,052	$134,384	60	$—	15,820	$2	$4,199	$(66,324)	$—	$(62,123)
Issuance of Class A Common Stock - Public Offering, net of offering costs	—	—	10,800	1	—	—	148,643	—	—	148,644
Common Stock Issued - Restricted	—	—	70	—	—	—	—	—	—	—
Stock Based Compensation - Options	—	—	—	—	—	—	3,607	—	—	3,607
Stock Based Compensation - Restricted	—	—	—	—	—	—	2,547	—	—	2,547
Stock Options/Warrants Exercised	—	—	330	—	1,526	—	336	—	—	336
Exercised options converted from class B to class A	—	—	492	—	(492)	—	—	—	—	—
Issuance of Series C Convertible Preferred Stock	11,220	55,000	—	—	—	—	—	—	—	—
Conversion of Series A Convertible Preferred Stock	(24,000)	(4,360)	—	—	24,000	2	4,358	—	—	4,360
Conversion of Series A-1 Convertible Preferred Stock	(20,572)	(10,024)	—	—	20,572	2	10,022	—	—	10,024
Conversion of Series B Convertible Preferred Stock	(24,480)	(120,000)	24,480	2	—	—	119,998	—	—	120,000
Conversion of Series C Convertible Preferred Stock	(11,220)	(55,000)	4,583	1	—	—	54,999	—	—	55,000
Conversion of Convertible Preferred Stock Warrants Liability	—	—	—	—	—	—	10,399	—	—	10,399
Beneficial Conversion Feature on Issuance of Series C Convertible Preferred Stock and Stock Warrants	—	—	—	—	—	—	19,669	—	—	19,669
Deemed Dividend Related to the Beneficial Conversion Feature on Series C Convertible Preferred Stock and Stock Warrants	—	—	—	—	—	—	(19,669)	—	—	(19,669)
Net loss	—	—	—	—	—	—	—	(64,055)	—	(64,055)

Balance at December 31, 2011	—	$—	40,815	$4	61,426	$6	$359,108	$(130,379)	$—	$228,739
Common Stock Issued - Restricted	—	—	149	—	—	—	—	—	—	—
Equity Bonus Grant	—	—	45	—	—	—	420	—	—	420
Stock Based Compensation - Options	—	—	—	—	—	—	1,990	—	—	1,990
Stock Based Compensation - Restricted	—	—	—	—	—	—	3,847	—	—	3,847
Stock Options/Warrants Exercised	—	—	607	—	1,569	—	1,006	—	—	1,006
Exercised options converted from class B to class A	—	—	3,430	—	(3,430)	—	—	—	—	—
Issuance of warrants on common stock	—	—	—	—	—	—	10,446	—	—	10,446
Net loss	—	—	—	—	—	—	—	(39,789)	—	(39,789)

Balance at June 30, 2012	—	$—	45,046	$4	59,565	$6	$376,817	$(170,168)	$—	$206,659

See accompanying notes to condensed consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,		Period from July 23, 2007 (Date of Inception) through
	2012	2011	June 30, 2012
Cash flows from operating activities
Net loss	$(39,789)	$(34,343)	$(170,168)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,380	1,085	6,212
Stock-based compensation	5,837	3,200	13,252
Non cash compensation from warrants issued on common stock	—	—	298
Beneficial conversion feature	—	—	10,000
Derivative fair value adjustments	—	6,914	9,279
Accrued interest	—	—	534
Amortization of debt discount	—	—	300
Non cash compensation equity bonus	133	—	133
Amortization of prepaid expenses	630	—	630
Changes in operating assets and liabilities
Inventories	(846)	—	(846)
Prepaid expenses and other current assets	(166)	(1,185)	(949)
Accounts payable	435	(453)	(202)
Accrued liabilities	3,308	205	5,227

Net cash used in operating activities	(29,078)	(24,577)	(126,300)

Cash flows from investing activities
Purchases of property, plant and equipment	(63,009)	(50,738)	(245,805)
Purchases of intangible assets	—	—	(427)

Net cash used in investing activities	(63,009)	(50,738)	(246,232)

Cash flows from financing activities
Proceeds from issuance of convertible promissory note to stockholder	—	—	15,000
Proceeds from equipment loans	—	—	6,000
Payments on equipment loans	(565)	(308)	(3,629)
Proceeds from business loans	—	—	7,000
Payments on business loans (see see Note 7 — Long Term Debt )	(6,370)	(189)	(7,478)
Proceeds from stock option exercises / warrants	1,003	125	1,311
Proceeds from issuance of Series A convertible preferred stock	—	—	4,360
Proceeds from issuance of Series A-1 convertible preferred stock	—	—	10,024
Proceeds from issuance of Series B convertible preferred stock	—	—	95,000
Proceeds from issuance of Series C convertible preferred stock	—	55,000	55,000
Proceeds from issuance of common stock in initial public offering, net of offering costs	—	137,523	148,644
Borrowings under the Mississippi Development Authority loan	—	39,391	75,000
Borrowings under the Alberta Lenders/Khosla term loan	75,000	—	75,000
Debt issuance costs	(1,586)	—	(1,586)

Net cash provided by financing activities	67,482	231,542	479,646

Effect of exchange rate on cash and cash equivalents	—	—	(82)
Net (decrease) increase in cash and cash equivalents	(24,605)	156,227	107,114
Cash and cash equivalents
Beginning of period	131,637	51,350	—

End of period	$107,032	$207,577	$107,032

See accompanying notes to condensed consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Statements of Cash Flows (continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Supplemental disclosure of noncash investing and financing activities:
Change in accrued purchase of property, plant and equipment	$3,301	$12,225
Issuance of warrants in connection with Alberta Lenders/Khosla term loan	$10,446	$—
Capitalization of paid-in-kind interest	$4,266	$—
Accrued capitalized interest expense payable	$1,042	$—
Debt discount amortization	$4,073	$—
Accrued debt issuance costs	$105	$—
Reclass current and long-term portion of debt issuance costs	$426	$—
Options exercised	$3	$—
Capitalization of prepaid builders risk insurance	$100	$—
Current portion reclass of Mississippi Development Authority loan	$1,875	$—
Convertible preferred stock warrants issued in connection with loan amendments	$—	$300
Conversion of Series A, A-1, B, and C convertible preferred stock into Class A and Class B common stock	$—	$134,384
Conversion of convertible preferred stock warrants into Class A and Class B common stock warrants	$—	$10,399

See accompanying notes to condensed consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Notes to Consolidated Financial Statements (Unaudited)

1. Organization and Operations of the Company

Organization

KiOR, Inc., a Delaware corporation (the “Company”), is a next-generation renewable fuels company based in Pasadena, Texas. The Company was incorporated and commenced operations in July 2007 as a joint venture between Khosla Ventures, an investment partnership, and BIOeCON B.V.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, KiOR B.V. and KiOR Columbus, LLC. KiOR B.V., a Netherlands company, was formed on March 4, 2008 and liquidated in June 2012. As of December 31, 2010, all of the operations of KiOR B.V. were combined into the operations of KiOR, Inc. KiOR Columbus, LLC, a wholly owned subsidiary of the Company (“KiOR Columbus”), was formed on October 6, 2010.

Nature of Business

The Company has developed a two-step proprietary technology platform to convert abundant and sustainable non-food biomass into cellulosic gasoline and diesel that can be transported using the existing fuels distribution system for use in vehicles on the road today.

Since inception, the Company has performed extensive research and development efforts to develop, enhance, refine and commercialize its biomass-to-cellulosic fuel technology platform. The Company is entering its commercialization phase and, in the first quarter of 2011, commenced construction of its first initial-scale commercial production facility in Columbus, Mississippi, which the Company mechanically completed in April 2012 and expects to begin production in the second half of 2012.

Development Stage Enterprise

The Company has incurred substantial net losses since its inception, generating operating net losses of $148.3 million and an accumulated deficit of $170.2 million as of June 30, 2012. The Company expects these losses to continue. The Company expects to incur additional costs and expenses related to the continued development and expansion of its business, including its research and development expenses, continued testing and development at its pilot and demonstration units and engineering and design work and construction and start up of its planned commercial production facilities. The Company has not yet commercialized its cellulosic gasoline and diesel nor has it generated any revenue. The Company expects to finance its operations for the foreseeable future with cash and cash equivalents currently on hand, potential cash contributions from product sales, and equity financing and debt from one or more public or private sources, including commercial banks, existing investors and federal, state and local governments. There can be no assurance that the Company will ever achieve or sustain profitability on a quarterly or annual basis.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to these rules and regulations. In the opinion of the Company, these financial statements contain all adjustments necessary to present fairly its financial position, results of operations, and changes in cash flows for the periods presented. All such adjustments represent normal recurring items, except as noted herein. These condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 27, 2012. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The unaudited interim condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiary.

Inventories

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of cost or net realizable market value. Inventories, which consist of cellulosic gasoline, diesel and fuel oil, renewable crude oil, renewable cellulosic biomass

(primarily pine logs and wood chips), and catalyst, are categorized as finished goods, work-in-process or raw material inventories. Inventory costs include transportation, chipping and overhead costs incurred during production. During the second quarter of 2012, we purchased approximately $846,000 in renewable cellulosic biomass and catalyst that have been classified as raw materials inventory.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ from these estimates.

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

The following table presents the calculation of historical basic and diluted net loss per share of common stock attributable to the Company’s common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Amounts in thousands, except per share data)

Net loss per share:
Numerator:
Net loss	$(22,967)	$(20,951)	$(39,789)	$(34,343)
Deemed dividend related to the beneficial conversion feature of Series C convertible preferred stock	—	(19,669)	—	(19,669)

Net loss attributable to stockholders	(22,967)	(40,620)	(39,789)	(54,012)
Net loss attributable to preferred stockholders	—	32,428	—	43,364

Net loss attributable to Class A common stockholders and Class B common stockholders — basic and diluted	$(22,967)	$(8,192)	$(39,789)	$(10,648)

Net loss attributable to Class A common stockholders — basic and diluted	$(9,663)	(406)	$(16,521)	(305)
Net loss attributable to Class B common stockholders — basic and diluted	(13,304)	(7,786)	(23,268)	(10,343)

Net loss attributable to Class A common stockholders and Class B common stockholders — basic and diluted	$(22,967)	$(8,192)	$(39,789)	$(10,648)

Denominator:
Weighted-average Class A common shares used in computing net loss per share of Class A common stock — basic and diluted	43,891	951	43,066	510
Weighted-average Class B common shares used in computing net loss per share of Class B common stock — basic and diluted	60,427	18,257	60,656	17,310

Weighted-average Class A common stock and Class B common stock — basic and diluted	104,318	19,208	103,722	17,820

Net loss per share of Class A common stock — basic and diluted	$(.22)	$(.43)	$(.38)	$(.60)

Net loss per share of Class B common stock — basic and diluted	$(.22)	$(.43)	$(.38)	$(.60)

The following outstanding shares on a weighted-average basis of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Amounts in thousands)

Convertible preferred stock (as converted basis)	—	76,041	—	72,566
Convertible preferred stock warrants (as converted basis)	—	720	—	721
Common stock warrants (as converted basis)	1,262	129	1,350	143
Stock options	12,087	14,732	12,448	14,492

Total	13,349	91,662	13,798	87,922

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued an update that simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. The amendments allow an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not have any indefinite-lived intangible assets subject to the new standard.

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

3. Fair Value of Financial Instruments

The Company’s assessment of the significance of a particular input to the fair value measurement of an asset or liability in its entirety requires management to make judgments and consider factors specific to the asset or liability. As of June 30, 2012 and December 31, 2011, the Company considered cash and cash equivalents, restricted cash and accounts payable to be representative of their fair values because of their short-term maturities. Further, the Company’s long-term debt approximates fair value as it has been negotiated on an arm’s length basis with reputable third-party lenders at prevailing market rates.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy. The Company had no financial liabilities measured at fair value at June 30, 2012 and December 31, 2011.

	June 30, 2012
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Financial assets
Money market funds	$100,351	$—	$—	$100,351

Total financial assets	$100,351	$—	$—	$100,351

	December 31, 2011
	Level 1	Level 2	Level 3	Total

Financial assets
Money market funds	$101,475	$—	$—	$101,475

Total financial assets	$101,475	$—	$—	$101,475

The Company’s assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets and intangible assets. These items are recognized at fair value when they are considered to be impaired. At June 30, 2012 and December 31, 2011, there were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis.

4. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands).

	June 30, 2012	December 31, 2011
Raw materials	$846	$—

Inventories	$846	$—

As of June 30, 2012, inventories consist of renewable cellulosic biomass and catalyst and any transportation, chipping and overhead costs incurred.

5. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30, 2012	December 31, 2011
	(Amounts in thousands)
Property, Plant and Equipment:
Construction in progress	$196,370	$146,852
Lab and testing equipment	3,927	3,927
Leasehold improvement	4,867	2,418
Manufacturing machinery and equipment	23,205	19,418
Computer equipment and software	1,132	689
Furniture and fixtures	134	134
Land	550	550

Total property, plant and equipment	230,185	173,988
Less: accumulated depreciation	(5,349)	(4,065)

Net property, plant and equipment	$224,836	$169,923

Depreciation expense was approximately $649,000 and $515,000 for the three months ended June 30, 2012 and 2011, respectively, and approximately $1.3 million and $989,000 for the six months ended June 30, 2012 and 2011, respectively. Construction in progress as of June 30, 2012 and December 31, 2011 includes capitalized interest of $12.2 million and $2.6 million, respectively. During the six months ended June 30, 2012, we capitalized approximately $9.6 million of interest expense compared to $911,000 for the same period in 2011.

Gross construction in progress at June 30, 2012 was $229.1 million, offset by $32.2 million attributable to the non-interest bearing component of the Mississippi Development Authority Loan (see Note 7 — Long Term Debt ) and $550,000 for the land contributed by Lowndes County, Mississippi and Lowndes County Port Authority. Construction in progress at June 30, 2012 and December 31, 2011 primarily relates to the engineering, design, and development of the Company’s initial-scale commercial production facility in Columbus, Mississippi. Depreciation of construction in progress costs begins as soon as the facility is placed into service.

6. Intangible Assets

Intangible assets consists of the following:

	June 30, 2012	December 31, 2011
	(Amounts in thousands)
Intangible Assets:
Purchased biomass conversion technology	$2,599	$2,599
Accumulated amortization	(795)	(708)

Purchased biomass conversion technology, net	1,804	1,891
Technology licenses	400	400
Accumulated amortization	(68)	(58)

Technology licenses, net	332	342

Intangible assets, net	$2,136	$2,233

Intangible asset amortization expense was approximately $48,000 for the three months ended June 30, 2012 and 2011, respectively, and $97,000 for the six months ended June 30, 2012 and 2011, respectively.

7. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2012	December 31, 2011
	(Amounts in thousands)
Long-Term Debt:
Equipment loans	$2,754	$3,293
Business loan	—	6,369
Mississippi Development Authority Loan	75,000	75,000
Alberta Lenders/Khosla Term Loan	80,198	—
Less: unamortized debt discounts	(39,348)	(31,852)

Long-term debt, net of discount	118,604	52,810
Less: current portion	(5,275)	(5,506)

Long-term debt, net of discount, less current portion	$113,329	$47,304

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

The Company agreed to pay interest on the Loan Advance in arrears on the first day of each month, beginning March 1, 2012. The Company may elect payment of paid-in-kind interest, instead of cash interest, during the first twelve months during which the Loan Advance is outstanding. If the Company elects payment of paid-in-kind interest, the interest is added to the principal balance of the loan. The Company elected payment of paid-in-kind interest for each month from March 1, 2012 through August 1, 2012. The paid-in-kind interest increased the Loan Advance balance by $4.3 million for the period from March 1, 2012 to June 30, 2012.

The Loan Advance is payable in 30 equal monthly installments of principal and interest starting on August 1, 2013 and continuing on the first day of each month thereafter until the entire Loan Advance has been paid in full. The stated maturity date of the Loan Advance is February 1, 2016. At the Company’s option, the Company may prepay the Loan Advance, in whole or in part (including all accrued and unpaid interest) at any time, subject to a prepayment premium if the Company prepays the Loan Advance prior to four years from the date of the loan. The prepayment premium is equal to 4% until the first anniversary of the date of the Loan and Security Agreement, and decreases by 1% on each subsequent anniversary.

The Company also agreed to pay the Lenders an end of term charge equal to the sum of $6,750,000 plus 9% of the aggregate amount of all interest paid-in-kind (instead of cash interest) upon the earlier to occur of the maturity of the Loan Advance, prepayment in full of the Loan Advance, or when the Loan Advance becomes due and payable upon acceleration. The Company is amortizing the end of charge term to interest expense and increasing the liability for the end of term charge over the life of the loan. The Company had amortized approximately $932,000 as of June 30, 2012, which is included in the principal balance of the loan.

The Company’s obligations under the Loan and Security Agreement may be accelerated upon the occurrence of an event of default under the Loan and Security Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, cross-defaults, and a change of control default. In addition, the Company agreed to consummate the sale, in one or more transactions, of its equity securities with gross cash proceeds equal to at least $50 million on or before March 31, 2013, provided that the Company is not required to consummate such transactions so long as it maintains cash or liquid funds equal to at least six months of its projected operating cash requirements in accounts subject to the Lenders’ security interest. The Company also agreed that it will not make capital expenditures with respect to its planned first standard production facility in Mississippi in excess of $25 million unless the Company has raised at least $100 million from the sale, in one or more transactions, of its equity securities (including the proceeds of the equity transactions referred to in the preceding sentence).

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

In addition, the Company may be obligated to issue each Lender one or more additional warrants to purchase shares of its Class A common stock if the Company elects payment of paid-in-kind interest on the outstanding principal balance of the Loan Advance for any month (the “PIK Warrants”). Except as described below, the number of shares of the Company’s Class A common stock underlying the PIK Warrants (assuming no net issuance) is an amount equal to 18% of the amount of interest paid-in-kind divided by the average closing price of the Company’s Class A common stock over the 5 consecutive trading days ending on, but excluding, the day such interest was due (the “Average Market Price”). The per share price of the PIK Warrants will be such Average Market Price. Notwithstanding the foregoing, if the Average Market Price is less than $11.62 per share of the Company’s Class A common stock, subject to adjustment for stock splits, combinations and the like (the “Warrant Floor Price”), on the date the interest in kind on the outstanding principal balance of the Loan Advance is due and payable for such month, then (x) the initial per share exercise price for such PIK Warrant issued to such Lender shall be equal to the Warrant Floor Price and (y) the number of shares of Class A common stock underlying such PIK Warrant (assuming no net issuance) issued to such Lender shall be increased to a number of shares of Class A Common Stock (determined pursuant to the mutual agreement of the Company and such Lender) that would cause the fair market value of such PIK Warrant to be no less than the fair market value of the PIK Warrant that would have been issued had the Company issued such warrants with an exercise price equal to the Average Market Price. The PIK Warrants will be issued as partial consideration for the Lenders’ entry into the Loan and Security Agreement and will expire 7 years from the 18 month anniversary of the closing date of the Loan and Security Agreement. The number of shares for which each PIK Warrant is exercisable and the associated exercise price is subject to certain anti-dilution adjustments. Each PIK Warrant may be exercised by payment of the exercise price in cash or on a net issuance basis. The Initial Warrants and any PIK Warrants obligate the Company to file a registration statement on Form S-3 covering the resale of such warrants and the shares of its Class A common stock issuable upon exercise of such warrants as soon as reasonably practicable after the Company becomes eligible to use the Form S-3. The Company is currently discussing with the warrant holders the timing of such a registration statement. The Company elected payment of paid-in-kind interest at the first of each month from March 2012 through June 2012, which required the Company to issue warrants to purchase an aggregate of 79,296 shares of the Company’s Class A common stock at exercise prices ranging from $11.62 to $13.15 per share to the Lenders. Subsequent to June 30, 2012, the Company elected paid-in-kind interest on the first day of each month from July 2012 through August 2012, which required the Company to issue warrants to purchase an aggregate of 48,945 shares of the Company’s Class A common stock at an exercise price of $11.62 per share to the Lenders.

Mississippi Development Authority Loan

In March 2011, KiOR Columbus entered into a loan agreement with the Mississippi Development Authority, (the “MDA”)- pursuant to which the MDA has agreed to make disbursements to KiOR Columbus from time to time, in a principal amount not to exceed $75 million in the aggregate, to reimburse costs incurred by KiOR Columbus to purchase land, construct buildings and to purchase and install equipment for use in the manufacturing of the Company’s cellulosic gasoline and diesel from Mississippi-grown biomass. Principal payments on the loan are due semiannually on June 30 and December 31 of each year, commencing on the earlier of (a) December 31, 2012 or (b) the next scheduled payment date that is at least six months after the Company commences commercial production of cellulosic gasoline and diesel from Mississippi-grown biomass at its initial-scale commercial production facility for sale to customers in the ordinary course of business. On each such payment date, the Company is required to pay an amount equal to an amount sufficient to repay the total loan within (a) a period of time determined by the weighted-average life of the equipment being purchased with the proceeds thereof or (b) 20 years, whichever is sooner. In addition, the Company is required to pay the entire outstanding principal amount of the loan, together with all other applicable costs, charges and expenses no later than the date 20 years from the date of its first payment on the loan. The loan is non-interest bearing.

The MDA loan agreement contains no financial covenants, and events of default include a failure by KiOR Columbus to make specified investments within Mississippi by December 31, 2015, including an aggregate $500.0 million investment in property, plant and equipment located in Mississippi and expenditures for wages and direct local purchases in Mississippi totaling $85.0 million. If an event of default occurs and is continuing, the MDA may accelerate amounts due under the loan agreement. The loan is secured by certain equipment, land and buildings of KiOR Columbus.

In 2011, the Company received all $75.0 million under the MDA loan to reimburse the Company for expenses incurred on the construction of its initial-scale commercial production facility located in Columbus, Mississippi.

The non-interest bearing component of the MDA loan was intended to incentivize the Company to design, construct and operate its initial-scale commercial production facility in Mississippi. The Company imputed interest on the MDA loan and determined the loan discount to be the difference between the face value of the loan and the discounted present value of the loan using an estimated market rate of 5.5%, with such rate based on interest bearing loans of a similar nature and terms. Of the $75.0 million in loan proceeds received, the Company estimated approximately $32.2 million was attributable to the non-interesting bearing component of the loan. Consequently, the Company recorded a discount on the Mississippi Development Authority Loan of $32.2 million and a reduction of the capitalized cost of the related assets for which the Company was reimbursed in the same amount. The loan discount is recognized as interest expense, subject to interest capitalization during the construction phase, using the effective interest method. As of June 30, 2012, $2.1 million of the loan discount had been recognized as interest expense and subsequently capitalized.

Equipment Loans

Equipment Loan #1 — On December 30, 2008, the Company entered into an equipment loan agreement with Lighthouse Capital Partners VI, L.P. The loan agreement provides for advances at $100,000 minimum increments of up to $5.0 million in the aggregate for purchases of equipment. All advances must have been funded no later than September 30, 2009. Each advance represents a separate loan tranche that is payable monthly over a three-year period from the date of issuance of the advance at an annual interest rate of 7.5%. In addition, at loan maturity, the Company is required to make a payment equal to 7.5% of the total principal on the loan. The loans were originally to mature at dates from March 2012 to October 2012. During 2009, the Company borrowed all $5.0 million available under the loan. The loan tranches are collateralized by certain of the Company’s production pilot unit, lab equipment and office equipment valued at approximately $5.0 million.

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

The Company agreed to pay the lender an end of term charge of $415,000, which consists of 7.5% of the original advances of $5.0 million, or $375,000, plus a $40,000 amendment fee the Company agreed to pay the lender on the maturity date. The Company is amortizing the end of term charge and amendment fee over the life of the loan and includes such amounts in interest expense on the Consolidated Statements of Operations. The Company had amortized approximately $382,000 as of June 30, 2012, which is included in the principal balance of the loan. As of June 30, 2012, borrowings of approximately $2.4 million on Equipment Loan #1 were outstanding.

Equipment Loan #2 — On March 25, 2010, the Company entered into an equipment loan agreement with Silicon Valley Bank with total availability of $1.0 million, limited to two advances of at least $500,000 each. The full amount of the availability under the loan agreement was drawn down in a single advance of $1 million. The loan is payable monthly over a three-year period at an annual interest rate of 10%. The maturity date of the loan is May 2013. The loan is collateralized by the equipment purchased with the advances at a cost of approximately $1.3 million. As of June 30, 2012, borrowings of approximately $333,000 were outstanding.

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

Interest expense

For the three months ended June 30, 2012 and 2011, interest expense incurred was $0. For the six months ended June 30, 2012 and 2011, interest expense was $274,000 and $0, respectively. Accrued interest payable at June 30, 2012 was $1.0 million.

8. Income Taxes

The effective tax rate for the three and six months ended June 30, 2012 and 2011 was 0%.

At June 30, 2012, the Company had a federal income tax net operating loss carryforward balance of $33.2 million. If unused, the net operating loss carryforwards begin expiring in 2028. The Company has a full valuation allowance for its net deferred tax assets because the Company has incurred losses since inception. Certain changes in the ownership of the Company could result in limitations on the Company’s ability to utilize the federal net operating loss carryforwards. The Company’s estimated gross suspended NOL for the net windfall incurred as a result of the difference between the book and tax deductions for restricted stock remains at approximately $5.7 million.

The Company’s only taxing jurisdiction is the United States (federal and state). The Company’s tax years 2007 to present remain open for federal examination.

9. Commitments and Contingencies

Litigation

From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of business. The Company is not a party to any material litigation or proceedings and is not aware of any material litigation or proceedings, pending or threatened against it.

New Equipment Purchases

The Company has several contracts in place for the purchase of various manufacturing equipment and services related to the construction of its initial-scale commercial production facility in Columbus, Mississippi. These contracts are non-cancelable and payments are due at various intervals based on the progress of the assembly of the equipment. Payments aggregating to approximately $5 million are due at various times with the final payments expected in the second half of 2012.

Commitments under the Mississippi Development Authority Loan

Under the MDA loan agreement, KiOR Columbus committed to make specified investments within Mississippi by December 31, 2015, including an aggregate $500.0 million investment in property, plant and equipment located in Mississippi and expenditures for wages and direct local purchases totaling $85.0 million. The Company is a parent guarantor for the payment of the outstanding balance under the loan, which was $75.0 million as of June 30, 2012. See Note 7 – Long-Term Debt for a description of the loan.

10. Related-Party Transactions

In January 2012, the Company entered into a Loan and Security Agreement with the Alberta Lenders and Khosla, in which the Alberta Lenders have made a term loan to the Company in the principal amount of $50 million and Khosla has made a term loan to the Company in the principal amount $25 million, for a total of $75 million in principal amount. See Note 7 – Long-Term Debt for a description of the loan. Both the Alberta Lenders and Khosla are beneficial owners of more than 5% of our existing common stock.

11. Stockholders’ Equity

Classes of Common Stock

The holders of Class A common stock are entitled to one vote for each share of Class A common stock held. Class A common stockholders are entitled to receive dividends on an equal basis with the holders of Class B common stock. In no event may the Company authorize or issue dividends or other distributions on shares of Class B common stock payable in shares of Class B common stock without authorizing and issuing a corresponding and proportionate dividend or other distribution on shares of Class A common stock payable in shares of Class A common stock. Each holder of Class B common stock is entitled to the number of votes equal to the whole number of shares of Class A common stock into which such shares of Class B common stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter times ten. Each share of Class B common stock is convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into one fully paid and nonassessable share of Class A common stock. Each share of Class B common stock will automatically, without any further action, convert into one fully paid and nonassessable share of Class A common stock upon a transfer of such share, subject to certain exceptions.

Common Stock Warrants Outstanding

Warrants Issued in Connection with Equipment Loans

In connection with Equipment Loan #2, the Company issued warrants to purchase 16,998 shares of the Company’s Series B convertible preferred stock at an exercise price of $2.941 per share. The warrants are exercisable upon issuance and expire ten years from the issuance date. The issuance date fair value of these warrants was estimated to be $42,000 and has been recorded as a reduction, or discount, to the carrying value of the loan. The discount is being amortized to interest expense over the term of the loan. The warrants were valued on the issuance date using the following assumptions: a risk-free interest rate of 0.50%, expected volatility of 98.8%, no expected dividend yield and a term of ten years. Upon the close of the Company’s initial public offering on June 29, 2011, warrants to purchase 16,998 shares of Series B convertible preferred stock automatically converted into warrants to purchase an equivalent number of Class A common stock. Warrants issued in connection with Equipment Loan #2 were still outstanding as of June 30, 2012.

Warrants Issued in Connection with Amendments of Equipment and Business Loan

In connection with the amendment to Equipment Loan #1 and the Company’s Business Loan in February 2011 and April 2011, the Company agreed to issue warrants to purchase $300,000 of securities issued in a next-round equity financing, which resulted in the Company issuing warrants to purchase 61,200 shares of Series C convertible Preferred Stock at an exercise price of $4.902 per share. Upon the close of the initial public offering on June 29, 2011, warrants to purchase 61,200 shares of Series C convertible preferred stock automatically converted into warrants to purchase 25,000 shares of Class A common stock using a conversion price of 80% of the price per share in the Company’s initial public offering. Warrants issued in connection with amendments to Equipment Loan #1 and the Company’s Business Loan were still outstanding as of June 30, 2012.

Warrants Issued in Connection with Alberta Lenders/Khosla Term Loan

Pursuant to the Loan and Security Agreement with the Alberta Lenders and Khosla, at closing the Company issued the Lenders warrants to purchase an aggregate of 1,161,790 shares of the Company’s Class A common stock at an exercise price of $11.62 per share. The fair value of the Initial Warrants was $8.51 per share and was valued on the issuance date using the following assumptions: a risk-free interest rate of 1.30%, expected volatility of 81.50%, no expected dividend yield and a term of seven years. In addition, the Company elected payment of paid-in-kind interest on the first day of each month from March 2012 through June 2012. The table below shows warrants issued and assumptions used to value the warrants:

	March 1, 2012	April 1, 2012	May 1, 2012	June 1, 2012
Shares issuable	23,293	14,163	19,142	22,698
Fair value	$6.04	$10.31	$7.27	$5.98
Exercise Price	$11.62	$13.15	$11.62	$11.62
Expected volatility	81.50%	88.00%	88.00%	83.00%
Risk-free interest rate	0.60%	1.61%	1.35%	0.93%
Dividend yield	—	—	—	—
Expected term (in years)	7	7	7	7

The warrants may be exercised by payment of the exercise price in cash or on a net issuance basis. All warrants issued pursuant to the Loan and Security Agreement were outstanding as of August 1, 2012.

Common Stock Warrants Exercised

As of December 31, 2011, the Company had warrants outstanding to lenders and service providers to purchase an aggregate of 255,858 shares of its Class A common stock at exercise prices of $2.941 or $4.902 per share. During the six month period ended June 30, 2012, warrants to purchase 213,860 shares were exercised for 147,863 shares, net, of Class A common stock.

As of December 31, 2011, the Company had warrants outstanding to lenders to purchase an aggregate of 411,312 shares of its Class B common stock. During the six month period ended June 30, 2012, warrants to purchase 411,312 shares were exercised for 392,155 shares, net, of Class B common stock, leaving the Company with no Class B common stock warrants outstanding as of June 30, 2012.

12. Employee Benefit Plan

The Company has a 401(k) plan covering all of its U.S. employees. Effective May 1, 2010, the Company began matching 100% of the first 3% of an individual employee’s contributions and 50% of the next 2% of such individual employee’s contributions. New employees can immediately join the plan and participants immediately vest in employer matching contributions. Employer matching contributions under the plan totaled $166,000 and $107,300 for the three months ended June 30, 2012 and 2011, respectively, and $308,000 and $194,700 for the six months ended June 30, 2012 and 2011, respectively.

13. Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense related to options and restricted stock granted was allocated to research and development expense and sales, general and administrative expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Research and development	$488	$152	$733	$220
General and administrative	3,225	2,444	5,104	2,980

Total stock-based compensation expense	$3,713	$2,596	$5,837	$3,200

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

Amended and Restated 2007 Stock Option/Stock Issuance Plan

Options to purchase approximately 6.6 million shares of Class A common stock and options to purchase approximately 5.0 million shares of Class B common stock were outstanding as of June 30, 2012. Options to purchase approximately 7.3 million shares of Class A common stock and options to purchase approximately 6.3 million shares of Class B common stock were outstanding as of December 31, 2011.

Stock option activity for the Company under the 2007 Plan was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2011	13,566	$1.50
Options Granted	—	—
Exercised	(1,637)	0.61
Forfeited	(335)	1.81

Outstanding at June 30, 2012	11,594	$1.62	7.2	$87,486

Exercisable	5,563	$1.07	7.4	$44,413

There were no options granted during the six months ended June 30, 2012 under the 2007 Plan. The weighted-average grant-date fair value of options granted during the three and six months ended June 30, 2011 was $10.63 and $7.13, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2012 and 2011 was $5.8 million and $14,800, respectively, and $15.2 million and $2.8 million for the six months ended June 30, 2012 and 2011, respectively. There remains $13.9 million in unrecognized stock-based compensation cost that is expected to be recognized over a weighted-average period of 2.5 years.

The weighted average assumptions used to value stock option grants under the 2007 Plan for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected volatility	—%	80.50%	—%	83.15%
Risk-free interest rate	—%	2.10%	—%	2.12%
Dividend yield	—%	—%	—%	—%
Expected term (in years)	—	6.3	—	5.7

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

Restricted stock activity for the Company under the 2007 Plan was as follows:

	Number of Shares (In thousands)	Weighted- Average Grant-Date Fair Value
Nonvested—December 31, 2011	889	$15.00
Granted	—	—
Vested	(123)	15.00
Forfeited	—	—

Nonvested—June 30, 2012	766	$15.00

As of June 30, 2012, there was $11.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 3.6 years.

Following the effectiveness of the Company’s 2011 Long-Term Incentive Plan (the “2011 Plan”) described below, no further awards were made under the 2007 Plan.

2011 Long-Term Incentive Plan

Stock option activity for the Company under the 2011 Plan was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Life (Years)	Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2011	214	$14.76
Options Granted	—	—
Exercised	—	—
Forfeited	(8)	14.01

Outstanding at June 30, 2012	206	$14.79	9.2	$—

Exercisable	3	$14.01	9.2	$—

There were no options granted under the 2011 Plan during the six months ended June 30, 2012 or 2011. There is a remaining $2.1 million in unrecognized stock-based compensation cost that is expected to be recognized over a weighted-average period of 4.1 years.

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

Restricted stock activity for the Company under the 2011 Plan was as follows:

	Number of Shares (In thousands)	Weighted- Average Grant-Date Fair Value
Nonvested—December 31, 2011	249	$13.77
Granted	874	9.21
Vested	(45)	9.39
Canceled or forfeited	(3)	14.01

Nonvested—June 30, 2012	1,075	$10.24

As of June 30, 2012, there was $11.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2011 Plan. That cost is expected to be recognized over a weighted-average period of 3.0 years.

In March 2012, the Compensation Committee of the Board of Directors approved the Company’s performance metrics for the 2012 Company Annual Incentive Plan (the “2012 Incentive Plan”). The purpose of the 2012 Incentive Plan is to incentivize performance during 2012 to achieve the short-term and strategic goals of the Company and to align officers and key employees with the stockholders interest. Officers and key employees will participate in the 2012 Incentive Plan. Awards under the 2012 Incentive Plan are denominated in shares of Class A common stock under our 2011 Plan. If pre-determined performance goals are met, fully vested shares of Class A common stock will be granted to the officers and employees around March 2013, so long as the officer or employee is still an employee at that date. Participants in the 2012 Incentive Plan have the ability to receive up to 200% of the target number of shares originally granted.

For the six months ended June 30, 2012, the Company granted target awards for an aggregate of 614,600 shares of Class A common stock and a maximum of 1,229,200 shares of Class A common stock may be earned under the 2012 Incentive Plan. For the six months ended June 30, 2012, the Company recorded approximately $1.4 million in stock compensation expense related to the performance awards under the 2012 Plan, and the Company expects to expense approximately $4.5 million ratably through March 2013.

2012 Employee Stock Purchase Plan

In June 2012, the Company’s Board of Directors adopted, and the Company’s stockholders subsequently approved, the Company’s 2012 Employee Stock Purchase Plan (the “2012 Plan”), which commenced on July 1, 2012. The 2012 Plan provides for a maximum of approximately 3.5 million shares of Class A common stock to be granted to eligible employees of the Company and any of its subsidiaries. Under the 2012 Plan, the Company allows eligible employees to semi-annually purchase, through payroll deductions, shares of Class A common stock at a discount up to 15% less than the fair market value at specified dates. Contributions to the 2012 Plan are limited to 10% of the employee’s pay during each of the two six-month offering periods each year and employees may not purchase more than $25,000 in shares each calendar year.

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

Until recently, we have focused our efforts on research and development and the construction of our initial-scale commercial production facility, which we mechanically completed in April 2012, and we have yet to generate revenue. As a result, we had generated $148.3 million of operating losses and an accumulated deficit of $170.2 million from our inception through June 30, 2012. We expect to continue to incur operating losses through at least 2013 as we continue into the commercialization stage of our business.

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

We have not generated any revenue to date. However, we expect to generate revenue in the second half of 2012 from sales of our cellulosic gasoline and diesel from our initial-scale commercial production facility, which we mechanically completed in April 2012 and began the commissioning process. Commissioning is the process to verify that our plant facility is fully functional and fit to purpose. We also expect to generate revenue from the sale of renewable identification numbers, or RINs, that we will retain if we sell our cellulosic gasoline and diesel to customers who are not obligated parties under the Renewable Fuel Standard program, or RFS2. Under RFS2, various varieties of renewable biofuels are assigned RINs for accounting, which are denominated in gallons of ethanol equivalent, or GEEs, based on their energy content. We expect that our cellulosic gasoline and diesel will have a GEE value of between 1.5 to 1.7. In July 2012, we received EPA approval for the registration of our cellulosic gasoline and we are continuing to seek approval for the registration of our cellulosic diesel.

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

Our largest expenditures are the capital costs associated with the construction of our commercial production facilities and planned facility turnarounds. These costs are comprised of land acquisition, site preparation, utilities, permitting, facility construction, contingency costs and related financing costs. We expect that the depreciation of these facilities costs will be included in cost of goods sold.

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

Interest Expense, Net of Amounts Capitalized

We incur interest expense in connection with our outstanding equipment and business loans, our loan with the Mississippi Development Authority and our term loan with Khosla and the Alberta Lenders (as such terms are defined below). We capitalize interest on long-term construction projects relating to operating assets with a total expected expenditure generally in excess of $10.0 million. To the extent our planned commercial production facilities are funded with debt, we anticipate capitalizing most of the interest costs that we incur.

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

The majority of our long-lived assets, other than intangible assets, consist of our initial-scale commercial production facility, demonstration unit, and pilot unit. The demonstration and pilot units are variations of common refinery equipment used in technology development and scale-up of processes that have been scaled and modified for our research and development purposes. Our intangible assets consist of purchased biomass conversion technology and technology licenses. Given our history of operating losses, we evaluated the recoverability of the book value of our property, plant and intangible assets by performing an undiscounted forecasted cash flow analysis. Based on our analysis, the sum of the undiscounted cash flows is in excess of the book value of the property, plant and equipment and intangible assets. Accordingly, no impairment charges have been recorded during the period from July 23, 2007 (date of inception) through June 30, 2012.

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

Inventories

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of cost or net realizable market value. Inventories, which consist of cellulosic gasoline, diesel and fuel oil, renewable crude oil, renewable cellulosic biomass (primarily pine logs and wood chips), and catalyst, are categorized as finished goods, work-in-process or raw material inventories. Inventory costs include transportation, chipping and overhead costs incurred during production. During the second quarter of 2012, we purchased approximately $846,000 in renewable cellulosic biomass and catalyst that have been classified as raw materials inventory.

Results of Operations

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Operating Expenses

	Three Months Ended June 30,		Increase (Decrease)
	2012	2011	$	%
	(Dollars in thousands)
Operating expenses:
Research and development expenses	$(8,559)	$(7,723)	$836	11%
General and administrative expenses	(13,718)	(7,161)	6,557	92%
Depreciation and amortization expense	(697)	(563)	134	24%

Total operating expenses	$(22,974)	$(15,447)	$7,527

Research and Development Expenses. Our research and development expenses increased by $836,000, or 11%, for the three months ended June 30, 2012 compared to the same period in 2011. This increase is primarily related to operating costs and maintenance associated with our research and development facilities, which increased by approximately $855,000. We expanded and commissioned a hydrotreater in our demonstration unit providing a fully integrated manufacturing process from woodyard to the tanks and it is now operating at capacity. Also, in late 2011, we added a new analytical lab that is now fully operational. The increase in research and development expenses was also the result of a $734,000 increase in payroll and related expenses. We increased our research and development staff to approximately 100 employees during the three months ended June 30, 2012 compared to approximately 80 employees during the three months ended June 30, 2011. Payroll and related expenses for the three months ended June 30, 2012 included stock-based compensation of $488,000 compared to $152,000 for the three months ended June 30, 2011. In addition, research and development expenses increased by $64,000 due to property taxes on our research and development facilities. The increase in research and development expenses was partially offset by a $510,000 decrease in laboratory fees and a $296,000 decrease in consultant fees. Once we expanded our pilot and demonstration units, we no longer utilized third-party facilities for the hydrotreating and fractionating processes, which reduced our laboratory testing expenses.

General and Administrative Expenses. Our general and administrative expenses increased by $6.6 million, or 92%, for the three months ended June 30, 2012 compared to the same period in 2011. This increase was primarily the result of $6.0 million of start-up costs, an increase of $5.7 million compared to the same period in 2011, incurred at our initial-scale commercial production facility in Columbus, Mississippi which was mechanically completed and began the commissioning process during the second quarter of 2012. Commissioning is the process to verify that our plant facility is fully functional and fit to purpose. The increase in general and administrative expenses is also due to an increase of $1.2 million in payroll and related expenses, excluding payroll and related expenses for our Columbus employees that are included in start-up costs. Payroll and related expenses included stock-based compensation of $3.1 million compared to $2.4 million for the three months ended June 30, 2012 and 2011, respectively. In addition, our general and administrative expenses increased by approximately $0.2 million related to insurance, primarily the result of the amortization of directors and officers insurance premium during the three months ended June 30, 2012 compared to less than a month of amortization during the same period in 2011. Furthermore, our accounting and legal fees each increased by approximately $0.2 million during the three months ended June 30, 2012 compared to 2011. The increase in accounting fees is due to quarterly review fees, filing fees associated with public reports, and assistance with Sarbanes-Oxley compliance implementation. Legal fees increased due to registering our fuels, filing public reports, and other general corporate matters. Our increase in general and administrative expenses is partially offset by a decrease of $0.9 million in consultant fees, excluding our consultant fees incurred at KiOR Columbus LLC as they are included in start-up costs, primarily related to feasibility studies performed during the three months ended June 30, 2011 for what we expect will be our first standard commercial production facility.

Depreciation and Amortization Expense. Our depreciation and amortization expense increased by $134,000, or 24%, for the three months ended June 30, 2012 compared to the same period in 2011. During the six months ended June 30, 2012, we added approximately $6.6 million to fixed assets, which resulted in approximately $99,000 of additional depreciation expense. These additions to fixed assets included a hydrotreater installed in our demonstration unit, new analytical lab, phase 2 of the implementation of our enterprise resource planning system, additions to our pilot plant and leasehold improvements at our Pasadena, Texas facility. Additions to fixed assets during 2011, but subsequent to June 30, 2011, for expansions to our demonstration unit and pilot plant and phase 1 of the implementation of our enterprise resource planning system contributed to the remaining increase to depreciation expense.

Other Income (Expense), Net

	Three Months Ended June 30,		Increase (Decrease)
	2012	2011	$	%
	(Dollars in thousands)
Other income (expense), net:
Interest income	$7	$—	$7	N/A
Loss from change in fair value of warrant liability	—	(5,504)	(5,504)	(100)%

Other (expense), net	$(7)	$(5,504)	$(5,497)

Interest Income. Interest income increased by $7,000 for the three months ended June 30, 2012 as compared to the same period in 2011. The increase is due to our investment of the proceeds from our initial public offering in money market accounts at the end of June 2011.

Loss from Change in Fair Value of Warrant Liability. The loss from change in fair value of warrant liability expense decreased by $5.5 million, or 100%, for the three months ended June 30, 2012 as compared to 2011. The change is related to the change in fair value of our convertible preferred stock warrants, which were recorded as derivatives and reflected on our consolidated balance sheets as a current liability prior to the warrants converting into warrants to purchase common stock upon conversion of our convertible preferred stock at the close of our initial public offering. We performed our final mark-to-market adjustment on the convertible preferred stock warrant liability on June 29, 2011, the date the initial public offering closed, reducing our convertible preferred stock warrant liability to zero.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Operating Expenses

	Six Months Ended June 30,		Increase (Decrease)
	2012	2011	$	%
	(Dollars in thousands)
Operating expenses:
Research and development expenses	$(16,410)	$(14,994)	$1,416	9%
General and administrative expenses	(21,734)	(11,350)	10,384	91%
Depreciation and amortization expense	(1,380)	(1,085)	295	27%

Total operating expenses	$(39,524)	$(27,429)	$12,095

Research and Development Expenses. Our research and development expenses increased by $1.4 million, or 9%, for the six months ended June 30, 2012 compared to the same period in 2011. This increase is related to operating costs and maintenance associated with our research and development facilities, which increased by approximately $1.5 million. We expanded and commissioned a hydrotreater in our demonstration unit providing a fully integrated manufacturing process from woodyard to the tanks and it is now operating at capacity. Also, in late 2011, we added a new analytical lab that is now fully operational. The increase in research and development expenses was also the result of a $1.5 million increase in payroll and related expenses due to the increase in our research and development staff referenced above in our discussion of the three months ended June 30, 2012 compared to the same period in 2011. Payroll and related expenses for the six months ended June 30, 2012 included stock-based compensation of $733,000 compared to $220,000 for the six months ended June 30, 2011. In addition, research and development expenses increased by $126,000 due to property taxes on our research and development facilities. The increase in research and development expenses was partially offset by a $1.2 million decrease in laboratory fees and a $0.3 million decrease in consultant fees due to the expansion of our pilot and demonstration units and reduced utilization of third-party facilities for the hydrotreating and fractionating processes. Furthermore, our intellectual property legal fees decreased by $0.2 million during the six months ended June 30, 2012 compared to the same period in 2011.

General and Administrative Expenses. Our general and administrative expenses increased by $10.4 million, or 91%, for the six months ended June 30, 2012 compared to the same period in 2011. This increase was primarily the result of $7.9 million of start-up costs, an increase of $7.5 million compared to the same period in 2011, incurred at our initial-scale commercial production facility in Columbus, Mississippi which was mechanically completed and began the commissioning process during the second quarter of 2012. The increase in general and administrative expenses is also due to an increase of $3.1 million in payroll and related expenses, excluding our payroll and related expenses for our Columbus employees that are included in start-up costs. Payroll and related expenses included stock-based compensation of $4.9 million compared to $3.0 million for the three months ended June 30, 2012 and 2011, respectively. The remaining increase in payroll and related expenses is due to an increase in our headcount of approximately 20 employees. In addition, our general and administrative expenses increased by approximately $0.5 million related to insurance, $0.4 million in accounting fees, and $0.3 million in legal fees for the same reasons noted above in our discussion of the three months ended June 30, 2012 compared to the same period in 2011. Our increase in general and administrative expenses is partially offset by a decrease of $1.3 million in consultant fees, excluding our consultant fees incurred at KiOR Columbus LLC as they are included in start-up costs, primarily related to feasibility studies performed during the six months ended June 30, 2011 referenced above in our discussion of the three months ended June 30, 2012 compared to the same period in 2011.

Depreciation and Amortization Expense. Our depreciation and amortization expense increased by $295,000, or 27%, for the six months ended June 30, 2012 compared to the same period in 2011. During the six months ended June 30, 2012, we added approximately $6.6 million to fixed assets, which resulted in approximately $177,000 of additional depreciation expense. These additions to fixed assets included the items referenced above in our discussion of the three months ended June 30, 2012 compared to the same period in 2011. Additions to fixed assets during 2011, but subsequent to June 30, 2011, for expansions to our demonstration unit and pilot plant and phase 1 of the implementation of our enterprise resource planning system contributed to the remaining increase to depreciation expense.

Other Income (Expense), Net

	Six Months Ended June 30,		Increase (Decrease)
	2012	2011	$	%
	(Dollars in thousands)
Other income (expense), net:
Interest income	$9	$—	$9	N/A
Interest expense, net of amounts capitalized	(274)	—	274	N/A
Loss from change in fair value of warrant liability	—	(6,914)	(6,914)	(100)%

Other (expense), net	$(265)	$(6,914)	$(6,649)

Interest Income. Interest income increased by $9,000 for the six months ended June 30, 2012 as compared to the same period in 2011. The increase is for the same reason referenced in our discussion of three months ended June 30, 2012 compared to the same period in 2011.

Interest Expense, Net of Amounts Capitalized. Interest expense increased by approximately $274,000 for the six months ended June 30, 2012 as compared to 2011 as we were unable to capitalize all of our interest during the six months ended June 30, 2012 due to additional interest expense recorded for the termination of our Business Loan (as defined below).

Loss from Change in Fair Value of Warrant Liability. The loss from change in fair value of warrant liability expense decreased by $6.9 million, or 100%, for the six months ended June 30, 2012 as compared to 2011. The change is related to the change in fair value of our convertible preferred stock warrants, which were recorded as derivatives and reflected on our consolidated balance sheets as a current liability prior to the warrants converting into warrants to purchase common stock upon conversion of our convertible preferred stock at the close of our initial public offering. We performed our final mark-to-market adjustment on the convertible preferred stock warrant liability on June 29, 2011, the date the initial public offering closed, reducing our convertible preferred stock warrant liability to zero.

Liquidity and Capital Resources

Since inception, we have generated significant losses. As of June 30, 2012, we had an accumulated deficit of approximately $170.2 million. We have never generated any revenue. We expect to continue to incur operating losses through at least 2013 as we prepare for the commercialization stage of our business. Commercialization of our technology will require significant capital and other expenditures. We have no committed sources of external financing.

We believe that our $107.0 million of cash and cash equivalents as of June 30, 2012 will enable us to meet our liquidity needs for at least the next 12 months from June 30, 2012. In addition, we believe that our initial-scale commercial production facility will begin to generate positive cash flows at some point over the next 12 months. We anticipate that our material liquidity needs over this period will consist of the following:

•

Funding the remaining payables and other amounts owing relating to the construction of our Columbus, Mississippi production facility, which reached mechanical completion during the second quarter of 2012. As of June 30, 2012, approximately $6 million remained to be paid relating to the initial construction of the project.

•

Funding our overhead and debt services costs, which we expect to be approximately $62 million through June 30, 2013, until we are able to generate sufficient revenue from the commercial production and sale of our cellulosic gasoline and diesel to allow us to fund these costs from internally generated cash flows, which is not expected to occur sooner than some time in 2014.

•

Funding the start-up of our Columbus facility, including rentals, repairs, replacements, start-up costs, consulting fees, overtime and other expenses attendant commissioning and commencing operations of the facility. As of June 30, 2012, we estimate remaining costs will range between $4 million and $10 million.

•	Funding minor capital projects at our Pasadena research center and our Columbus plant of approximately $3.7 million.

•

Funding a portion of the front-end capital expenditures for our planned first standard commercial production facility in Mississippi, such as certain front-end engineering and procurement services and long-lead equipment. We plan to spend between $14 million and $27 million on this project during the second half of the year, subject to the requirements of our Loan and Security Agreement discussed below.

The total cost of our planned first standard commercial production facility is estimated at $460 million, comprised of $350 million for the conversion plant and $110 million for a centralized hydrotreating plant being designed with capacity for our planned first standard commercial production facility and a second, similarly sized facility. Subject to our ability to raise additional capital, we expect to begin construction of this facility near year-end 2012. In the near term, our plan is to continue value engineering for this project and to explore sourcing options for long-lead time procurement components. The terms of our Loan and Security Agreement (as defined below) for our January 2012 $75 million term loan provide that we may not make capital expenditures on our first standard commercial production facility in excess of $25 million until we have raised at least $100 million from sales of our equity securities in one or more transactions. We expect any such financing will be contingent upon, among other things, successful commissioning and start-up of our Columbus facility, entering into satisfactory feedstock supply and offtake agreements for the facility, receipt of necessary governmental and regulatory approvals and permits, any required equity financing, there being no material adverse effect on us or our industry (including relevant commodity markets) and general market conditions.

Our offtake agreements also are subject to the satisfaction of various conditions, some of which are in the control of the counterparties, before the counterparties are obligated to make payments to us thereunder. Under the terms of our Loan and Security Agreement, we agreed to consummate the sale, in one or more transactions, of our equity securities with gross cash proceeds equal to at least $50 million on or before March 31, 2013, provided that we are not required to consummate such transactions so long as we maintain cash or liquid funds equal to at least six months of our projected operating cash requirements in accounts subject to the lenders’ security interest.

Longer term, we also anticipate material liquidity needs for the construction of additional commercial production facilities. If we are unable to obtain additional financing, we will have to delay, scale back or eliminate our construction plans for the first standard production facility and other future facilities and may not be able to fund our overhead and other operating costs, which could harm our business, financial condition and results of operations. We may also need additional external funding for overhead and other operating costs, including debt service, and for payments due at maturity of our borrowings, particularly if we are unable to begin recognizing revenue on the time frames or at the levels we anticipate. Our ability to obtain additional external borrowings will be limited by the amount and terms of our existing borrowing arrangements and the fact that all of our assets have been pledged as collateral for these existing arrangements.

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

Long-Term Debt

Long-term debt consists of the following:

	June 30, 2012	December 31, 2011
	(Amounts in thousands)
Long-Term Debt:
Equipment loans	$2,754	$3,293
Business loan	—	6,369
Mississippi Development Authority Loan	75,000	75,000
Alberta Lenders/Khosla Term Loan	80,198	—
Less: unamortized debt discounts	(39,348)	(31,852)

Long-term debt, net of discount	118,604	52,810
Less: current portion	(5,275)	(5,506)

Long-term debt, net of discount, less current portion	$113,329	$47,304

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

We agreed to pay interest on the Loan Advance in arrears on the first day of each month, beginning March 1, 2012. We may elect payment of paid-in-kind interest, instead of cash interest, during the first twelve months during which the Loan Advance is outstanding. For paid-in-kind interest, the interest is added to the principal balance of the loan. We elected payment of paid-in-kind interest each month from March 1, 2012 through August 1, 2012. The paid-in-kind interest increased the Loan Advance balance by $4.3 million for the period March 1, 2012 to June 30, 2012.

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

We also agreed to pay the Lenders an end of term charge equal to the sum of $6,750,000 plus 9% of the aggregate amount of all interest paid-in-kind (instead of cash interest) upon the earlier to occur of the maturity of the Loan Advance, prepayment in full of the Loan Advance, or when the Loan Advance becomes due and payable upon acceleration. We are amortizing the end of charge term to interest expense and increasing the liability for the end of term charge over the life of the loan. We amortized approximately $932,000 as of June 30, 2012, which is included in the principal balance of the loan.

Our obligations under the Loan and Security Agreement may be accelerated upon the occurrence of an event of default under the Loan and Security Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, cross-defaults, and a change of control default. In addition, we agreed to consummate the sale, in one or more transactions, of our equity securities with gross cash proceeds equal to at least $50 million on or before March 31, 2013, provided that we are not required to consummate such transactions so long as we maintain cash or liquid funds equal to at least six months of our projected operating cash requirements in accounts subject to the Lenders’ security interest. We also agreed that we will not make capital expenditures with respect to our planned first standard production facility in Mississippi in excess of $25 million unless we have raised at least $100 million from the sale, in one or more transactions, of our equity securities (including the proceeds of the equity transactions referred to in the preceding sentence).

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

Pursuant to the Loan and Security Agreement, we issued the Lenders warrants, each of which we refer to as an Initial Warrant, to purchase an aggregate of 1,161,790 shares of our Class A common stock, subject to certain anti-dilution adjustments, at an exercise price of $11.62 per share, which was the consolidated closing bid price for our Class A common stock on January 25, 2012. The Initial Warrants were issued as partial consideration for the Lenders’ entry into the Loan and Security Agreement and will expire seven years from the date of the grant. Each Initial Warrant may be exercised by payment of the exercise price in cash or on a net issuance basis.

In addition, we may be obligated to issue each Lender one or more additional warrants to purchase shares of our Class A common stock if we elect payment of paid-in-kind interest on the outstanding principal balance of the Loan Advance for any month, which we refer to as the PIK Warrants. Except as described below, the number of shares of our Class A common stock underlying the PIK Warrants (assuming no net issuance) is an amount equal to 18% of the amount of interest paid-in-kind divided by the average closing price of our Class A common stock over the 5 consecutive trading days ending on, but excluding, the day such interest was due, which we refer to as the Average Market Price. The per share price of the PIK Warrants will be such Average Market Price. Notwithstanding the foregoing, the Average Market Price is less than $11.62 per share of our Class A common stock (subject to adjustment for stock splits, combinations and the like), which we refer to as the Warrant Floor Price, on the date the interest in kind on the outstanding principal balance of the Loan Advance is due and payable for such month, then (x) the initial per share exercise price for such PIK Warrant issued to such Lender shall be equal to the Warrant Floor Price and (y) the number of shares of Class A common stock underlying such PIK Warrant (assuming no net issuance) issued to such Lender shall be increased to a number of shares of Class A Common Stock (determined pursuant to the mutual agreement of us and such Lender) that would cause the fair market value of such PIK Warrant to be no less than the fair market value of the PIK Warrant that would have been issued had we issued such warrants with an exercise price equal to the Average Market Price. The PIK Warrants will be issued as partial consideration for the Lenders’ entry into the Loan and Security Agreement and will expire 7 years from the 18 month anniversary of the closing date of the Loan and Security Agreement. The number of shares for which each PIK Warrant is exercisable and the associated exercise price is subject to certain anti-dilution adjustments. Each PIK Warrant may be exercised by payment of the exercise price in cash or on a net issuance basis. The Initial Warrants and any PIK Warrants obligate us to file a registration statement on Form S-3 covering the resale of such warrants and the shares of our Class A common stock issuable upon exercise of such warrants as soon as reasonably practicable after we become eligible to use the Form S-3. We are currently discussing with the warrant holders the timing of such a registration statement. We elected payment of paid-in-kind interest at the first of each month from March 2012 through June 2012, which required us to issue warrants to purchase an aggregate of 79,296 shares of our Class A common stock at exercise prices ranging from $11.62 to $13.15 per share to the Lenders. Subsequent to June 30, 2012, we elected paid-in-kind interest on the first day of each month from July 2012 through August 2012, which required us to issue warrants to purchase an aggregate of 48,945 shares of our Class A common stock at an exercise price of $11.62 per share to the lenders.

Mississippi Development Authority Loan

In March 2011, our subsidiary KiOR Columbus LLC, or KiOR Columbus, entered into a loan agreement with the Mississippi Development Authority, or MDA, pursuant to which the MDA has agreed to make disbursements to KiOR Columbus from time to time, in a principal amount not to exceed $75 million in the aggregate, to reimburse costs incurred by KiOR Columbus to purchase land, construct buildings and to purchase and install equipment for use in the manufacturing of our cellulosic gasoline and diesel from Mississippi-grown biomass. Principal payments on the loan are due semiannually on June 30 and December 31 of each year, commencing on the earlier of (a) December 31, 2012 or (b) the next scheduled payment date that is at least six months after we commence commercial production of cellulosic gasoline and diesel from Mississippi-grown biomass at our initial-scale commercial production facility for sale to customers in the ordinary course of business. On each such payment date, we are required to pay an amount equal to an amount sufficient to repay the total loan within (a) a period of time determined by the weighted-average life of the equipment being purchased with the proceeds thereof or (b) 20 years, whichever is sooner. In addition, we are required to pay the entire outstanding principal amount of the loan, together with all other applicable costs, charges and expenses no later than the date 20 years from the date of our first payment on the loan. The loan is non-interest bearing.

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

In 2011, we received all $75.0 million under the MDA loan to reimburse us for expenses incurred on the construction of our initial-scale commercial production facility located in Columbus, Mississippi.

The non-interest bearing component of the MDA loan was intended to incentivize us to design, construct and operate our initial-scale commercial production facility in Mississippi. We imputed interest on the Mississippi Development Authority Loan and determined the loan discount to be the difference between the face value of the loan and the discounted present value of the loan using an estimated market rate of 5.5%, with such rate based on interest bearing loans of a similar nature and terms. Of the $75.0 million in loan proceeds received, we estimated approximately $32.2 million was attributable to the non-interesting bearing component of the loan. Consequently, we recorded a discount on the Mississippi Development Authority Loan of $32.2 million and a reduction of the capitalized cost of the related assets for which we were reimbursed in the same amount. The loan discount is recognized as interest expense, subject to interest capitalization during the construction phase, using the effective interest method. As of June 30, 2012, $2.1 million of the loan discount had been recognized as interest expense and subsequently capitalized.

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

We agreed to pay the lender an end of term charge of $415,000, which consists of 7.5% of the original advances of $5.0 million, or $375,000, plus a $40,000 amendment fee we agreed to pay the lender on maturity date. We are amortizing the end of term charge and amendment fee over the life of the loan and included in interest expense on the Consolidated Statements of Operations. We amortized approximately $382,000 as of June 30, 2012, which is included in the principal balance of the loan. As of June 30, 2012, borrowings of approximately $2.4 million on Equipment Loan #1 were outstanding.

Equipment Loan #2 — On March 25, 2010, we entered into an equipment loan agreement with Silicon Valley Bank with total availability of $1.0 million, limited to two advances of at least $500,000 each. The full amount of the availability under the loan agreement was drawn down in a single advance of $1 million. The loan is payable monthly over a three-year period at an annual interest rate of 10%. The maturity date of the loan is May 2013. The loan is collateralized by the equipment purchased with the advances at a cost of approximately $1.3 million. As of June 30, 2012, borrowings of approximately $333,000 were outstanding under this loan.

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

Cash Flows

	Six Months Ended June 30,
	2012	2011
Net cash used in operating activities	$(29,078)	$(24,577)
Net cash used in investing activities	$(63,009)	$(50,738)
Net cash provided by financing activities	$67,482	$231,542

Operating activities. Net cash used in operating activities for the six months ended June 30, 2012 was $29.1 million compared to $24.6 million for the same period in 2011. Net cash used in operating activities of $29.1 million for the six months ended June 30, 2012 reflects net loss of $39.8 million partially offset by non-cash charges of $8.0 million and $2.7 million net change in our operating assets and liabilities. The non-cash charge of $8.0 million primarily consisted of $5.8 million in stock based compensation and $1.4 million in depreciation and amortization. The net change in operating assets and liabilities of $2.7 million primarily consisted of a $3.3 million increase in accrued liabilities, offset by an increase of $0.8 million in inventories. The net cash used in operating activities of $24.6 million for the six months ended June 30, 2011 reflects net loss of $34.3 million and a $1.4 million net change in our operating assets and liabilities partially offset by non-cash charges of $11.2 million. The net change in operating assets and liabilities of $1.4 million primarily consisted of a $1.2 million increase in prepaid expense and other current assets. The non-cash charge of $11.2 million consisted of $6.9 million in derivative fair value adjustments for our convertible preferred stock warrants, $3.2 million of stock compensation expense, and $1.1 million in depreciation and amortization expense.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2012 was $63.0 million compared to $50.7 million for the same period in 2011. During the six months ended June 30, 2012 and 2011, the cash used in investing activities is primarily related to the construction of our initial-scale commercial production facility in Columbus, Mississippi, which we mechanically completed in April 2012.

Financing Activities. Net cash provided by financing activities was $67.5 million for the six months ended June 30, 2012 as compared to cash provided by financing activities of $231.5 million for the same period in 2011. The net cash provided by financing activities for the six months ended June 30, 2012 was primarily attributable to net cash receipt from borrowings of approximately $73.4 million under our Loan and Security Agreement that we closed in January 2012. The increase was partially offset by us using a portion of the borrowings under the Loan and Security Agreement to pay-off the Business Loan in January 2012. The outstanding principal balance and accrued end of term charge that we paid-off was approximately $6.4 million. Net cash provided by financing activities for the six months ended June 30, 2011 was primarily attributed to net proceeds from our initial public offering of $137.5 million, $55.0 million from the issuance of our Series C convertible preferred stock, and $39.4 million borrowings under the MDA loan.

Off-Balance Sheet Arrangements

During the periods presented, we did not, nor do we currently have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued an update that simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. The amendments allow an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not have any indefinite-lived intangible assets subject to the new standard.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of June 30, 2012, our investment portfolio consisted primarily of money market funds. Due to the short-term nature of our investment portfolio, our exposure to interest rate risk is minimal.

Foreign Currency Risk

Prior to December 31, 2010 we incurred certain operating expenses in currencies other than the U.S. dollar in relation to our subsidiary located in the Netherlands and, therefore, were subject to volatility in cash flows due to fluctuations in exchange rates between the U.S. Dollar and the Euro. This subsidiary was liquidated in June 2012.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1. Legal Proceedings

We are not a party to any material litigation or proceeding and are not aware of any material litigation or proceeding, pending or threatened against us.

ITEM 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 except as provided below.

We have a history of net losses, and we expect significant increases in our costs and expenses to result in continuing losses as we seek to commercialize our cellulosic gasoline and diesel.

We have incurred substantial net losses since our inception, including net losses of $39.8 million for the six months ended June 30, 2012 and $64.1 million, $45.9 million and $14.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. We expect these losses to continue. As of June 30, 2012, we had an accumulated deficit of $170.2 million. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including our research and development expenses, continued testing and development at our pilot and demonstration units and engineering and design work and construction of our planned commercial production facilities. We have not yet commercialized our cellulosic gasoline and diesel nor have we generated any revenue. We cannot assure you that we will ever achieve or sustain profitability on a quarterly or annual basis.

We have no experience producing cellulosic gasoline and diesel at the scale needed for the development of our business or in building the facilities necessary for such production, and we will not succeed if we cannot effectively scale our proprietary technology platform and process design.

We must demonstrate our ability to apply our proprietary technology platform and process design at commercial scale to convert biomass into cellulosic gasoline and diesel on an economically viable basis. Such production will require that our proprietary technology platform and process design be scalable from our demonstration unit to commercial production facilities. We are in the process of commissioning our first commercial-scale production facility. We have not yet completed construction of a standard commercial production facility or operated an initial-scale or standard commercial-scale production facility. Our technology may not perform as expected when applied at the scale that we plan or we may encounter operational challenges for which we are unable to devise a workable solution. In particular, our initial-scale commercial production facility in Columbus, Mississippi, which we mechanically completed in April 2012 and are currently commissioning, is a first-of-kind project, and we cannot assure you that the commissioning process will be completed on the schedule that we intend or at all. If and when commissioned, our initial-scale commercial production facility may not process biomass at designed levels or produce our cellulosic gasoline and diesel at acceptable yields, and we may be unable to improve its performance. As a result of these risks, we may be unable to achieve commercial-scale production in a timely manner, or at all. If these risks materialize, our business and ability to commercialize our cellulosic gasoline and diesel would be materially and adversely affected.

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

If and when our facilities are constructed, our operating and maintenance costs may be significantly higher than we anticipate. In addition, our facilities may not operate as efficiently as we expect and may experience unplanned downtime, which may be significant. As a result, our initial-scale commercial production facility in Columbus, Mississippi that we mechanically completed in April 2012 and currently are commissioning or one or more of the planned standard commercial production facilities may be unable to achieve our expected investment return, which could adversely affect our business and results of operations.

We will need substantial additional capital in the future in order to meet our ongoing operating and other costs, expand our business and meet our debt service obligations.

We require substantial additional capital to meet our ongoing overhead and other operating costs, grow our business, particularly as we continue to design, engineer and construct our commercial production facilities, meet our debt service obligations and pay other costs, including payments due at maturity of our borrowings, if we are unable to begin recognizing revenue on the time frames or at the levels we anticipate. The extent of our need for additional capital will depend on many factors, including the costs relating to the construction of our Columbus, Mississippi production facility and the amounts necessary to fund startup of this facility, the funds necessary to cover the front-end capital expenditures for our planned first standard commercial production facility in Mississippi, our ability to obtain equity and debt financing from various public or private sources and to meet any related equity contribution requirements or debt service obligations, whether we succeed in producing cellulosic gasoline and diesel at commercial scale, our ability to control costs, the progress and scope of our research and development projects, the effect of any acquisitions of other businesses or technologies that we may make in the future and the filing, prosecution and enforcement of patent claims.

We believe that our $107 million of cash and cash equivalents as of June 30, 2012 will enable us to meet our liquidity needs for at least the next 12 months from June 30, 2012. Future financings that involve the issuance of equity securities would cause our existing stockholders to suffer dilution. In addition, debt financing sources may be unavailable to us and any debt financing may subject us to restrictive covenants that limit our ability to conduct our business. We may be unable to raise sufficient additional funds on acceptable terms, or at all. If we are unable to raise sufficient funds, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay the construction of commercial production facilities, delay, scale back or terminate research or development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or grant licenses on terms that are unfavorable to us. If adequate funds are unavailable, we will be unable to execute successfully our business plan or to continue our business. In addition, we have significant indebtedness that is secured by all of our assets. In the event of a default on our debt, our lenders could foreclose on our assets. If that were to occur, our operations would be severely jeopardized, if not entirely curtailed.

We have significant indebtedness which is secured by all of our assets, which may limit cash flow available to invest in the ongoing needs of our business and may negatively impact our ability to expand our business.

As of June 30, 2012, we had $80.2 million principal amount of debt outstanding under our January 2012 loan because we paid-in-kind the interest. This loan is secured by all of the assets of the company, including our intellectual property assets. The terms of our January 2012 $75 million term loan require that we raise at least $100 million from sales of our equity securities before we make capital expenditures exceeding $25 million on our planned first standard commercial production facility in Mississippi. In addition, we agreed to consummate the sale, in one or more transactions, of our equity securities with gross cash proceeds equal to at least $50 million on or before March 31, 2013, provided that we are not required to consummate such transactions so long as we maintain cash or liquid funds equal to at least six month of our projected operating cash requirements in accounts subject to the Lenders’ security interest. In addition, we have borrowed $75.0 million from the Mississippi Development Authority. The loan is secured by certain equipment, land and buildings of KiOR Columbus. We will need to raise additional capital to service our debt and our obligation to make a $500.0 million investment in property, plant and equipment located in Mississippi and expenditures for wages and direct local purchases in Mississippi totaling $85.0 million. In addition, we have an equipment loan agreement with Lighthouse Capital Partners VI, L.P. During 2009, we borrowed the entire $5.0 million available under this loan. The loan tranches are collateralized by certain of our production pilot unit, lab equipment and office equipment valued at approximately $5.0 million. As of June 30, 2012, borrowings of approximately $2.4 million on this loan were outstanding. We also have an equipment loan agreement with Silicon Valley Bank with total availability of $1.0 million. The full amount of the availability under this loan agreement was drawn down in a single advance of $1 million. The loan is collateralized by the equipment purchased with the advances at a cost of approximately $1.3 million. As of June 30, 2012, borrowings of approximately $333,000 were outstanding under this loan. Our business plan also contemplates that we will need to raise additional funds to build our planned standard commercial production facilities and subsequent facilities, continue the development of our technology and products and commercialize any products resulting from our research and development efforts.

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

We may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt. In addition, a failure to comply with the covenants under our existing debt instruments could result in an event of default under those instruments. Furthermore, there are cross-default provisions in certain of our existing debt instruments such that an event of default under one agreement or instrument could result in an event of default under another. If an event of default resulted in the acceleration of all of our payment obligations under our debt instruments as of July 31, 2012, we would be required to pay our lenders an aggregate of $168.4 million. In the event of an acceleration of amounts due under our debt instruments as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interests in the collateral securing such indebtedness. Because of the covenants under our existing debt instruments and the pledge of our existing assets as collateral, we have a limited ability to obtain additional debt financing.

We may be unable to obtain regulatory approval for the registration of our products as transportation fuels or as cellulosic biofuel under applicable regulatory requirements. The denial or delay of any of such approvals could delay our commercialization efforts and adversely impact our potential customer relationships, business and results of operations.

We plan to commence commercial sales of cellulosic gasoline and diesel from our initial-scale commercial production facility in the second half of 2012. Our cellulosic gasoline and diesel will be subject to government regulation in our target markets. The EPA administers the CAA, which regulates the commercial registration, distribution and use of fuel products or fuel additives. Before an entity can introduce a fuel or fuel additive into commerce, it must register that fuel or fuel additive with the EPA. Our cellulosic diesel has not been registered with the EPA as a fuel.

In addition, in order for our gasoline to qualify as a renewable fuel, advanced biofuel or cellulosic biofuel for the purpose of satisfying the mandates of the RFS2, upon petition the EPA will conduct its own assessment of the greenhouse gas emissions associated with the production and use of our gasoline and must verify that our feedstocks qualify as renewable cellulosic biomass. The EPA may not complete this assessment in a timely manner, which could delay or increase the costs of the commercialization of our products, or it may determine that our gasoline does not reduce greenhouse gas emissions in a sufficient amount to qualify as a renewable fuel, advanced biofuel or cellulosic biofuel under RFS2. The EPA could also decide that our feedstocks do not meet the definition of renewable biomass, and thus our products would be ineligible for RFS2 credits. A decision by the EPA that our products do not qualify as a renewable fuel, advanced biofuel or cellulosic biofuel for purposes of satisfying renewable fuel mandates would significantly reduce demand for our product, which would materially and adversely affect our business.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

We elected payment of paid-in-kind interest under our Loan and Security Agreement on the dates listed below, which required us to issue warrants to the Lenders to purchase shares of our Class A common stock in the following amounts at the following exercise prices:

Date Issued	Numbers of Underlying Shares	Exercise Price
April 1, 2012	14,163	$13.15
May 1, 2012	19,142	$11.62
June 1, 2012	22,698	$11.62
July 1, 2012	22,425	$11.62
August 1, 2012	26,520	$11.62

Each of the warrants were exercisable in full on the date of grant and expire in July 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Alberta Lenders/Khosla Term Loan” in Item 2 of Part I of this Quarterly Report.

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

Use of Proceeds from Public Offering of Class A Common Stock

Our initial public offering of Class A common stock was effected through a Registration Statement on Form S-1 (File No. 333-173440),which we refer to as the Registration Statement, that was declared effective by the SEC on June 23, 2011. The net offering proceeds to us were approximately $148.6 million. Of the net proceeds, as of June 30, 2012, we estimate that $54 million have been used for general corporate purposes, front-end engineering for our first planned standard commercial production facility in Mississippi, and start-up costs for our initial-scale commercial production facility in Columbus, Mississippi that was mechanically completed in April 2012 and is being commissioned, and $11 million was used to expand our demonstration unit, pilot plant and construct other infrastructure assets in Pasadena, Texas. In addition to the uses described in the Registration Statement, as of June 30, 2012, we have used approximately $44 million of the net offering proceeds to fund additional costs incurred during the six months ended June 30, 2012 relating to our Columbus project comprised of scope changes, expediting costs, and, to a lesser extent, cost increases. At June  30, 2012, the remaining net proceeds were invested in short-term, interest-bearing investment grade securities.

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
John H. Karnes
Chief Financial Officer (Principal Financial Officer)

Date: August 14, 2012

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.1	KiOR, Inc. 2012 Employee Stock Purchase Plan	8-K	001-35213	99.1	June 20, 2012

10.2	Amended and Restated KiOR, Inc. 2011 Long-Term Incentive Plan	8-K	001-35213	99.2	June 20, 2012

10.3(a)	Form of Warrant Agreement to Purchase Shares of Class A Common Stock (included as Exhibit F to the Loan and Security Agreement)	8-K	001-35213	10.2	January 27, 2012

10.3(b)	Schedule of Warrants Issued					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Fred Cannon (Principal Executive Officer).					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of John Karnes (Principal Financial Officer).					X

32.1	Section 1350 Certification of Fred Cannon (Principal Executive Officer) and John Karnes (Principal Financial Officer).					X

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2012 and June 30, 2011, (iii) Condensed Consolidated Statements of Changes of Stockholders’ Equity (Deficit) and Accumulated Comprehensive Loss for the six months ended June 30, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.