Form 10-Q
period 2012-09-30
Kior Inc
filed 2012-11-14
CIK 1418862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

There were 51,487,890 and 53,650,509 shares of the registrant’s Class A and Class B common stock, respectively, outstanding on November 6, 2012.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets — September 30, 2012 and December 31, 2011	4
Condensed Consolidated Statements of Operations and Comprehensive Loss — Three and Nine Months Ended September 30, 2012 and 2011	5
Condensed Consolidated Statements of Convertible Preferred Stock, Stockholders’ Equity (Deficit) and Accumulated Comprehensive Loss	6
Condensed Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2012 and 2011	8
Notes to Condensed Consolidated Financial Statements	10
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	31
ITEM 4. Controls and Procedures	31

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	33
ITEM 1A. Risk Factors	33
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
ITEM 6. Exhibits	36
Exhibit 10.3(b)
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 EXTENSION DEFINITION LINKBASE DOCUMENT

[2]

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

In particular, forward-looking statements in this Quarterly Report include statements about:

•	our ability to obtain additional debt and/or equity financing on acceptable terms, if at all;

•	the sufficiency of our cash to meet our liquidity needs;

•	the timing of start-up and steady-state operations at our initial scale commercial production facility in Columbus, Mississippi;

•	the timing of commencement of production and generation of revenues at our initial scale commercial production facility;

•	the timing of the construction and commencement of operations at our planned standard commercial production facility;

•	the accuracy of our estimates regarding expenses, construction costs, future revenue and capital requirements;

•	the expected production costs of our cellulosic gasoline and diesel;

•	the anticipated performance attributes of our cellulosic gasoline and diesel;

•	achievement of advances in our technology platform and process design, including improvements to our yield;

•	our ability to produce cellulosic gasoline and diesel at commercial scale;

•	our ability to obtain feedstock at commercially acceptable terms;

•	our ability to locate production facilities near low-cost, abundant and sustainable feedstock;

•	the future price and volatility of petroleum-based products and of our current and future feedstocks;

•	government policymaking and incentives relating to renewable fuels;

•	our ability to obtain and retain potential customers for our cellulosic gasoline and diesel; and

•	our ability to hire and retain skilled employees.

These forward-looking statements are subject to a number of important risks, uncertainties and assumptions. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. The following factors, among others, could cause actual results to differ materially and adversely from those contained in forward-looking statements made in this Quarterly Report: our ability to commercialize successfully our cellulosic gasoline, diesel and fuel oil; our ability to effectively scale our proprietary technology platform and process design; the cost of constructing, operating and maintaining facilities necessary to produce our cellulosic gasoline, diesel and fuel oil in commercial volumes; our ability to raise additional capital in the future in order to fund our current operations and expand our business; the availability of cash to invest in the ongoing needs of our business; our ability to obtain government regulatory approvals for the registration of our products as cellulosic biofuel; the ability of our initial-scale commercial production facility, in which we are in the start-up phase, to satisfy the technical, commercial and production requirements under offtake agreements relating to the sale of cellulosic gasoline, diesel and fuel oil; market acceptance of our cellulosic gasoline, diesel and fuel oil; the ability of our initial-scale commercial production facility to produce fuel on time and at expected yields; and our ability to obtain and maintain intellectual property protection for our products and processes, as well as other risks and uncertainties described in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011 as updated by Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 and Item 1A of Part II of this Quarterly Report. Moreover, we operate in a competitive and rapidly changing environment in which new risks emerge from time to time. It is not possible for our management to predict all risks.

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

[3]

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$74,299	$131,637
Inventories	2,517	—
Prepaid expenses and other current assets	1,836	1,000

Total current assets	78,652	132,637
Property, plant and equipment, net	235,948	169,923
Intangible assets, net	2,384	2,233
Other assets	1,905	471

Total assets	$318,889	$305,264

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$10,701	$5,506
Accounts payable	4,918	6,496
Accrued capital expenditures	759	14,571
Accrued liabilities	6,004	2,648

Total current liabilities	22,382	29,221
Long-term debt, less current portion, net of discount of $38,241 and $31,852 at September 30, 2012 and December 31, 2011, respectively	112,474	47,304
Other liabilities	174	—

Total liabilities	135,030	76,525

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock — $0.0001 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized at September 30, 2012 and December 31, 2011; 45,345,514 and 40,815,079 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	4	4
Class B common stock — $0.0001 par value; 70,800,000 shares authorized at September 30, 2012 and December 31, 2011; 59,616,227 and 61,425,575 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	6	6
Additional paid-in capital	380,969	359,108
Deficit accumulated during the development stage	(197,120)	(130,379)

Total stockholders’ equity	183,859	228,739

Total liabilities and stockholders’ equity	$318,889	$305,264

See accompanying notes to condensed consolidated financial statements

[4]

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from July 23, 2007 (Date of Inception) through September 30, 2012
	2012	2011	2012	2011
Operating expenses:
Research and development expenses	$(8,659)	$(8,269)	$(25,069)	$(23,251)	$(92,659)
General and administrative expenses	(17,448)	(5,905)	(39,182)	(17,267)	(75,500)
Depreciation and amortization expenses	(849)	(598)	(2,229)	(1,684)	(7,061)

Loss from operations	(26,956)	(14,772)	(66,480)	(42,202)	(175,220)
Other income (expense), net:
Interest income	4	2	13	2	189
Beneficial conversion feature expense related to convertible promissory note	—	—	—	—	(10,000)
Interest expense, net of amounts capitalized	—	—	(274)	—	(2,328)
Foreign currency loss	—	—	—	—	(435)
Loss from change in fair value of warrant liability	—	—	—	(6,914)	(9,279)

Other income (expense), net	4	2	(261)	(6,912)	(21,853)

Loss before income taxes	(26,952)	(14,770)	(66,741)	(49,114)	(197,073)
Income tax expenses - current	—	—	—	—	(47)
Net loss	$(26,952)	$(14,770)	$(66,741)	$(49,114)	$(197,120)
Deemed dividend related to the beneficial conversion feature of Series C convertible preferred stock	—	—	—	(19,669)

Net loss attributable to stockholders	$(26,952)	$(14,770)	$(66,741)	$(68,783)

Net loss per share of Class A common stock, basic and diluted	$(.26)	$(.15)	$(.64)	$(.73)

Net loss per share of Class B common stock, basic and diluted	$(.26)	$(.15)	$(.64)	$(.73)

Weighted-average Class A and B common shares outstanding, basic and diluted	104,805	101,724	104,085	46,096

Other comprehensive loss:
Other comprehensive loss	—	—	—	—	—

Comprehensive loss	$(26,952)	$(14,770)	$(66,741)	$(49,114)	$(197,120)

See accompanying notes to condensed consolidated financial statements

[5]

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

[6]

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Statements of Convertible Preferred Stock, Stockholders’ Equity (Deficit) and

Accumulated Comprehensive Loss (continued)

(Amounts in thousands)

(Unaudited)

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock, formerly common stock		Addt’l Paid-in- Capital	Deficit Accum During the Dev. Stage	Acc. Other Comp. Income	Total Stockholders’ Deficit
	Shrs	$	Shrs	$	Shrs	$
Balance at December 31, 2010	69,052	$134,384	60	$—	15,820	$2	$4,199	$(66,324)	$—	$(62,123)
Issuance of Class A Common Stock
- Public Offering, net of offering costs	—	—	10,800	1	—	—	148,643	—	—	148,644
Common Stock Issued - Restricted	—	—	70	—	—	—	—	—	—	—
Stock Based Compensation - Options	—	—	—	—	—	—	3,607	—	—	3,607
Stock Based Compensation - Restricted	—	—	—	—	—	—	2,547	—	—	2,547
Stock Options/Warrants Exercised	—	—	330	—	1,526	—	336	—	—	336
Exercised options converted from class B to class A	—	—	492	—	(492)	—	—	—	—	—
Issuance of Series C Convertible
Preferred Stock	11,220	55,000	—	—	—	—	—	—	—	—
Conversion of Series A Convertible
Preferred Stock	(24,000)	(4,360)	—	—	24,000	2	4,358	—	—	4,360
Conversion of Series A-1 Convertible
Preferred Stock	(20,572)	(10,024)	—	—	20,572	2	10,022	—	—	10,024
Conversion of Series B Convertible
Preferred Stock	(24,480)	(120,000)	24,480	2	—	—	119,998	—	—	120,000
Conversion of Series C Convertible
Conversion of Convertible Preferred
Stock Warrants Liability	—	—	—	—	—	—	10,399	—	—	10,399
Beneficial Conversion Feature on
Issuance of Series C Convertible
Preferred Stock and Stock Warrants	—	—	—	—	—	—	19,669	—	—	19,669
Deemed Dividend Related to the Beneficial
Conversion Feature on Series C Convertible
Preferred Stock and Stock Warrants	—	—	—	—	—	—	(19,669)	—	—	(19,669)
Net loss	—	—	—	—	—	—	—	(64,055)	—	(64,055)

Balance at December 31, 2011	—	$—	40,815	$4	61,426	$6	$359,108	$(130,379)	$—	$228,739
Issuance of Class A Common Stock
- Public Offering, net of offering costs	—	—	—	—	—	—	—	—	—	—
Common Stock Issued - Restricted	—	—	229	—	—	—	—	—	—	—
Equity Bonus Grant	—	—	45	—	—	—	420	—	—	420
Stock Based Compensation - Options	—	—	—	—	—	—	3,010	—	—	3,010
Stock Based Compensation - Restricted	—	—	—	—	—	—	6,385	—	—	6,385
Stock Options/Warrants Exercised	—	—	680	—	1,767	—	1,172	—	—	1,172
Shares converted from			—	—	—	—	—	—		—
class B to class A	—	—	3,577	—	(3,577)	—	—	—	—	—
Issuance of warrants on common stock	—	—	—	—	—	—	10,874	—	—	10,874
Net loss	—	—	—	—	—	—	—	(66,741)	—	(66,741)

Balance at September 30, 2012	—	$—	45,346	$4	59,616	$6	$380,969	$(197,120)	$—	$183,859

See accompanying notes to condensed consolidated financial statements

[7]

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,		Period from July 23, 2007 (Date of Inception) through
	2012	2011	September 30, 2012
Cash flows from operating activities
Net loss	$(66,741)	$(49,114)	$(197,120)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,229	1,684	7,061
Stock-based compensation	9,395	4,787	16,810
Non cash compensation from warrants issued on common stock	—	—	298
Beneficial conversion feature	—	—	10,000
Derivative fair value adjustments	—	6,914	9,279
Accrued interest	—	—	534
Amortization of debt discount	—	—	300
Non cash compensation equity bonus	133	—	133
Changes in operating assets and liabilities
Inventories	(2,643)	—	(2,643)
Prepaid expenses and other current assets	(164)	(944)	(947)
Accounts payable	1,497	(2,311)	860
Accrued liabilities	2,337	1,386	4,256

Net cash used in operating activities	(53,957)	(37,598)	(151,179)

Cash flows from investing activities
Purchases of property, plant and equipment	(70,331)	(104,107)	(253,127)
Purchases of intangible assets	(300)	—	(727)

Net cash used in investing activities	(70,631)	(104,107)	(253,854)

Cash flows from financing activities
Proceeds from issuance of convertible promissory note to stockholder	—	—	15,000
Proceeds from equipment loans	—	—	6,000
Payments on equipment loans	(951)	(397)	(4,015)
Proceeds from business loans	—	—	7,000
Payments on business loans (see Note 7 — Long Term Debt )	(6,370)	(189)	(7,478)
Proceeds from stock option exercises / warrants	1,157	126	1,465
Proceeds from issuance of Series A convertible preferred stock	—	—	4,360
Proceeds from issuance of Series A-1 convertible preferred stock	—	—	10,024
Proceeds from issuance of Series B convertible preferred stock	—	—	95,000
Proceeds from issuance of Series C convertible preferred stock	—	55,000	55,000
Proceeds from issuance of common stock in initial public offering, net of offering costs	—	148,647	148,644
Borrowings under the Mississippi Development Authority loan	—	39,391	75,000
Borrowings under the Alberta Lenders/Khosla term loan	75,000	—	75,000
Debt issuance costs	(1,586)	—	(1,586)

Net cash provided by financing activities	67,250	242,578	479,414

Effect of exchange rate on cash and cash equivalents	—	—	(82)
Net (decrease) increase in cash and cash equivalents	(57,338)	100,873	74,299
Cash and cash equivalents
Beginning of period	131,637	51,350	—

End of period	$74,299	$152,223	$74,299

See accompanying notes to condensed consolidated financial statements

[8]

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Statements of Cash Flows (continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Supplemental disclosure of noncash investing and financing activities:
Change in accrued purchase of property, plant and equipment	$2,612	$4,377
Issuance of warrants in connection with Alberta Lenders/Khosla term loan	$10,873	$—
Capitalization of paid-in-kind interest	$7,506	$—
Accrued capitalized interest expense payable	$1,085	$—
Debt discount amortization	$6,325	$—
Accrued debt issuance costs	$105	$—
Options exercised	$16	$—
Capitalization of prepaid builders risk insurance	$100	$—
Convertible preferred stock warrants issued in connection with loan amendments	$—	$300
Conversion of Series A, A-1, B, and C convertible preferred stock into Class A and Class B common stock	$—	$134,384
Conversion of convertible preferred stock warrants into Class A and Class B common stock warrants	$—	$10,399
Financing of Insurance Premiums	$770	$436
Imputed interest on Mississippi Development Authority loan	$—	$17,232

See accompanying notes to condensed consolidated financial statements

[9]

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

Since inception, the Company has performed extensive research and development efforts to develop, enhance, refine and commercialize its biomass-to-cellulosic fuel technology platform. The Company is entering its commercialization phase and, in the first quarter of 2011, commenced construction of its first initial-scale commercial production facility in Columbus, Mississippi, which the Company mechanically completed in April 2012, completed commissioning in September 2012 and has entered the start-up phase. The Company expects to begin production in the fourth quarter of 2012.

Development Stage Enterprise

The Company has incurred substantial net losses since its inception, generating cumulative operating net losses of $175.2 million and an accumulated deficit of $197.1 million as of September 30, 2012. The Company expects these losses to continue. The Company expects to incur additional costs and expenses related to the continued development and expansion of its business, including its research and development expenses, continued testing and development at its pilot and demonstration units, and engineering, design work, construction and start up of its planned commercial production facilities. The Company has not yet commercialized its cellulosic gasoline and diesel nor has it generated any revenue as of September 30, 2012. The Company expects to finance its operations for the foreseeable future with cash and cash equivalents currently on hand, potential cash contributions from product sales, and equity and debt financing from one or more public or private sources, including commercial banks, existing investors and federal, state and local governments. There can be no assurance that the Company will ever achieve or sustain profitability on a quarterly or annual basis.

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

Inventories

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of cost or net realizable market value. Inventories, which will consist of cellulosic gasoline, diesel and fuel oil, renewable crude oil, renewable cellulosic biomass (primarily pine logs and wood chips), and catalyst, are categorized as finished goods, work-in-process or raw material inventories. Inventory costs include transportation, chipping and overhead costs incurred during production.

[10]

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

The following table presents the calculation of historical basic and diluted net loss per share of common stock attributable to the Company’s common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Amounts in thousands, except per share data)
Net loss per share:
Numerator:
Net loss	$(26,952)	$(14,770)	$(66,741)	$(49,114)
Deemed dividend related to the beneficial conversion feature of Series C convertible preferred stock	—	—	—	(19,669)

Net loss attributable to stockholders	(26,952)	(14,770)	(66,741)	(68,783)
Net loss attributable to preferred stockholders	—	—	—	35,127

Net loss attributable to Class A common stockholders and Class B common stockholders — basic and diluted	$(26,952)	$(14,770)	$(66,741)	$(33,656)

Net loss attributable to Class A common stockholders — basic and diluted	$(11,624)	(5,790)	$(28,073)	(10,058)
Net loss attributable to Class B common stockholders — basic and diluted	(15,328)	(8,980)	(38,668)	(23,598)

Net loss attributable to Class A common stockholders and Class B common stockholders — basic and diluted	$(26,952)	$(14,770)	$(66,741)	$(33,656)

Denominator:
Weighted-average Class A common shares used in computing net loss per share of Class A common stock — basic and diluted	45,200	39,875	43,780	13,776
Weighted-average Class B common shares used in computing net loss per share of Class B common stock — basic and diluted	59,605	61,849	60,305	32,320

Weighted-average Class A common stock and Class B common stock — basic and diluted	104,805	101,724	104,085	46,096

Net loss per share of Class A common stock — basic and diluted	$(.26)	$(.15)	$(.64)	$(.73)

Net loss per share of Class B common stock — basic and diluted	$(.26)	$(.15)	$(.64)	$(.73)

[11]

The following outstanding shares on a weighted-average basis of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Amounts in thousands)
Convertible preferred stock (as converted basis)	—	—	—	48,111
Convertible preferred stock warrants (as converted basis)	—	—	—	506
Common stock warrants	1,333	768	1,344	359
Stock options	12,375	14,776	12,435	15,322

Total	13,708	15,544	13,779	64,298

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

3. Fair Value of Financial Instruments

The Company’s assessment of the significance of a particular input to the fair value measurement of an asset or liability in its entirety requires management to make judgments and consider factors specific to the asset or liability. As of September 30, 2012 and December 31, 2011, the Company considered cash and cash equivalents, and accounts payable to be representative of their fair values because of their short-term maturities. Further, the Company’s long-term debt approximates fair value as it has been negotiated on an arm’s length basis with reputable third-party lenders at prevailing market rates.

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

[12]

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy. The Company had no financial liabilities measured at fair value at September 30, 2012 and December 31, 2011.

	September 30, 2012
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Financial assets
Money market funds	$70,354	$—	$—	$70,354

Total financial assets	$70,354	$—	$—	$70,354

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$101,475	$—	$—	$101,475

Total financial assets	$101,475	$—	$—	$101,475

The Company’s assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets and intangible assets. These items are recognized at fair value when they are considered to be impaired. At September 30, 2012 and December 31, 2011, there were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis.

4. Inventories

The following table sets forth the components of the Company’s inventory balances.

	September 30, 2012	December 31, 2011
	(Amounts in thousands)
Stores, supplies, and other	$390	$—
Raw materials	$2,128	$—

Total Inventories	$2,518	$—

As of September 30, 2012, inventories consist of renewable cellulosic biomass, catalyst, spare parts and any transportation, chipping and overhead costs incurred.

5. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30, 2012	December 31, 2011
	(Amounts in thousands)
Property, Plant and Equipment:
Construction in progress	$202,906	$146,852
Lab and testing equipment	4,309	3,927
Leasehold improvement	5,029	2,418
Manufacturing machinery and equipment	28,034	19,418
Computer equipment and software	1,132	689
Furniture and fixtures	134	134
Land	550	550

Total property, plant and equipment	242,094	173,988
Less: accumulated depreciation	(6,146)	(4,065)

Net property, plant and equipment	$235,948	$169,923

Depreciation expense was approximately $797,000 and $550,000 for the three months ended September 30, 2012 and 2011, respectively, and approximately $2.1 million and $1.5 million for the nine months ended September 30, 2012 and 2011, respectively. Construction in progress as of September 30, 2012 and December 31, 2011 includes capitalized interest of $17.8 million and $2.6 million, respectively. For the three

[13]

months ended September 30, 2012 and 2011, we capitalized approximately $5.6 million and $728,000 of interest expense, respectively. For the nine months ended September 30, 2012 and 2011, we capitalized approximately $15.2 million and $1.7 million of interest expense, respectively. Gross construction in progress at September 30, 2012 was $236 million, offset by $32.2 million attributable to the non-interest bearing component of the Mississippi Development Authority Loan (see Note 7 — Long Term Debt ) and $550,000 for the land contributed by Lowndes County, Mississippi and Lowndes County Port Authority. Construction in progress at September 30, 2012 and December 31, 2011 primarily relates to the engineering, design, and development of the Company’s initial-scale commercial production facility in Columbus, Mississippi. Depreciation of construction in progress costs begins as soon as the facility is placed into service.

6. Intangible Assets

Intangible assets consists of the following:

	September 30, 2012	December 31, 2011
	(Amounts in thousands)
Intangible Assets:
Purchased biomass conversion technology	$2,599	$2,599
Accumulated amortization	(838)	(708)

Purchased biomass conversion technology, net	1,761	1,891
Technology licenses	700	400
Accumulated amortization	(77)	(58)

Technology licenses, net	623	342

Intangible assets, net	$2,384	$2,233

Intangible asset amortization expense was approximately $52,000 and $49,000 for the three months ended September 30, 2012 and 2011, respectively, and $149,000 and $145,000 for the nine months ended September 30, 2012 and 2011, respectively.

7. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2012	December 31, 2011
	(Amounts in thousands)
Long-Term Debt:
Equipment loans	$2,376	$3,293
Business loan	—	6,369
Mississippi Development Authority Loan	75,000	75,000
Alberta Lenders/Khosla Term Loan	84,040	—

Less: unamortized debt discounts	(38,241)	(31,852)

Long-term debt, net of discount	123,175	52,810
Less: current portion	(10,701)	(5,506)

Long-term debt, net of discount, less current portion	$112,474	$47,304

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

The Company agreed to pay interest on the Loan Advance in arrears on the first day of each month, beginning March 1, 2012. The Company may elect payment of paid-in-kind interest, instead of cash interest, during the first twelve months during which the Loan Advance is outstanding. If the Company elects payment of paid-in-kind interest, the interest is added to the principal balance of the loan. The Company elected payment of paid-in-kind interest for each month from March 1, 2012 through November 1, 2012. The paid-in-kind interest increased the Loan Advance balance by $7.5 million from inception of the loan to September 30, 2012.

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

[14]

time, subject to a prepayment premium if the Company prepays the Loan Advance prior to four years from the date of the loan. The prepayment premium is equal to 4% until the first anniversary of the date of the Loan and Security Agreement, and decreases by 1% on each subsequent anniversary.

The Company also agreed to pay the Lenders an end of term charge equal to the sum of $6,750,000 plus 9% of the aggregate amount of all interest paid-in-kind (instead of cash interest) upon the earlier to occur of the maturity of the Loan Advance, prepayment in full of the Loan Advance, or when the Loan Advance becomes due and payable upon acceleration. The Company is amortizing the end of charge term to interest expense and increasing the liability for the end of term charge over the life of the loan. The Company had amortized approximately $1.5 million as of September 30, 2012, which is included in the principal balance of the loan.

The Company’s obligations under the Loan and Security Agreement may be accelerated upon the occurrence of an event of default under the Loan and Security Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, cross-defaults, and a change of control default. In addition, the Company agreed to consummate the sale, in one or more transactions, of its equity securities with gross cash proceeds equal to at least $50 million on or before March 31, 2013, provided that the Company is not required to consummate such transactions so long as it maintains cash or liquid funds equal to at least six months of its projected cash requirements in accounts subject to the Lenders’ security interest. The Company also agreed that it will not make capital expenditures with respect to its planned first standard production facility in Mississippi in excess of $25 million unless the Company has raised at least $100 million from the sale, in one or more transactions, of its equity securities (including the proceeds of the equity transactions referred to in the preceding sentence).

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

In addition, the Company may be obligated to issue each Lender one or more additional warrants to purchase shares of its Class A common stock if the Company elects payment of paid-in-kind interest on the outstanding principal balance of the Loan Advance for any month (the “PIK Warrants”). Except as described below, the number of shares of the Company’s Class A common stock underlying the PIK Warrants (assuming no net issuance) is an amount equal to 18% of the amount of interest paid-in-kind divided by the average closing price of the Company’s Class A common stock over the 5 consecutive trading days ending on, but excluding, the day such interest was due (the “Average Market Price”). The per share price of the PIK Warrants will be such Average Market Price. Notwithstanding the foregoing, if the Average Market Price is less than $11.62 per share of the Company’s Class A common stock, subject to adjustment for stock splits, combinations and the like (the “Warrant Floor Price”), on the date the interest in kind on the outstanding principal balance of the Loan Advance is due and payable for such month, then (x) the initial per share exercise price for such PIK Warrant issued to such Lender shall be equal to the Warrant Floor Price and (y) the number of shares of Class A common stock underlying such PIK Warrant (assuming no net issuance) issued to such Lender shall be increased to a number of shares of Class A Common Stock (determined pursuant to the mutual agreement of the Company and such Lender) that would cause the fair market value of such PIK Warrant to be no less than the fair market value of the PIK Warrant that would have been issued had the Company issued such warrants with an exercise price equal to the Average Market Price. The PIK Warrants will be issued as partial consideration for the Lenders’ entry into the Loan and Security Agreement and will expire 7 years from the 18 month anniversary of the closing date of the Loan and Security Agreement. The number of shares for which each PIK Warrant is exercisable and the associated exercise price is subject to certain anti-dilution adjustments. Each PIK Warrant may be exercised by payment of the exercise price in cash or on a net issuance basis. The Initial Warrants and any PIK Warrants obligate the Company to file a registration statement on Form S-3 covering the resale of such warrants and the shares of its Class A common stock issuable upon exercise of such warrants as soon as reasonably practicable after the Company becomes eligible to use the Form S-3. The Company is currently discussing with the warrant holders the timing of such a registration statement. The Company elected payment of paid-in-kind interest at the first of each month from March 2012 through September 2012, which required the Company to issue warrants to purchase an aggregate of 157,092 shares of the Company’s Class A common stock at exercise prices ranging from $11.62 to $13.15 per share to the Lenders. Subsequent to September 30, 2012, the Company elected paid-in-kind interest on the first day of each month from October 2012 through November 2012, which required the Company to issue warrants to purchase an aggregate of 62,713 shares of the Company’s Class A common stock at an exercise price of $11.62 per share to the Lenders.

[15]

Mississippi Development Authority Loan

In March 2011, KiOR Columbus entered into a loan agreement with the Mississippi Development Authority, (the “MDA”) pursuant to which the MDA agreed to make disbursements to KiOR Columbus from time to time, in a principal amount not to exceed $75 million in the aggregate, to reimburse costs incurred by KiOR Columbus to purchase land, construct buildings and to purchase and install equipment for use in the manufacturing of the Company’s cellulosic gasoline and diesel from Mississippi-grown biomass. Principal payments on the loan are due semiannually on June 30 and December 31 of each year, commencing on December 31, 2012. On each such payment date, the Company is required to pay an amount equal to an amount sufficient to repay the total loan within (a) a period of time determined by the weighted-average life of the equipment being purchased with the proceeds thereof or (b) 20 years, whichever is sooner. In addition, the Company is required to pay the entire outstanding principal amount of the loan, together with all other applicable costs, charges and expenses no later than the date 20 years from the date of its first payment on the loan. The loan is non-interest bearing.

The MDA loan agreement contains no financial covenants, and events of default include a failure by KiOR Columbus or the Company to make specified investments within Mississippi by December 31, 2015, including an aggregate $500.0 million investment in property, plant and equipment located in Mississippi and expenditures for wages and direct local purchases in Mississippi totaling $85.0 million. If an event of default occurs and is continuing, the MDA may accelerate amounts due under the loan agreement. The loan is secured by certain equipment, land and buildings of KiOR Columbus.

In 2011, the Company received all $75.0 million under the MDA loan to reimburse the Company for expenses incurred on the construction of its initial-scale commercial production facility located in Columbus, Mississippi.

The non-interest bearing component of the MDA loan was intended to incentivize the Company to design, construct and operate its initial-scale commercial production facility in Mississippi. The Company imputed interest on the MDA loan and determined the loan discount to be the difference between the face value of the loan and the discounted present value of the loan using an estimated market rate of 5.5%, with such rate based on interest bearing loans of a similar nature and terms. Of the $75.0 million in loan proceeds received, the Company estimated approximately $32.2 million was attributable to the non-interesting bearing component of the loan. Consequently, the Company recorded a discount on the MDA loan of $32.2 million and a reduction of the capitalized cost of the related assets for which the Company was reimbursed in the same amount. The loan discount is recognized as interest expense, subject to interest capitalization during the construction phase, using the effective interest method. As of September 30, 2012, $2.7 million of the loan discount had been recognized as interest expense and subsequently capitalized.

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

The Company agreed to pay the lender an end of term charge of $415,000, which consists of 7.5% of the original advances of $5.0 million, or $375,000, plus a $40,000 amendment fee the Company agreed to pay the lender on the maturity date. The Company is amortizing the end of term charge and amendment fee over the life of the loan and includes such amounts in interest expense on the Condensed Consolidated Statements of Operations. The Company had amortized approximately $391,000 as of September 30, 2012, which is included in the principal balance of the loan. As of September 30, 2012, borrowings of approximately $2.1 million on Equipment Loan #1 were outstanding.

Equipment Loan #2 — On March 25, 2010, the Company entered into an equipment loan agreement with Silicon Valley Bank with total availability of $1.0 million, limited to two advances of at least $500,000 each. The full amount of the availability under the loan agreement was drawn down in a single advance of $1 million. The loan is payable monthly over a three-year period at an annual interest rate of 10%. The maturity date of the loan is May 2013. The loan is collateralized by the equipment purchased with the advances at a cost of approximately $1.3 million. As of September 30, 2012, borrowings of approximately $236,000 were outstanding.

[16]

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

Interest expense

For the three months ended September 30, 2012 and 2011, interest expense incurred was $0. For the nine months ended September 30, 2012 and 2011, interest expense was $274,000 and $0, respectively. Accrued interest payable at September 30, 2012 was $1.1 million.

8. Income Taxes

The effective tax rate for the three and nine months ended September 30, 2012 and 2011 was 0%.

At September 30, 2012, the Company had a federal income tax net operating loss carryforward balance of $36.7 million. If unused, the net operating loss carryforwards begin expiring in 2028. The Company has a full valuation allowance for its net deferred tax assets because the Company has incurred losses since inception. Certain changes in the ownership of the Company could result in limitations on the Company’s ability to utilize the federal net operating loss carryforwards. The Company’s estimated gross suspended net operating loss for the net windfall incurred as a result of the difference between the book and tax deductions for restricted stock remains at approximately $11.7 million.

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

Commitments under the Mississippi Development Authority Loan

Under the MDA loan agreement, KiOR Columbus or the Company committed to make specified investments within Mississippi by December 31, 2015, including an aggregate $500.0 million investment in property, plant and equipment located in Mississippi and expenditures for wages and direct local purchases totaling $85.0 million. The Company is a parent guarantor for the payment of the outstanding balance under the loan, which was $75 million as of September 30, 2012. See Note 7 – Long-Term Debt for a description of the loan.

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

[17]

Common Stock Warrants Outstanding

Warrants Issued in Connection with Equipment Loans

In connection with Equipment Loan #2, the Company issued warrants to purchase 16,998 shares of the Company’s Series B convertible preferred stock at an exercise price of $2.941 per share. The warrants are exercisable upon issuance and expire ten years from the issuance date. The issuance date fair value of these warrants was estimated to be $42,000 and has been recorded as a reduction, or discount, to the carrying value of the loan. The discount is being amortized to interest expense over the term of the loan. The warrants were valued on the issuance date using the following assumptions: a risk-free interest rate of 0.50%, expected volatility of 98.8%, no expected dividend yield and a term of ten years. Upon the close of the Company’s initial public offering on June 29, 2011, warrants to purchase 16,998 shares of Series B convertible preferred stock automatically converted into warrants to purchase an equivalent number of Class A common stock. Warrants issued in connection with Equipment Loan #2 were still outstanding as of September 30, 2012.

Warrants Issued in Connection with Amendments of Equipment and Business Loan

In connection with the amendment to Equipment Loan #1 and the Company’s Business Loan in February 2011 and April 2011, the Company agreed to issue warrants to purchase $300,000 of securities issued in a next-round equity financing, which resulted in the Company issuing warrants to purchase 61,200 shares of Series C convertible Preferred Stock at an exercise price of $4.902 per share. Upon the close of the initial public offering on June 29, 2011, warrants to purchase 61,200 shares of Series C convertible preferred stock automatically converted into warrants to purchase 25,000 shares of Class A common stock using a conversion price of 80% of the price per share in the Company’s initial public offering. Warrants issued in connection with amendments to Equipment Loan #1 and the Company’s Business Loan were still outstanding as of September 30, 2012.

Warrants Issued in Connection with Alberta Lenders/Khosla Term Loan

Pursuant to the Loan and Security Agreement with the Alberta Lenders and Khosla, at closing the Company issued the Lenders warrants to purchase an aggregate of 1,161,790 shares of the Company’s Class A common stock at an exercise price of $11.62 per share. The fair value of the Initial Warrants was $8.51 per share and was valued on the issuance date using the following assumptions: a risk-free interest rate of 1.30%, expected volatility of 81.50%, no expected dividend yield and a term of seven years. In addition, the Company elected payment of paid-in-kind interest on the first day of each month from March 2012 through September 2012. The table below shows warrants issued and assumptions used to value the warrants:

	March 1, 2012	April 1, 2012	May 1, 2012	June 1, 2012	July 1, 2012	August 1, 2012	September 1, 2012
Shares issuable	23,293	14,163	19,142	22,698	22,425	26,520	28,851
Fair value	$6.04	$10.31	$7.27	$5.98	$6.28	$5.24	$5.19
Exercise Price	$11.62	$13.15	$11.62	$11.62	$11.62	$11.62	$11.62
Expected volatility	81.50%	88.00%	88.00%	83.00%	83.00%	83.00%	83.00%
Risk-free interest rate	0.60%	1.61%	1.35%	0.93%	1.11%	1.03%	1.01%
Dividend yield	—	—	—	—	—	—	—
Expected term (in years)	7	7	7	7	7	7	7

The warrants may be exercised by payment of the exercise price in cash or on a net issuance basis. All warrants issued pursuant to the Loan and Security Agreement were outstanding as of November 1, 2012.

Common Stock Warrants Exercised

During the nine month period ended September 30, 2012, warrants to purchase 213,860 shares were exercised for 147,863 shares, net, of Class A common stock and warrants to purchase 411,312 shares were exercised for 392,155 shares, net, of Class B common stock.

12. Employee Benefit Plan

The Company has a 401(k) plan covering all of its U.S. employees. Effective May 1, 2010, the Company began matching 100% of the first 3% of an individual employee’s contributions and 50% of the next 2% of such individual employee’s contributions. New employees can immediately join the plan and participants immediately vest in employer matching contributions. Employer matching contributions under the plan totaled $178,000 and $119,400 for the three months ended September 30, 2012 and 2011, respectively, and $486,000 and $314,200 for the nine months ended September 30, 2012 and 2011, respectively.

[18]

13. Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense related to options and restricted stock granted was allocated to research and development expense and sales, general and administrative expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Research and development	$641	$247	$1,374	$466
General and administrative	2,916	1,340	8,021	4,321

Total stock-based compensation expense	$3,557	$1,587	$9,395	$4,787

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

Amended and Restated 2007 Stock Option/Stock Issuance Plan

Options to purchase approximately 6.5 million shares of Class A common stock and options to purchase approximately 4.6 million shares of Class B common stock were outstanding as of September 30, 2012. Options to purchase approximately 7.3 million shares of Class A common stock and options to purchase approximately 6.3 million shares of Class B common stock were outstanding as of December 31, 2011.

Stock option activity for the Company under the 2007 Plan was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2011	13,566	$1.50
Options Granted	—	—
Exercised	(1,908)	0.61
Forfeited	(592)	1.49

Outstanding at September 30, 2012	11,066	$1.65	7.0	$86,859

Exercisable	6,200	$1.17	7.2	$51,068

There were no options granted during the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 under the 2007 Plan. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2011 was $7.13. The total intrinsic value of options exercised during the three months ended September 30, 2012 and 2011 was $2.1 million and $26,000, respectively, and $17.3 million and $2.8 million for the nine months ended September 30, 2012 and 2011, respectively. There remains $13 million in unrecognized stock-based compensation cost that is expected to be recognized over a weighted-average period of 2.6 years.

The weighted average assumptions used to value stock option grants under the 2007 Plan for the three and nine months ended September 30, 2011 are as follows:

Three and Nine Months Ended September 30,
2011
Expected volatility	83.15%
Risk-free interest rate	2.12%
Dividend yield	—%
Expected term (in years)	5.7

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

[19]

initial public offering in June 2011. The expected volatility was based on the historical stock volatilities of several comparable publicly-traded companies over a period equal to the expected terms of the options, as the Company does not have a long trading history to use to estimate the volatility of its own common stock.

Restricted stock activity for the Company under the 2007 Plan was as follows:

	Number of Shares (In thousands)	Weighted- Average Grant-Date Fair Value
Nonvested—December 31, 2011	889	$15.00
Granted	—	—
Vested	(173)	15.00
Forfeited	—	—

Nonvested—September 30, 2012	716	$15.00

As of September 30, 2012, there was $10.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 3.4 years.

Following the effectiveness of the Company’s 2011 Long-Term Incentive Plan (the “2011 Plan”) described below, no further awards were made under the 2007 Plan.

2011 Long-Term Incentive Plan

Stock option activity for the Company under the 2011 Plan was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Life (Years)	Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2011	214	$14.76
Options Granted	45	7.75
Exercised	—	—
Forfeited	(8)	14.01

Outstanding at September 30, 2012	251	$13.53	9.1	$70

Exercisable	44	$14.74	9.0	$—

The weighted average assumptions used to value stock option grants under the 2011 Plan for the nine months ended September 30, 2012 and September 30, 2011 are as follows:

	Nine Months Ended September 30,
	2012	2011
Expected volatility	83%	80.5%
Risk-free interest rate	1.12%	1.16%
Dividend yield	—%	—%
Expected term (in years)	7	6.3

There is a remaining $1.9 million in unrecognized stock-based compensation cost that is expected to be recognized over a weighted-average period of 3.9 years.

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

[20]

Restricted stock activity for the Company under the 2011 Plan was as follows:

	Number of Shares (In thousands)	Weighted- Average Grant-Date Fair Value
Nonvested—December 31, 2011	249	$13.77
Granted	1,001	8.97
Vested	(76)	11.72
Canceled or forfeited	(3)	14.01

Nonvested—September 30, 2012	1,171	$9.80

As of September 30, 2012, there was $11.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2011 Plan. That cost is expected to be recognized over a weighted-average period of 2.8 years.

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

For the nine months ended September 30, 2012, the Company granted target awards for an aggregate of 612,500 shares of Class A common stock and a maximum of 1,225,000 shares of Class A common stock may be earned under the 2012 Incentive Plan. For the nine months ended September 30, 2012, the Company recorded approximately $2.1 million in stock compensation expense related to the performance awards under the 2012 Plan, and the Company expects to expense approximately $2.2 million ratably through March 2013.

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

The awards to be granted for the purchase period beginning July 1, 2012 under the 2012 Plan was valued using the following assumptions: a risk-free interest rate of 0.15%, expected volatility of 77%, expected dividend yield of 0%, and an expected term of 0.5 years.

[21]

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

To demonstrate the scalability of our BFCC process from pilot scale, we have constructed a demonstration scale unit that represents a 400-times capacity increase over our pilot unit. From an initial overall process yield of biomass-to-cellulosic fuel of approximately 17 gallons per bone dry ton of biomass, or BDT, we now expect that our technology, when implemented at our first planned standard commercial production facility, would achieve an overall process yield of 72 gallons of cellulosic gasoline, diesel and fuel oil per BDT. Our research and development efforts are focused on increasing this yield to approximately 92 gallons per BDT.

Until recently, we have focused our efforts on research and development and the construction of our initial-scale commercial production facility, which we mechanically completed in April 2012, finished commissioning in September 2012 and have commenced the start-up phase, but we have yet to produce cellulosic gasoline or diesel or generate revenue. As a result, we had generated $175.2 million of operating losses and an accumulated deficit of $197.1 million from our inception through September 30, 2012. We expect to continue to incur operating losses through at least 2014 as we continue into the commercialization stage of our business.

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

We have not generated any revenue as of September 30, 2012. However, we expect to generate revenue in the fourth quarter of 2012 from sales of our cellulosic gasoline and diesel from our initial-scale commercial production facility, which we mechanically completed in April 2012 and finished commissioning in September 2012. The facility is now in the start-up phase. Start-up consist of operating the facility in the manner for which it was designed and identifying and addressing issues that cannot be identified during commissioning. We expect to experience many facility start ups and shut downs during this phase as we strive ultimately to achieve steady-state operations. We also expect to generate revenue from the sale of renewable identification numbers, or RINs, that we will retain if we sell our cellulosic gasoline and diesel to customers who are not obligated parties under the Renewable Fuel Standard program, or RFS2. Under RFS2, various varieties of renewable biofuels are assigned RINs for accounting, which are denominated in gallons of ethanol equivalent, or GEEs, based on their energy content. We expect that our cellulosic gasoline and diesel will have a GEE value of between 1.5 to 1.7. In July and August 2012, we received EPA approval for the registration of our cellulosic gasoline and diesel, respectively.

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

        Our largest expenditures are the capital costs associated with the construction of our commercial production facilities and planned facility turnarounds. These costs are comprised of land acquisition, site preparation, engineering, utilities, permitting, facility construction, contingency costs and related financing costs. We expect that the depreciation of these facilities costs will be included in cost of goods sold.

Our operating expenses currently consist primarily of research and development expenses and general and administrative expenses.

[22]

Financial Operations Overview

Revenue and Cost of Goods Sold

As of September 30, 2012, we have not generated any revenue or incurred any cost of goods sold, and we do not expect to do so until at least the fourth quarter of 2012.

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

Interest Expense, Net of Amounts Capitalized

We incur interest expense in connection with our outstanding equipment loans, our loan with the Mississippi Development Authority and our term loan with Khosla and the Alberta Lenders (as such terms are defined below). We capitalize interest on long-term construction projects relating to operating assets with a total expected expenditure generally in excess of $10.0 million. To the extent our planned commercial production facilities are funded with debt, we anticipate capitalizing most of the interest costs that we incur.

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

[23]

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

The majority of our long-lived assets, other than intangible assets, consist of our initial-scale commercial production facility, demonstration unit, and pilot unit. The demonstration and pilot units are variations of common refinery equipment used in technology development and scale-up of processes that have been scaled and modified for our research and development purposes. Our intangible assets consist of purchased biomass conversion technology and technology licenses. Given our history of operating losses, we evaluated the recoverability of the book value of our property, plant and intangible assets by performing an undiscounted forecasted cash flow analysis. Based on our analysis, the sum of the undiscounted cash flows is in excess of the book value of the property, plant and equipment and intangible assets. Accordingly, no impairment charges have been recorded during the period from July 23, 2007 (date of inception) through September 30, 2012.

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

[24]

Inventories

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of cost or net realizable market value. Inventories, which consist of cellulosic gasoline, diesel and fuel oil, renewable crude oil, renewable cellulosic biomass (primarily pine logs and wood chips), and catalyst, are categorized as finished goods, work-in-process or raw material inventories. Inventory costs include transportation, chipping and overhead costs incurred during production. Inventory also includes stores, supplies, and other spare parts.

Results of Operations

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Operating Expenses

	Three Months Ended September 30,		Increase
	2012	2011	$	%
	(Dollars in thousands)
Operating expenses:
Research and development expenses	$(8,659)	$(8,269)	$390	5%
General and administrative expenses	(17,448)	(5,905)	11,543	195%
Depreciation and amortization expense	(849)	(598)	251	42%

Total operating expenses	$(26,956)	$(14,772)	$12,184

Research and Development Expenses. Our research and development expenses increased by $390,000, or 5%, for the three months ended September 30, 2012 compared to the same period in 2011. This increase is primarily related to operating costs and maintenance associated with our research and development facilities, which increased by approximately $762,000. In late 2011, we expanded and commissioned a hydrotreater in our demonstration unit, providing a fully integrated manufacturing process from wood yard to the tanks and it is now operating at capacity. Also, in late 2011, we added a new analytical lab that is now fully operational. The increase in research and development expenses was also the result of a $686,000 increase in payroll and related expenses. We increased our research and development staff to approximately 112 employees during the three months ended September 30, 2012 compared to approximately 92 employees during the three months ended September 30, 2011. Payroll and related expenses for the three months ended September 30, 2012 included stock-based compensation of $641,000 compared to $247,000 for the three months ended September 30, 2011. The increase in research and development expenses was partially offset by a $915,000 decrease in laboratory testing expenses due to the expansion of our pilot and demonstration units and reduced utilization of third-party facilities for the hydrotreating and fractionating processes. Once we expanded our pilot and demonstration units, we no longer utilized third-party facilities for the hydrotreating and fractionating processes, which reduced our laboratory testing expenses. The remaining decrease of $143,000 is primarily due to adjustments to property taxes and electricity recorded during the three months ended September 30, 2011 that did not recur during the three months ended September 30, 2012.

General and Administrative Expenses. Our general and administrative expenses increased by $11.5 million, or 195%, for the three months ended September 30, 2012 compared to the same period in 2011. This increase was primarily the result of $10.2 million of start-up costs, an increase of $9.5 million compared to the same period in 2011, incurred at our initial-scale commercial production facility in Columbus, Mississippi that we mechanically completed in April 2012 and completed commissioning in September 2012. The facility is now in the start-up phase. Commissioning is the process to verify that our plant facility is fully functional and fit to purpose. The increase in general and administrative expenses is also due to an increase of $1.5 million in payroll and related expenses, excluding payroll and related expenses for our Columbus employees that are included in start-up costs. Payroll and related expenses included stock-based compensation of $2.8 million compared to $1.2 million for the three months ended September 30, 2012 and 2011, respectively.

Depreciation and Amortization Expense. Our depreciation and amortization expense increased by $251,000, or 42%, for the three months ended September 30, 2012 compared to the same period in 2011. The increase in depreciation expense is the result of additions to fixed assets, consisting primarily of expansions to our demonstration unit and pilot plant, the addition of a new analytical lab and new laboratory equipment, implementation of our enterprise resource planning system, and leasehold improvements at our Pasadena, Texas facility.

Other Income (Expense), Net

	Three Months Ended September 30,		Increase
	2012	2011	$	%
	(Dollars in thousands)
Other income (expense), net:
Interest income	$4	$2	$2	100%

Other income (expense), net	$4	$2	$2

Interest Income. Interest income increased by $2,000 for the three months ended September 30, 2012 as compared to the same period in 2011. The increase is due to better performance of our investment of the proceeds from our initial public offering and Loan and Security Agreement with 1538731 Alberta Ltd. as agent and lender, and 1538716 Alberta Ltd., or the Alberta Lenders, and KFT Trust, Vinod Khosla, Trustee, which we refer to as Khosla and collectively with the Alberta Lenders, we refer to as the Lenders in money market accounts during the three months ended September 30, 2012 compared to the same period in 2011.

[25]

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Operating Expenses

	Nine Months Ended September 30,		Increase
	2012	2011	$	%
	(Dollars in thousands)
Operating expenses:
Research and development expenses	$(25,069)	$(23,251)	$1,818	8%
General and administrative expenses	(39,182)	(17,267)	21,915	127%
Depreciation and amortization expense	(2,229)	(1,684)	545	32%

Total operating expenses	$(66,480)	$(42,202)	$24,278

Research and Development Expenses. Our research and development expenses increased by $1.8 million, or 8%, for the nine months ended September 30, 2012 compared to the same period in 2011. This increase is related to operating costs and maintenance associated with our research and development facilities, which increased by approximately $2.4 million. As discussed above, we expanded and commissioned a hydrotreater in our demonstration unit and added a new analytical lab that is now fully operational. The increase in research and development expenses was also the result of a $2.2 million increase in payroll and related expenses due to the increase in our research and development staff referenced above in our discussion of the three months ended September 30, 2012 compared to the same period in 2011. Payroll and related expenses for the nine months ended September 30, 2012 included stock-based compensation of $1.4 million compared to $0.4 million for the nine months ended September 30, 2011. The increase in research and development expenses was partially offset by a $2.1 million decrease in laboratory fees and a $0.4 million decrease in consultant fees due to the expansion of our pilot and demonstration units and reduced utilization of third-party facilities for the hydrotreating and fractionating processes.

General and Administrative Expenses. Our general and administrative expenses increased by $21.9 million, or 127%, for the nine months ended September 30, 2012 compared to the same period in 2011. This increase was primarily the result of $18.0 million of start-up costs, an increase of $17.0 million compared to the same period in 2011, incurred at our initial-scale commercial production facility in Columbus, Mississippi. The increase in general and administrative expenses is also due to an increase of $4.4 million in payroll and related expenses, excluding our payroll and related expenses for our Columbus employees that are included in start-up costs. Payroll and related expenses included stock-based compensation of $7.7 million compared to $4.2 million for the nine months ended September 30, 2012 and 2011, respectively. The remaining increase in payroll and related expenses is due to an increase in our headcount. The remaining increase in general and administrative expenses primarily relates to costs incurred operating as a public company for the entire period in 2012.

Depreciation and Amortization Expense. Our depreciation and amortization expense increased by $545,000, or 32%, for the nine months ended September 30, 2012 compared to the same period in 2011. The increase in depreciation and amortization expense is due to the additions to fixed assets included in the items referenced above in our discussion of the three months ended September 30, 2012 compared to the same period in 2011.

Other Income (Expense), Net

	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011	$	%
	(Dollars in thousands)
Other income (expense), net:
Interest income	$13	$2	$11	550%
Interest expense, net of amounts capitalized	(274)	0	274	N/A
Loss from change in fair value of warrant liability	0	(6,914)	(6,914)	(100)%

Other income (expense), net	$(261)	$(6,912)	$(6,651)

Interest Income. Interest income increased by $11,000 for the nine months ended September 30, 2012 as compared to the same period in 2011. The increase is primarily due to nine months of our investment of the proceeds from our initial public offering and Loan and Security Agreement with the Lenders in money market accounts during the nine months ended September 30, 2012 compared to approximately three months during the same period in 2011.

Interest Expense, Net of Amounts Capitalized. Interest expense increased by approximately $274,000 for the nine months ended September 30, 2012 as compared to 2011 as we were unable to capitalize all of our interest during the nine months ended September 30, 2012 due to additional interest expense recorded for the termination of our Business Loan (as defined below).

Loss from Change in Fair Value of Warrant Liability. The loss from change in fair value of warrant liability expense decreased by $6.9 million, or 100%, for the nine months ended September 30, 2012 as compared to 2011. The change is related to the change in fair value of

[26]

our convertible preferred stock warrants, which were recorded as derivatives and reflected on our consolidated balance sheets as a current liability prior to the warrants converting into warrants to purchase common stock upon conversion of our convertible preferred stock at the close of our initial public offering. We performed our final mark-to-market adjustment on the convertible preferred stock warrant liability on June 29, 2011, the date the initial public offering closed, reducing our convertible preferred stock warrant liability to zero.

Liquidity and Capital Resources

Since inception, we have generated significant losses and as of September 30, 2012, have not yet generated any revenue. As of September 30, 2012, we had an accumulated deficit of approximately $197.1 million and we expect to continue to incur operating losses through at least 2014 as we prepare for the commercialization stage of our business. Commercialization of our technology will require significant capital and other expenditures, including costs related to construction of our first standard commercial production facility, which will require us to raise significant amounts of additional capital.

We will need to raise capital in addition to our $74.3 million of cash and cash equivalents as of September 30, 2012 to enable us to meet our liquidity needs for the next 12 months from September 30, 2012. Based on our current plan, we anticipate that our material liquidity needs over this period will consist of the following:

•

Funding our overhead and debt services costs, which we expect to be approximately $69 million for the next 12 months from September 30, 2012. We do not expect sooner than some time in 2014 to be able to generate sufficient revenue from the commercial production and sale of our cellulosic gasoline and diesel to allow us to fund these costs from internally generated cash flows.

•

Funding the start-up of our Columbus facility, including rentals, repairs, replacements, start-up costs, consulting fees, overtime and other expenses attendant to commencing operations of the facility. As of September 30, 2012, we estimate remaining costs will range between $3 million and $6 million. In addition we estimate that we will require approximately $8 million to $12 million to fund operating costs at the Columbus facility until the facility begins to generate positive cash flows.

•	Funding minor capital projects at our Pasadena research and development facilities of approximately $4 million.

•

Funding a portion of the front-end capital expenditures for our planned first standard commercial production facility in Mississippi, such as certain front-end engineering and procurement services and long-lead equipment. We plan to spend approximately $14 million on this project through September 30, 2013, subject to the requirements of our Loan and Security Agreement discussed below.

Our subsidiary KiOR Columbus LLC, or KiOR Columbus, has a loan with the MDA (as defined below), which we guarantee in full and which is described in further detail below under “Mississippi Development Authority Loan.” On December 31, 2012, we must begin making payments on our MDA loan of approximately $1.9 million semi-annually on December 31 and June 30 of each year until maturity.

Our Loan and Security Agreement with the Alberta Lenders and Khosla (as such terms are defined below) requires us to begin repayment of principal amounts on August 1, 2013 but currently requires us to pay interest on the Loan Advance (as defined below). On or before February 1, 2013, the terms of this loan permit us to make interest payments as payments-in-kind, which involves adding interest then due to the unpaid principal amount of the Loan Advance. We have elected payment of payment-in-kind interest each month from March 1 to November 1, 2012 and expect to continue electing payment-in-kind interest until February 1, 2013. From March 1 to July 1, 2013, we expect that our payments of accrued interest in cash on the Loan Advance will be approximately $1.2 million per month. Beginning August 1, 2013 we expect that our payments of principal and accrued interest in cash on the Loan Advance will be approximately $3.5 million per month. The Loan and Security Agreement is described in further detail below under “Alberta Lenders/Khosla Term Loan.”

The total cost of our planned first standard commercial production facility is estimated at $460 million, comprised of $350 million for the conversion plant and $110 million for a centralized hydrotreating plant being designed with capacity for our planned first standard commercial production facility and a second, similarly sized facility. Subject to our ability to raise additional capital, we expect to begin construction of this facility in the first half of 2013. In the near term, our plan is to continue value engineering for this project and to explore sourcing options for long-lead time procurement components. The terms of our Loan and Security Agreement for our January 2012 term loan provide that we may not make capital expenditures on our first standard commercial production facility in excess of $25 million until we have raised at least $100 million from sales of our equity securities in one or more transactions. We expect any financing for our planned first standard production facility will be contingent upon, among other things, successful start-up of our Columbus facility, entering into satisfactory feedstock supply and offtake agreements for the facility, receipt of necessary governmental and regulatory approvals and permits, any required equity financing, there being no material adverse effect on us or our industry (including relevant commodity markets) and general market conditions. Longer term, we also anticipate material liquidity needs for the construction of additional commercial production facilities.

        Under the terms of our Loan and Security Agreement, we agreed to consummate the sale, in one or more transactions, of our equity securities with gross cash proceeds equal to at least $50 million on or before March 31, 2013, provided that we are not required to consummate such transactions so long as we maintain cash or liquid funds equal to at least six months of our projected cash requirements in accounts subject to the lenders’ security interest. As of September 30, 2012, we have not produced or generated any revenue or cash flow from sales of our cellulosic gasoline and diesel. Even if and when we begin to produce cellulosic gasoline and diesel, our offtake agreements are subject to the satisfaction of various conditions, some of which are in the control of the counterparties, before the counterparties are obligated to make payments to us thereunder.

[27]

We plan to raise capital in one or more external equity and/or debt financings over the next six months but have no committed sources of financing. If we are unable to obtain additional financing timely or at all, we would have to delay, scale back or eliminate our construction plans for our first standard production facility and other future facilities, which would harm our business and prospects.

Even if we do not proceed with our first standard commercial production facility, we will need to obtain external financing to meet our cash requirements, including overhead and other operating costs, debt service obligations and principal payments on our loans over the next 12 months from September 30, 2012. Our ability to obtain additional external debt financing will be limited by the amount and terms of our existing borrowing arrangements and the fact that all of our assets have been pledged as collateral for these existing arrangements. Our failure to obtain additional external financing to fund our cash requirements would require us to delay or scale back our business plan, including our research and development programs, require us to reduce our overhead and other operating costs and cause noncompliance with our existing debt covenants which would have a material adverse effect on our business, prospects and financial condition.

Long-Term Debt

Long-term debt consists of the following:

	September 30, 2012	December 31, 2011
	(Amounts in thousands)
Long-Term Debt:
Equipment loans	$2,376	$3,293
Business loan	—	6,369
Mississippi Development Authority Loan	75,000	75,000
Alberta Lenders/Khosla Term Loan	84,040	—
Less: unamortized debt discounts	(38,241)	(31,852)

Long-term debt, net of discount	123,175	52,810
Less: current portion	(10,701)	(5,506)

Long-term debt, net of discount, less current portion	$112,474	$47,304

Alberta Lenders/Khosla Term Loan

On January 26, 2012, we entered into a Loan and Security Agreement, which we refer to as the Loan and Security Agreement, with the Alberta Lenders and Khosla. Pursuant to the Loan and Security Agreement, the Alberta Lenders have made a term loan to us in the principal amount of $50 million and Khosla has made a term loan to us in the principal amount of $25 million, for a total of $75 million in principal amount, constituting the Loan Advance. At closing, we paid the Lenders a facility charge in an amount equal to 1% of the Loan Advance. The Loan Advance bears interest from the funding date at 16.00% per annum, which we refer to as the Loan Interest Rate.

We agreed to pay interest on the Loan Advance in arrears on the first day of each month, beginning March 1, 2012. We may elect payment of paid-in-kind interest, instead of cash interest, during the first twelve months during which the Loan Advance is outstanding. For paid-in-kind interest, the interest is added to the principal balance of the loan. We elected payment of paid-in-kind interest each month from March 1, 2012 through November 1, 2012. The paid-in-kind interest increased the Loan Advance balance by $7.5 million from inception of the loan to September 30, 2012.

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

We also agreed to pay the Lenders an end of term charge equal to the sum of $6,750,000 plus 9% of the aggregate amount of all interest paid-in-kind (instead of cash interest) upon the earlier to occur of the maturity of the Loan Advance, prepayment in full of the Loan Advance, or when the Loan Advance becomes due and payable upon acceleration. We are amortizing the end of charge term to interest expense and increasing the liability for the end of term charge over the life of the loan. We amortized approximately $1.5 million as of September 30, 2012, which is included in the principal balance of the loan.

Our obligations under the Loan and Security Agreement may be accelerated upon the occurrence of an event of default under the Loan and Security Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, cross-defaults, and a change of control default. In addition, we agreed to consummate the sale, in one or more transactions, of our equity securities with gross cash proceeds equal to at least $50 million on or before March 31, 2013, provided that we are not required to consummate such transactions so long as we maintain cash or liquid funds equal to at least six months of our projected cash

[28]

requirements in accounts subject to the Lenders’ security interest. We also agreed that we will not make capital expenditures with respect to our planned first standard production facility in Mississippi in excess of $25 million unless we have raised at least $100 million from the sale, in one or more transactions, of our equity securities (including the proceeds of the equity transactions referred to in the preceding sentence).

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

In addition, we may be obligated to issue each Lender one or more additional warrants to purchase shares of our Class A common stock if we elect payment of paid-in-kind interest on the outstanding principal balance of the Loan Advance for any month, which we refer to as the PIK Warrants. Except as described below, the number of shares of our Class A common stock underlying the PIK Warrants (assuming no net issuance) is an amount equal to 18% of the amount of interest paid-in-kind divided by the average closing price of our Class A common stock over the 5 consecutive trading days ending on, but excluding, the day such interest was due, which we refer to as the Average Market Price. The per share price of the PIK Warrants will be such Average Market Price. Notwithstanding the foregoing, the Average Market Price is less than $11.62 per share of our Class A common stock (subject to adjustment for stock splits, combinations and the like), which we refer to as the Warrant Floor Price, on the date the interest in kind on the outstanding principal balance of the Loan Advance is due and payable for such month, then (x) the initial per share exercise price for such PIK Warrant issued to such Lender shall be equal to the Warrant Floor Price and (y) the number of shares of Class A common stock underlying such PIK Warrant (assuming no net issuance) issued to such Lender shall be increased to a number of shares of Class A Common Stock (determined pursuant to the mutual agreement of us and such Lender) that would cause the fair market value of such PIK Warrant to be no less than the fair market value of the PIK Warrant that would have been issued had we issued such warrants with an exercise price equal to the Average Market Price. The PIK Warrants will be issued as partial consideration for the Lenders’ entry into the Loan and Security Agreement and will expire 7 years from the 18 month anniversary of the closing date of the Loan and Security Agreement. The number of shares for which each PIK Warrant is exercisable and the associated exercise price is subject to certain anti-dilution adjustments. Each PIK Warrant may be exercised by payment of the exercise price in cash or on a net issuance basis. The Initial Warrants and any PIK Warrants obligate us to file a registration statement on Form S-3 covering the resale of such warrants and the shares of our Class A common stock issuable upon exercise of such warrants as soon as reasonably practicable after we become eligible to use the Form S-3. We are currently discussing with the warrant holders the timing of such a registration statement. We elected payment of paid-in-kind interest at the first of each month from March 2012 through September 2012, which required us to issue warrants to purchase an aggregate of 157,092 shares of our Class A common stock at exercise prices ranging from $11.62 to $13.15 per share to the Lenders. Subsequent to September 30, 2012, we elected paid-in-kind interest on the first day of each month from October 2012 through November 2012, which required us to issue warrants to purchase an aggregate of 62,713 shares of our Class A common stock at an exercise price of $11.62 per share to the lenders.

Mississippi Development Authority Loan

In March 2011, KiOR Columbus entered into a loan agreement with the Mississippi Development Authority, or MDA, pursuant to which the MDA agreed to make disbursements to KiOR Columbus from time to time, in a principal amount not to exceed $75 million in the aggregate, to reimburse costs incurred by KiOR Columbus to purchase land, construct buildings and to purchase and install equipment for use in the manufacturing of our cellulosic gasoline and diesel from Mississippi-grown biomass. Principal payments on the loan are due semiannually on June 30 and December 31 of each year, commencing on December 31, 2012. On each such payment date, we are required to pay an amount equal to an amount sufficient to repay the total loan within (a) a period of time determined by the weighted-average life of the equipment being purchased with the proceeds thereof or (b) 20 years, whichever is sooner. In addition, we are required to pay the entire outstanding principal amount of the loan, together with all other applicable costs, charges and expenses no later than the date 20 years from the date of our first payment on the loan. The loan is non-interest bearing.

The loan agreement contains no financial covenants, and events of default include a failure by KiOR Columbus or the Company to make specified investments within Mississippi by December 31, 2015, including an aggregate $500.0 million investment in property, plant and equipment located in Mississippi and expenditures for wages and direct local purchases in Mississippi totaling $85.0 million. If an event of default occurs and is continuing, the MDA may accelerate amounts due under the loan agreement. The loan is secured by certain equipment, land and buildings of KiOR Columbus.

In 2011, we received all $75.0 million under the MDA loan to reimburse us for expenses incurred on the construction of our initial-scale commercial production facility located in Columbus, Mississippi.

The non-interest bearing component of the MDA loan was intended to incentivize us to design, construct and operate our initial-scale commercial production facility in Mississippi. We imputed interest on the Mississippi Development Authority Loan and determined the loan discount to be the difference between the face value of the loan and the discounted present value of the loan using an estimated market rate of 5.5%, with such rate based on interest bearing loans of a similar nature and terms. Of the $75.0 million in loan proceeds received, we estimated approximately $32.2 million was attributable to the non-interest bearing component of the loan. Consequently, we recorded a discount on the

[29]

Mississippi Development Authority Loan of $32.2 million and a reduction of the capitalized cost of the related assets for which we were reimbursed in the same amount. The loan discount is recognized as interest expense, subject to interest capitalization during the construction phase, using the effective interest method. As of September 30, 2012, $2.7 million of the loan discount had been recognized as interest expense and subsequently capitalized.

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

We agreed to pay the lender an end of term charge of $415,000, which consists of 7.5% of the original advances of $5.0 million, or $375,000, plus a $40,000 amendment fee we agreed to pay the lender on maturity date. We are amortizing the end of term charge and amendment fee over the life of the loan and included in interest expense on the Consolidated Statements of Operations. We amortized approximately $391,000 as of September 30, 2012, which is included in the principal balance of the loan. As of September 30, 2012, borrowings of approximately $2.1 million on Equipment Loan #1 were outstanding.

Equipment Loan #2 — On March 25, 2010, we entered into an equipment loan agreement with Silicon Valley Bank with total availability of $1.0 million, limited to two advances of at least $500,000 each. The full amount of the availability under the loan agreement was drawn down in a single advance of $1 million. The loan is payable monthly over a three-year period at an annual interest rate of 10%. The maturity date of the loan is May 2013. The loan is collateralized by the equipment purchased with the advances at a cost of approximately $1.3 million. As of September 30, 2012, borrowings of approximately $236,000 were outstanding under this loan.

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

Cash Flows

	Nine Months Ended September 30,
	2012	2011
Net cash used in operating activities	$(53,957)	$(37,598)
Net cash used in investing activities	$(70,631)	$(104,107)
Net cash provided by financing activities	$67,250	$242,578

Operating activities. Net cash used in operating activities for the nine months ended September 30, 2012 was $54.0 million compared to $37.6 million for the same period in 2011. Net cash used in operating activities for the nine months ended September 30, 2012 reflects net loss of $66.7 million partially offset by non-cash charges of $11.8 million and $1.0 million net change in our operating assets and liabilities. The non-cash charge of $11.8 million primarily consisted of $9.4 million in stock based compensation and $2.2 million in depreciation and amortization. The net change in operating assets and liabilities of $1.0 million consisted of a $2.3 million increase in accrued liabilities and a $1.5 million increase to accounts payable which was offset by a $2.6 million decrease to inventories and a $0.2 million decrease to prepaid expenses and other current assets. The net cash used in operating activities for the nine months ended September 30, 2011 reflects net loss of $49.1 million and a $1.9 million net change in our operating assets and liabilities partially offset by non-cash charges of $13.4 million. The net change in operating activities of $1.9 million for 2011 included a decrease in accounts payable of $2.3 million and a decrease in prepaid expenses of $1.0 million which was partially offset by an increase in accrued liabilities of $1.4 million. The non-cash charge of $13.4 million consisted of $6.9 million in derivative fair value adjustments for our convertible preferred stock warrants, $4.8 million of stock compensation expense, and $1.7 million in depreciation and amortization expense.

[30]

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2012 was $70.6 million compared to $104.1 million for the same period in 2011. During the nine months ended September 30, 2012 and 2011, the cash used in investing activities is primarily related to the construction of our initial-scale commercial production facility in Columbus, Mississippi, which we mechanically completed in April 2012 and finished commissioning in September 2012.

Financing Activities. Net cash provided by financing activities was $67.3 million for the nine months ended September 30, 2012 as compared to cash provided by financing activities of $242.6 million for the same period in 2011. The net cash provided by financing activities for the nine months ended September 30, 2012 was primarily attributable to net cash receipt from borrowings of approximately $75 million under our Loan and Security Agreement that we closed in January 2012. The increase was partially offset by us using a portion of the borrowings under the Loan and Security Agreement to pay-off the Business Loan in January 2012. The outstanding principal balance and accrued end of term charge that we paid-off was approximately $6.4 million. Net cash provided by financing activities for the nine months ended September 30, 2011 was primarily attributed to net proceeds from our initial public offering of $148.6 million, $55.0 million from the issuance of our Series C convertible preferred stock, and $39.4 million borrowings under the MDA loan.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of September 30, 2012, our investment portfolio consisted primarily of money market funds. Due to the short-term nature of our investment portfolio, our exposure to interest rate risk is minimal.

Foreign Currency Risk

Prior to December 31, 2010 we incurred certain operating expenses in currencies other than the U.S. dollar in relation to our subsidiary located in the Netherlands and, therefore, were subject to volatility in cash flows due to fluctuations in exchange rates between the U.S. Dollar and the Euro. This subsidiary was liquidated in June 2012.

Item 4. Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012 to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

[31]

There was no change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

[32]

PART II. Other Information

ITEM 1. Legal Proceedings

We are not a party to any material litigation or proceeding and are not aware of any material litigation or proceeding, pending or threatened against us.

ITEM 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, except as provided below.

We will need substantial additional capital in the future in order to meet our ongoing operating and other costs, expand our business, and meet our debt service obligations.

We require substantial additional capital to meet our ongoing overhead and other operating costs, grow our business, particularly as we continue to design, engineer and construct our commercial production facilities, meet our debt service obligations and pay other costs, including payments due at maturity of our borrowings. The extent of our need for additional capital will depend on many factors, including the amounts necessary to fund startup of the Columbus, Mississippi production facility, the funds necessary to cover the front-end capital expenditures for our planned first standard commercial production facility in Mississippi, and the funds necessary to meet any related equity contribution requirements or debt service obligations, whether we succeed in producing cellulosic gasoline and diesel at commercial scale, our ability to control costs, the progress and scope of our research and development projects, the effect of any acquisitions of other businesses or technologies that we may make in the future and the filing, prosecution and enforcement of patent claims.

As of September 30, 2012, we have aggregate indebtedness of $171.9 million. On December 31, 2012, we must begin making semi-annual payments of $1.9 million under our MDA loan until maturity. On August 1, 2013, we must begin making payments of principal and accrued interest of approximately $3.5 million per month in cash on our term loan with Khosla and the Alberta Lenders over the course of 30 months.

We had $74.3 million of cash and cash equivalents as of September 30, 2012. Even if we do not proceed with our first standard commercial production facility in Mississippi, we expect we will need to obtain external financing in 2013 to meet our cash requirements, including our debt service obligations, principal payments on our loans, overhead and other operating costs for the next 12 months from September 30, 2012. Future financings that involve the issuance of equity securities would cause our existing stockholders to suffer dilution. In addition, debt financing sources may be unavailable to us, may be expensive and any debt financing may subject us to restrictive covenants that limit our ability to conduct our business or otherwise be on unfavorable terms. Also, all or substantially all of our assets are pledged as security for borrowings under the Loan and Security Agreement, which may limit our ability to raise additional debt financing. We may be unable to raise sufficient additional funds on acceptable terms, or at all. If we are unable to raise sufficient funds, our ability to fund our operations, continue our current business plan, comply with debt covenants, take advantage of strategic opportunities, develop products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay the construction of commercial production facilities, delay, scale back or terminate research or development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or grant licenses on terms that are unfavorable to us. If adequate funds are unavailable, we will be unable to execute successfully our business plan or to continue our business. In addition, we have significant indebtedness that is secured by all of our assets. In the event of a default on our debt, our lenders could foreclose on our assets. If that were to occur, our operations would be severely jeopardized, if not entirely curtailed.

We have a history of net losses, and we expect significant increases in our costs and expenses to result in continuing losses as we seek to commercialize our cellulosic gasoline and diesel.

We have incurred substantial net losses since our inception, including net losses of $66.7 million for the nine months ended September 30, 2012 and $64.1 million, $45.9 million and $14.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. We expect these losses to continue. As of September 30, 2012, we had an accumulated deficit of $197.1 million. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including our research and development expenses, continued testing and development at our pilot and demonstration units and engineering and design work and construction of our planned commercial production facilities. As noted above, we also expect our cash requirements to meet our debt service obligations and other costs related to our borrowings to increase beginning on December 31, 2012. As of September 30, 2012, we have not yet commercialized our cellulosic gasoline and diesel nor have we generated any revenue. We cannot assure you that we will ever achieve or sustain profitability on a quarterly or annual basis.

We have significant indebtedness which is secured by all of our assets, which may limit cash flow available to invest in the ongoing needs of our business and may negatively impact our ability to expand our business.

As of September 30, 2012, we had approximately $161.4 million principal amount of debt outstanding. This consists of:

•	$84 million principal amount of debt outstanding under our January 2012 loan;

[33]

•	$75.0 million under our loan with the MDA;

•	$ 2.2 million under our equipment loan agreement with Lighthouse Capital Partners VI, L.P.;

•	$ 0.2 million under our equipment loan agreement with Silicon Valley Bank.

Our January 2012 loan is secured by all of our assets, including our intellectual property assets. Our MDA loan is secured by certain equipment, land and buildings of KiOR Columbus and is guaranteed by us in full. Our loan with Lighthouse Capital Partners VI, L.P. is collateralized by certain of our production pilot unit, lab equipment and office equipment valued at approximately $5.0 million. Our loan with Silicon Valley Bank is collateralized by the equipment purchased at a cost of approximately $1.3 million.

In addition, the terms of our debt facilities impose certain obligations and limitations on our future activities, which include:

•

A requirement under our January 2012 loan that we raise at least $100 million from sales of our equity securities before we make capital expenditures exceeding $25 million on our planned first standard commercial production facility in Mississippi;

•

A requirement under our January 2012 loan to consummate the sale, in one or more transactions, of our equity securities with gross cash proceeds equal to at least $50 million on or before March 31, 2013, provided that we are not required to consummate such transactions so long as we maintain cash or liquid funds equal to at least six month of our projected operating cash requirements in accounts subject to the Lenders’ security interest; and

•

Requirements under our MDA loan to make a $500.0 million investment in property, plant and equipment located in Mississippi and expenditures for wages and direct local purchases in Mississippi totaling $85.0 million.

The terms of our MDA and January 2012 loans permit us to defer principal and/or interest payments for a period of time. On December 31, 2012, we must begin making principal payments on our MDA loan semi-annually on December 31 and June 30 of each year until maturity. On August 1, 2013, we must begin making payments of principal and accrued interest in cash on our loan with the Alberta Lenders and Khosla.

Our business plan also contemplates that we will need to raise additional funds to build our planned standard commercial production facilities and subsequent facilities, continue the development of our technology and products, commercialize any products resulting from our research and development efforts and satisfy our debt service obligations. Even if we do not proceed with our first standard commercial production facility in Mississippi, we expect we will need to obtain external financing in 2013 to meet our cash requirements and we currently have no committed sources of external financing. Our leverage could have significant adverse consequences, including:

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

We may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt. In addition, a failure to comply with the covenants under our existing debt instruments could result in an event of default. Furthermore, there are cross-default provisions in certain of our existing debt instruments such that an event of default under one agreement or instrument could result in an event of default under another. If an event of default resulted in the acceleration of all of our payment obligations under our debt instruments as of October 31, 2012, we would be required to pay our lenders an aggregate of $171.9 million. In the event of an acceleration of amounts due under our debt instruments as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interests in the collateral securing such indebtedness. Because of the covenants under our existing debt instruments and the pledge of our existing assets as collateral, we have a limited ability to obtain additional debt financing.

We are vulnerable to disruptions to our renewable fuel production operations, because all our production operations exist in a single first-of-kind facility.

                Because all of our production operations exist in a single facility, significant and prolonged disruptions at the facility would have a material adverse effect on our business, financial condition and results of operations. Our initial-scale commercial production facility in Columbus, Mississippi is our only existing production facility. We are in the start-up phase at this first-of-kind facility, and the facility has not produced any cellulosic gasoline or diesel nor generated any revenues. During the start-up phase we expect to experience many start-ups and shutdowns that will disrupt and delay our production activities for significant time periods. We do not know when or if we will complete the start-up phase. Even if we achieve steady-state operations at the facility, we will be required to perform periodic maintenance and turnarounds at the facility. All or a significant portion of the facility may be disrupted during maintenance or a turnaround. These disruptions will make any future revenue and cash flows unpredictable.

Our operations also may be disrupted by external events such as an interruption of electricity, natural gas, water treatment or other utilities. Other potentially disruptive events include natural disasters, severe weather conditions, workplace or environmental accidents, mechanical failure, fires, explosions, interruptions of supply, work stoppage, losses of permits or authorizations or acts of terrorism. Some of these events can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Further, we conduct our Columbus, Mississippi operations in a first-of-kind facility and our employees have limited experience operating the facility. We can provide no assurance that we will not incur losses related to these or other events beyond the limits or outside the coverage of our insurance policies. Further, disruptions to our operations could have a material adverse affect on our business and results of operations during the period of time that the facility is not operating.

[34]

Operations may also be disrupted by external factors such as an interruption of electricity, natural gas, water treatment or other utilities. Other potentially disruptive factors discussed elsewhere in these risk factors include natural disasters, severe weather conditions, workplace or environmental accidents, interruptions of supply, work stoppage, losses of permits or authorizations or acts of terrorism. Disruptions to our operations could have a material adverse affect on our business and results of operations during the period of time that the facility is not operating.

We may be unable to obtain regulatory approval for the registration of our products as cellulosic biofuel under applicable regulatory requirements. The denial or delay of any of such approvals could delay our commercialization efforts and adversely impact our potential customer relationships, business and results of operations.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

We elected payment of paid-in-kind interest under our Loan and Security Agreement on the dates listed below, which required us to issue warrants to the Lenders to purchase shares of our Class A common stock in the following amounts at the following exercise prices:

Date Issued	Numbers of Underlying Shares	Exercise Price
July 1, 2012	22,425	$11.62
August 1, 2012	26,520	$11.62
September 1, 2012	28,851	$11.62
October 1, 2012	23,550	$11.62
November 1, 2012	39,163	$11.62

Each of the warrants was exercisable in full on the date of grant and expires in July 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Alberta Lenders/Khosla Term Loan” in Item 2 of Part I of this Quarterly Report.

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

Use of Proceeds from Public Offering of Class A Common Stock

Our initial public offering of Class A common stock was effected through a Registration Statement on Form S-1 (File No. 333-173440), which we refer to as the Registration Statement, that was declared effective by the SEC on June 23, 2011. The net offering proceeds to us were approximately $148.6 million. Of the net proceeds, as of September 30, 2012, we estimate that $80 million have been used for general corporate purposes, front-end engineering for our first planned standard commercial production facility in Mississippi, and start-up costs for our initial-scale commercial production facility in Columbus, Mississippi that was mechanically completed in April 2012 and finished commissioning in September 2012, and $13 million was used to expand our demonstration unit, pilot plant and construct other infrastructure assets in Pasadena, Texas. In addition to the uses described in the Registration Statement, as of September 30, 2012, we have used approximately $49.2 million of the net offering proceeds to fund additional costs incurred during the nine months ended September 30, 2012 relating to our Columbus project comprised of scope changes, expediting costs, and, to a lesser extent, cost increases. At September 30, 2012, the remaining net proceeds were invested in short-term, interest-bearing investment grade securities.

[35]

ITEM 6. Exhibits

See the Exhibit Index accompanying this Quarterly Report, which is incorporated by reference herein.

[36]

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KiOR, Inc.
By:	/s/ John H. Karnes
John H. Karnes
Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2012

[37]

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2012 and September 30, 2011, (iii) Condensed Consolidated Statements of Convertible Preferred Stock, Stockholders’ Equity (Deficit) and Accumulated Comprehensive Loss for the nine months ended September 30, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

[38]