Form 10-K
period 2012-12-31
Kior Inc
filed 2013-03-18
CIK 1418862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last reported trading price of the registrant’s common stock on the NASDAQ Global Select Market on that date, was approximately $79.8 million.

There were 53,271,719 and 52,510,301 shares of the registrant’s Class A and Class B common stock, respectively, outstanding on March 11, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2013 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year, which we refer to as the Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs.

In particular, forward-looking statements in this Annual Report include statements about:

•	our ability to obtain additional debt and/or equity financing on acceptable terms, if at all;

•	the sufficiency of our cash to meet our liquidity needs;

•	the timing of and costs related to steady-state operations at our initial scale commercial production facility in Columbus, Mississippi;

•	our ability to continuously operate our facilities without delay or shutdowns;

•	the timing of and costs related to commencement of production and generation of revenues at our initial scale commercial production facility;

•	the timing of and costs related to the construction and commencement of operations at our planned standard commercial production facility;

•	the accuracy of our estimates regarding expenses, construction costs, future revenue and capital requirements;

•

the expected production costs of our cellulosic gasoline, diesel and fuel oil, including our ability to produce cellulosic gasoline and diesel without government subsidies and on a cost-effective basis;

•	the anticipated performance attributes of our cellulosic gasoline, diesel and fuel oil;

•	our projected yield for our fuels produced by our catalyst platform;

•	achievement of advances in our technology platform and process design, including improvements to our yield;

•	our ability to produce cellulosic gasoline and diesel at commercial scale;

•	our ability to obtain feedstock at commercially acceptable terms;

•	our ability to locate production facilities near low-cost, abundant and sustainable feedstock;

•	the future price and volatility of petroleum-based products and competing renewable fuels and of our current and future feedstocks;

•	government policymaking and incentives relating to renewable fuels;

•	our ability to obtain and retain potential customers for our cellulosic gasoline, diesel and fuel oil; and

•	our ability to hire and retain skilled employees.

These forward-looking statements are subject to a number of important risks, uncertainties and assumptions. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. The following important factors, among others, could cause actual results to differ materially and adversely from those contained in forward-looking statements made in this Annual Report: our ability to raise additional capital in order to fund our current operations and expand our business; the availability of cash to invest in the ongoing needs of our business; our ability to successfully commercialize our cellulosic gasoline, diesel and fuel oil; our ability to effectively scale our proprietary technology platform and process design; the cost of constructing, operating and maintaining facilities necessary to produce our cellulosic gasoline, diesel and fuel oil in commercial volumes; the ability of our initial-scale commercial production facility, in which we are in the start-up phase, to satisfy the technical, commercial and production requirements under offtake agreements relating to the sale of cellulosic gasoline, diesel and fuel oil; market acceptance of our cellulosic gasoline, diesel and fuel oil; the ability of our initial-scale commercial production facility to produce fuel on time and at expected yields; and our ability to obtain and maintain intellectual property protection for our products and processes, as well as other risks and uncertainties described in “Risk Factors” in Item 1A of Part I and elsewhere in this Annual Report. Moreover, we operate in a competitive and rapidly changing environment in which new risks emerge from time to time. It is not possible for our management to predict all risks.

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

References

Unless the context requires otherwise, references to “KiOR,” “we,” “the Company,” “us” and “our” in this Annual Report on Form 10-K refers to KiOR, Inc., and its Subsidiaries.

PART I

ITEM 1. Business

Overview

We are a next-generation renewable fuels company, producing cellulosic gasoline and diesel from abundant non-food biomass. While other renewable fuels are derived from soft starches, such as corn starch or cane sugar, for ethanol, or from soy and other vegetable oils for biodiesel, cellulosic fuel is derived from lignocellulose found in wood, grasses and the non-edible portions of plants. We have developed a two-step proprietary technology that converts non-food lignocellulose into cellulosic gasoline and diesel that can be transported using the existing fuels distribution system for use in vehicles on the road today.

Our mission is to produce cellulosic gasoline and diesel in a profitable yet sustainable manner. Our strategy is generally predicated on feedstock sources consisting of unirrigated biomass sources that can be harvested on a sustainable basis on non-food or degraded lands in rural areas where our investment will result in new jobs and economic revitalization.

In April 2012, we mechanically completed our initial-scale commercial production facility in Columbus, Mississippi. This first facility is designed to produce up to 13 million gallons of cellulosic diesel and gasoline per year. During the fourth quarter of 2012, we successfully commissioned our proprietary biomass fluid catalytic cracking, or BFCC, operation, and produced our first “on spec” cellulosic intermediate oil in limited quantities. The BFCC process is designed to operate at moderate temperatures and pressures to convert biomass in a matter of seconds into the cellulosic crude oil that can be processed using standard refining equipment into our cellulosic gasoline and diesel. Subsequent to year end, we successfully commissioned the plant’s hydrotreater and fractionation units, and began our first cellulosic diesel shipments in March 2013. We expect that our revenues from sales of cellulosic gasoline and diesel and RINs will be limited and unpredictable, at least in the near term, as we continue in the start-up phase at our initial-scale commercial production facility.

We currently intend to begin construction of our first standard commercial production facility in Natchez, Mississippi in the second half of 2013, subject to our ability to raise capital. We are designing our Natchez facility to produce up to 40 million gallons of cellulosic diesel and gasoline per year, approximately three times the amount of our Columbus facility. We believe the Natchez facility will be the model for our standard commercial facilities in order to take advantage of economies of scale.

We are fundamentally different from traditional oil and biofuels companies. Unlike traditional oil companies, our processes are designed to generate hydrocarbons from renewable sources rather than depleting fossil fuel reserves. At the same time, we differ from most traditional biofuels companies because our end products are fungible hydrocarbon-based gasolines and diesels that can be used as components in formulating finished gasoline and diesel fuels, rather than alcohols or fatty acid methyl esters, or FAME, such as ethanol or biodiesel. As compared to ethanol, we expect that the energy density of one gallon of our cellulosic gasoline and diesel will equate to 1.5 and 1.7 gallons of ethanol equivalent, or GEEs, respectively. Until recently, we have focused our efforts on research and development and the construction of our Columbus facility. While we have begun our first cellulosic diesel shipments, we are still classified as a development stage enterprise and have experienced net losses since inception. However, we hope to use our proprietary technology platform and our planned expansion to our standard commercial facilities to provide new domestic sources of liquid transportation fuels — sustainably — using a variety of renewable natural resources to help further energy independence and reduce greenhouse gas emissions.

Based on the technological and operational milestones we have achieved to date and our current projections, we believe that if we are able to commence commercial production at our planned Natchez facility during 2015, we will be able to produce our cellulosic gasoline and diesel without government subsidies on a cost-competitive basis with their petroleum-based counterparts at current market pricing. We believe that our new catalyst platform can produce a yield of 72 gallons of fuel per bone dry ton of biomass, or BDT, when implemented at our planned Natchez facility, which we believe would allow us to produce our cellulosic gasoline and diesel as of this filing date at a per-unit unsubsidized production cost below $1.80 per gallon. This unsubsidized production cost equates to less than $550 per metric ton, $0.50 per liter and $1.10 per gallon of ethanol equivalent. This per-unit cost assumes a price of $67 per BDT for woody biomass consisting of a combination of softwood and hardwood and excludes costs of financing and facility depreciation. Over time, we expect to improve our overall process yield by enhancing our technology and to significantly reduce our feedstock costs by using lower grade forestry residual and, in the longer term, other biomass feedstocks. In 2012, the average U.S. Gulf Coast spot prices for traditional petroleum-based gasoline and ultra-low sulfur diesel were $2.81 and $3.05 per gallon, respectively. For 2012, average market prices for corn ethanol, biodiesel and sugarcane ethanol were $2.29, $4.36 and $2.79 per gallon, respectively.

We believe that the solution to the world’s growing transportation fuel demands must be:

•

Real. Our technology produces high-quality cellulosic gasoline and diesel that are true hydrocarbons similar to their traditional petroleum-based counterparts and that we believe will “drop in” to the existing transportation fuels infrastructure for use in vehicles on the road today. Our cellulosic gasoline and diesel can be used as components in formulating a variety of finished diesel and gasoline meeting ASTM International specifications. Our gasoline and diesel is not ethanol or FAME biodiesel, which generally are subject to blending limits and must be transported separately from traditional hydrocarbon-based gasoline and diesel products and stored separately at terminals.

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

•

Repeatable. We plan to employ a common design template for our standard commercial production facilities that can be replicated in numerous locations with abundant and sustainable non-food feedstock in the southeastern United States and elsewhere. We believe that this “copy exact” design will help us to reduce our capital costs, implement learned best practices and facilitate rapid deployment of new production facilities.

Our biomass-to-cellulosic fuel technology platform combines our proprietary catalyst systems with well-established fluid catalytic cracking, or FCC, processes that have been used in crude oil refineries to produce gasoline for decades. This BFCC process operates at moderate temperatures and pressures to convert biomass in a matter of seconds into the cellulosic crude oil that can be processed using standard refining equipment into our cellulosic gasoline and diesel.

We were incorporated in Delaware and commenced operations in July 2007. Since our inception, we have operated as a development stage company, performing extensive research and development to develop, enhance, refine and commercialize our biomass-to-cellulosic fuel technology platform.

Additional financial information regarding our operations and assets is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II, and Note 5 of our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Our Market

The global transportation fuels market represents one of the world’s largest markets at over $2 trillion. According to the U.S. Energy Information Administration, or EIA, in 2011, there was a 134 billion gallon market for gasoline and a 53 billion gallon market for diesel in the United States alone. We expect our cellulosic gasoline and diesel to have “drop in” compatibility with traditional hydrocarbons, unlike conventional biofuels such as FAME diesel, corn ethanol and sugarcane ethanol.

In addition to the demand for our fuels in the general transportation fuels market, market trends specific to renewable fuels also create a specific demand for our cellulosic gasoline and diesel due to its renewable nature. First, our domestic production of cellulosic gasoline and diesel supports Congressional goals expressed in the Energy Independence and Security Act of 2007, or EISA, of greater energy independence and security, and increased production of clean renewable fuels domestically. Second, we expect that there will be demand for our cellulosic gasoline and diesel due to its environmental benefits, particularly its significant reduction of direct lifecycle greenhouse gas emissions compared to the fuels they displace. Furthermore, our fuels are produced using non-food feedstocks thereby avoiding concerns over diversion of food supplies to fuel production that affect some other biofuel producers. Finally, the renewable nature of our cellulosic gasoline and diesel also allows us to benefit from certain government programs and incentives. The RFS2 program, as updated by EISA, requires the use of various categories of renewable biofuels, which are listed in the chart below. Renewable Identification Numbers, or RINs, are assigned to each gallon of renewable fuel. The number of RINs per gallon is defined by the fuel’s Equivalence Value, or EV, a value that compares the fuel’s energy content relative to corn ethanol.

Under RFS2, a renewable fuel must reduce direct lifecycle greenhouse gas emissions by at least 20%, an advanced biofuel must reduce lifecycle greenhouse gas emissions by at least 50%, a biomass-based diesel must reduce lifecycle greenhouse gas emissions by at least 50% and a cellulosic biofuel must reduce lifecycle greenhouse gas emissions by at least 60%.

Our cellulosic diesel and gasoline qualifies as cellulosic biofuel under RFS2. We expect that our cellulosic gasoline and diesel will have EVs of 1.5 and 1.7, respectively, resulting in an equivalent number of RINs per gallon. We expect that this designation, together with the higher energy content of our cellulosic gasoline and diesel compared to ethanol, will make our products attractive to fuel producers because they can be used to satisfy specific volume requirements for cellulosic biofuel, as well as the volume requirements for both advanced biofuel and renewable fuel under RFS2. This provides cellulosic biofuel producers like our company an opportunity to compete with producers of advanced biofuel and other renewable fuel, but not vice versa. Accordingly, the potential size of the mandated market for cellulosic biofuel in 2022 under RFS2 encompasses the 36.0 billion gallon mandate for all renewable fuels, which includes the 21.0 billion gallon mandate for advanced biofuel, which also includes the 16.0 billion gallon mandate for cellulosic biofuel. Under the EISA mandates, by 2022 renewable fuels are expected not only to make up an increasing percentage of liquid transportation fuels in the United States, but also are expected to contribute to a 15% reduction in net imports of crude oil from 2009 levels. At 2012 average per gallon market prices of $2.29 for ethanol as renewable fuel pricing, $2.79 for sugarcane ethanol as advanced biofuel pricing, $4.36 for biodiesel as biomass-based diesel pricing and $0.78 cellulosic waiver as the premium to advanced biofuels, the 36.0 billion gallon RFS2 mandated market for 2022 would be worth approximately $105.7 billion. Additional renewable fuels mandates exist in Europe and other countries with varying mandates and volume requirements for premium renewable fuels.

Our Competitive Strengths

We believe that our business benefits from a number of competitive strengths, including the following:

•

Our cellulosic gasoline and diesel are hydrocarbons we believe are compatible with the existing transportation fuels infrastructure. Unlike other renewable fuels such as ethanol, which is alcohol-based, or biodiesel, which is composed of fatty acids, our cellulosic gasoline and diesel are compatible hydrocarbons that we believe can “drop in” to the existing petroleum-based transportation fuels infrastructure. In addition, due to the higher energy content of our cellulosic gasoline and diesel compared to ethanol, we believe that our products could sell at a premium to ethanol. Currently, we expect to compete in the mandated renewable fuels market against corn ethanol, sugarcane ethanol and biodiesel and in the general market for gasoline and diesel fuels.

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

•

Our technology is feedstock flexible, and we have identified low-cost, abundant and sustainable feedstock. Our technology platform is feedstock flexible and has been successfully tested on a variety of biomass. We believe that our feedstock flexibility will allow us to use the most cost-effective feedstock or combination of feedstocks at a given location. We have selected woody biomass consisting of a combination of softwood and hardwood as our primary feedstock because of its abundant supply in the southeastern United States. This non-food feedstock has a low cost relative to other traditional renewable biomass and a long lifecycle that we believe significantly dampens price volatility compared to seasonal feedstocks that depend more on weather and other short-term supply and demand dynamics. We expect that our ability to use logging slash, branches and bark will enable us to lower our feedstock costs.

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

Our Strategy

Our strategy is to leverage our proprietary technology platform to produce cellulosic gasoline and diesel at prices that are competitive with their petroleum-based counterparts. Key elements of our strategy include the following:

•

We have adopted a build, own and operate strategy. We plan to build, own and operate our commercial production facilities in the United States. We began cellulosic diesel shipments from our initial-scale commercial production facility in Columbus, Mississippi in March 2013. We designed our Columbus facility to produce up to 13 million gallons of cellulosic gasoline and diesel per year. We intend to begin construction of our first standard commercial production facility in Natchez, Mississippi during the second half of 2013, subject to our ability to raise additional capital. We are designing our Natchez facility to produce up to 40 million gallons of cellulosic gasoline and diesel per year. Thereafter, we intend to expand our operational footprint with additional standard commercial units planned initially throughout the Southeast, with longer term plans to expand nationally and internationally.

•

We plan to deploy production facilities using “copy exact” principles. As discussed above, we designed our initial-scale commercial production facility to produce up to 13 million gallons of cellulosic gasoline and diesel annually and we are designing our subsequent standard commercial production facilities to produce up to 40 million gallons of cellulosic gasoline and diesel annually. We plan to employ a common design template that can be replicated for our subsequent standard commercial production facilities. Utilizing learning from our initial commercial production facilities, we plan to deploy a “copy exact” strategy of standardized designs to reduce our capital costs, implement best practices, reduce operating costs, increase personnel flexibility and facilitate fast deployment of new production facilities.

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

•

We intend to maximize our feedstock flexibility and reduce costs. Our technology platform is feedstock flexible and has been successfully tested on a variety of biomass. We plan to reduce our feedstock costs by increasing our use of lower grade woody biomass, such as logging slash, branches and bark, at our planned commercial production facilities. Longer term, we believe that the flexibility of our proprietary catalyst systems will enable us to co-feed many of our production facilities with a variety of other types of renewable cellulosic biomass, including other woody biomass (such as poplar and eucalyptus tree chips), agricultural residues (such as sugarcane bagasse), and energy crops (such as sorghum, switchgrass and miscanthus). We believe that our feedstock flexibility will allow us to expand the geographic scope of our business, identify locations with proximity to multiple feedstocks and use the most cost-effective feedstock or combination of feedstocks at a given location.

•

We intend to leverage our technology and expertise to increase our yields and the efficiency of our process. We have focused on enhancing our proprietary technology and processes through each stage of development. This effort focuses on continuously improving our proprietary catalyst systems, optimizing the reactor design and operating conditions and enhancing our processing technology. We believe our new catalyst platform can produce a yield of 72 gallons per BDT when implemented at our planned first standard commercial production facility in Natchez, Mississippi. Furthermore, our research and development efforts are focused on increasing this yield to approximately 92 gallons per BDT. We believe that as we operate our Columbus facility and build and operate standard commercial production facilities, we will also be able to realize operational efficiencies and reduce our production costs on a per-unit basis.

•

We believe that we will be able to compete with petroleum-based transportation fuels. Over time, our goal is to achieve commercial viability without reliance on government incentives, mandates or tariffs. Although we benefit from mandated policies such as RFS2, we expect that our standard commercial production facilities will be able to produce our cellulosic gasoline and diesel on a cost-competitive basis with existing petroleum-based competitors without government subsidies at current pricing. We also expect to be able to compete in non-mandated international transportation fuels markets, as well as mandated international transportation fuels markets, such as the European biodiesel market, that have historically commanded higher prices per gallon.

•

We plan to expand internationally through a variety of structures. Over time, we intend to expand internationally through direct operations and joint venture structures. We are currently exploring opportunities to expand internationally in countries with abundant, sustainable, non-food feedstocks available at costs lower than or competitive with domestic feedstocks.

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

Our Technology

We have developed a proprietary catalytic process that allows us to produce cellulosic gasoline and diesel from lignocellulosic biomass. Our cellulosic gasoline and diesel are true hydrocarbon fuels which are similar to their traditional petroleum-based counterparts. Our biomass-to-cellulosic fuel technology platform combines our proprietary catalyst systems with FCC processes that have been used in crude oil refineries to produce gasoline for over 60 years. Our BFCC process operates at moderate temperatures and pressures to convert biomass in a matter of seconds into a cellulosic crude oil that we can refine using standard refining equipment into our cellulosic gasoline and diesel. The following diagram illustrates how our BFCC process works:

Our process begins with harvested forestry residuals or other biomass which is delivered to our facility. The biomass is sized and dried before it is fed into our BFCC reactor through our proprietary biomass feed system. Once inside our reactor, the biomass interacts with our proprietary catalyst. Our catalyst vaporizes the biomass and effects chemical reactions designed to target specific hydrocarbon molecules.

When the catalyst and vapor exit the reactor, the catalyst is stripped from the vapor which is then condensed and separated with KiOR’s proprietary technology into cellulosic crude oil, water and light gases. The crude oil proceeds to the hydrotreating unit to be refined into gasoline, diesel and fuel oil. The water and light gases are diverted to a cogeneration unit where they are used to produce steam to generate sufficient electricity to power the facility. The catalyst is recovered, regenerated by combusting the product coke deposited during the initial reaction, and is recycled back into the reactor where it once again interacts with incoming biomass. This regeneration step creates a loop that is standard in FCC.

In the hydrotreating unit, our renewable crude oil undergoes a reaction with hydrogen, which is standard in refining operations around the world, to remove residual oxygen and render a true hydrocarbon liquid product which can be fractionated into naphtha, kerosene, and distillate ranges with common distillation technology. We have proven our ability to optimize the gasoline output component from 37% to 61%, the diesel output component from 31% to 55% and the fuel oil output component from 8% to 9% of the total liquid product. The focus of our commercialization efforts are with respect to our gasoline and diesel.

Unlike other renewable fuels production processes that typically produce alcohols such as ethanol or fatty acid methyl esters such as biodiesel, KiOR’s BFCC process produces true hydrocarbon gasoline and diesel that is similar to the fossil fuels produced from petroleum in the conventional refining process, with similar performance and energy characteristics but with an over 60% reduction in life cycle greenhouse gas emissions.

Our Commercial Development

After an initial research and development effort, we successfully converted biomass into a cellulosic crude oil in a laboratory program that validated the technical feasibility of our BFCC process. Building on the success of this program, we constructed a pilot unit outside of Houston, Texas in March 2009 to continue developing and validating our technology. In March 2010, we commenced operation of a larger demonstration unit, which we refer to as our Demo facility, also outside Houston that is designed to produce up to 15 barrels per day, representing a 400-times scale-up from our pilot unit. Using a combination of our Demo facility and third-party facilities, we have over 41,000 hours of successful cellulosic fuel manufacturing experience involving the hydrotreating process.

In April 2012, we mechanically completed our initial-scale commercial production facility in Columbus, Mississippi. This facility is designed to produce up to 13 million gallons of cellulosic diesel and gasoline per year, roughly 50 times the amount of our Demo facility. During the fourth quarter of 2012, we successfully commissioned our proprietary BFCC operation, and produced our first “on spec” cellulosic intermediate oil in limited quantities. Subsequent to year end, we successfully commissioned the plant’s hydrotreater and fractionation units, and began our first cellulosic diesel shipments in March 2013. We expect that our revenues from sales of cellulosic gasoline and diesel and RINs will be limited and unpredictable, at least in the near term, as we continue in the start-up phase at our initial-scale commercial production facility.

We currently intend to construct our planned first standard commercial production facility in Natchez, Mississippi beginning in the second half of 2013, subject to our ability to raise additional capital. This facility is being designed to produce up to 40 million gallons of cellulosic diesel and gasoline per year, approximately three times the amount of our Columbus facility, in order to take advantage of economies of scale. Our design plan for these standard commercial production facilities, subject to our ability to raise sufficient capital, to utilize a centralized hydrotreating facility rather than dedicated, standalone hydrotreaters such as the one constructed at our Columbus facility. By employing larger plant designs and shared hydrotreating facilities, we expect to be able to more effectively allocate our fixed costs and stage our capital program to reduce the capital intensity of our commercial expansion. We estimate that the construction costs for each of our standard commercial production facilities will average approximately $350 million, depending on each facility’s specific design requirements. Our two-train centralized hydrotreaters will be constructed in phases, with each train expected to support up to two standard commercial production facilities. We estimate that construction costs for our hydrotreaters will average approximately $110 million per train. By staging the expansion of our standard commercial facilities in discrete facility-by-facility projects that are independently viable, we believe that we will have flexibility to plan our growth in response to capital availability and market conditions. Please read “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Annual Report on Form 10-K.

Through each stage of development, we have focused on improving our technology platform to maximize overall yields. Our research efforts have focused on developing our proprietary catalyst systems, optimizing the reactor design and operating conditions. We believe our new catalyst platform can produce a yield of 72 gallons per BDT when implemented at our planned first standard commercial production facility in Natchez, Mississippi. Our research and development efforts are focused on increasing this yield to approximately 92 gallons per BDT.

Our Feedstock Strategy

Our technology platform is feedstock flexible and has been successfully tested on a variety of biomass. We intend to use a combination of woody biomass feedstock that will vary based on relative abundance and availability. We believe that this flexibility will enable sustainability and price stability for our feedstock. This non-food feedstock has a low cost relative to traditional renewable feedstocks and a long lifecycle that we believe significantly dampens price volatility compared to seasonal feedstocks that depend more on weather and other short-term supply and demand dynamics.

Aggressive planting of fast-growing pine plantations by forest products companies and private timberland owners in the late 1980s and 1990s due to state and federal incentives, combined with the closings of paper mills in this region, has resulted in a surplus of plantation pine, bottomland hardwood and significant logging capacity. Using hardwood in addition to pine offers more feedstock flexibility. Additionally, hardwood harvesting generates more volume of logging residue compared to pine. Based on data from the USDA Forest Service from 2005 to 2008, there was an estimated 18% surplus of softwood in the South, over 95% of which is Southern Yellow Pine. Adding hardwood species to the feedstock mix further increases the total amount of surplus feedstock available. The aggregate surplus represents an excess supply of over 60,000 BDT per day, which we believe far exceeds what is necessary to execute our initial commercialization plan. Each of our planned standard commercial production facilities is expected to use 1,500 BDT per day, or approximately 500,000 BDT per year.

We plan to reduce our feedstock costs by increasing the use of lower grade woody biomass, such as logging slash, branches and bark, at our commercial production facilities. Over time, we also plan to explore co-feeding other types of renewable cellulosic biomass, including, agricultural residues (such as sugarcane bagasse), and energy crops (such as switchgrass and miscanthus). Ideal crops vary by region and climate. For example, certain energy crops like sorghum are more appropriate in drier regions with low rainfall, while others like miscanthus are higher yielding but also require more rain and may be sensitive to cold; however, both offer significant opportunities for per-acre yield improvements. Over time, we expect to investigate a variety of feedstock opportunities in other parts of the United States and in Canada, Brazil and other international locations. We currently intend to emphasize non-food, rain-fed feedstocks to minimize the environmental impact and water use from irrigation. We generally expect the feedstocks we use to be grown on land that is not in use for food production. In the long term, we believe that crops will be developed for marginal or degraded lands that can no longer be used for economic food production. We believe millions of acres of agricultural lands previously used for food production have been degraded. In addition, a DOE study in 2005 estimated that in the United States alone, almost a billion tons of unutilized biomass may be available. Eventually, we expect that our technology’s ability to accept mixed feedstocks will allow feedstock producers to increase biodiversity in cultivating biomass.

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

In 2011, we entered into a feedstock supply agreement with Catchlight Energy, LLC, or Catchlight, a 50-50 joint venture between subsidiaries of Chevron Corporation and Weyerhaeuser Company, for all of the supply of pulpwood, whole tree chips and forest residuals for our initial-scale commercial production facility in Columbus, Mississippi. Subject to the terms and conditions of the agreement, Catchlight has agreed to supply all of the specified feedstock for the facility. The initial term of the supply agreement expires two years after the date we select for the commencement of deliveries and is subject to automatic renewal for successive one-year periods until either party provides notice of termination at least six months prior to the end of the then-current term.

Our Customers

We believe that we will be able to sell the output from our initial-scale and planned standard commercial production facilities to a range of potential customers, including refiners, terminal and rack owners and fleet users. Unlike ethanol, which is generally subject to a 10% to 15% blend wall, we believe that our cellulosic gasoline and diesel can be used as components in formulating a variety of finished gasoline and diesel fuels meeting the specifications of ASTM International. In 2012, we received part 79 fuel registration for our cellulosic gasoline and diesel with the U.S. Environmental Protection Agency, or EPA. We intend to seek certification of our products for use in jet fuel.

In 2011, we entered into offtake agreements with Hunt Refining Company, or Hunt, Catchlight and FedEx Corporate Services, Inc., or FedEx, for the purchase all of our cellulosic gasoline and diesel to be produced from our initial-scale commercial production facility in Columbus, Mississippi. We have engaged in negotiations with these companies and additional potential customers for the purchase of fuels to be produced from our planned standard commercial production facilities.

Our offtake agreement with Hunt establishes terms under which Hunt has agreed to purchase all of the cellulosic gasoline, diesel and fuel oil to be produced from our Columbus facility, which commenced production of cellulosic gasoline and diesel in March 2013. We have exercised our option to sell to other customers or use for market development purposes up to two-thirds of the quarterly production from this facility. The initial term of this offtake agreement expires five years from the date that our first commercial production facility reaches specified average production levels and is subject to automatic renewal for successive one-year periods until either party provides notice of termination at least 180 days prior to the end of the then-current term. During the initial term of the agreement, Hunt may exercise an option to commit to purchase specified volumes of our cellulosic gasoline, diesel and fuel oil on a firm commitment basis from the second commercial production facility that we construct.

Our offtake agreement with Catchlight establishes terms under which Catchlight has agreed to purchase cellulosic gasoline and diesel to be produced from our Columbus facility. The initial term of this offtake agreement expires two years from the date that we deliver a specified volume of our cellulosic gasoline and diesel to Catchlight, and automatically renews for up to two additional years unless either party provides notice of termination at least 12 months prior to the end of the then-current term. This agreement is conditioned upon, among other things, the entry into certain other feedstock supply and testing arrangements between the parties. We have also entered into a testing and optimization agreement with Catchlight to optimize the compatibility of our cellulosic gasoline and diesel with Chevron’s facilities.

Our master ground fuel supply agreement with FedEx establishes terms under which affiliates of FedEx have agreed to purchase at least one-third (up to a specified amount) of the cellulosic diesel to be produced from our initial-scale commercial production facility. The initial term of this agreement expires two years from the date of the first delivery to FedEx of product from this facility and may be terminated at any time by FedEx or us upon 60 days’ or 180 days’ notice, respectively, to the other party.

Production and sale of our cellulosic products pursuant to our agreements with Hunt, Catchlight and FedEx and our other potential customer relationships will depend on the satisfaction of contract-specific conditions, including establishing product specifications and satisfying commercial and production requirements. Currently, our Catchlight offtake agreement and FedEx master ground fuel supply agreement for the sale and purchase of the cellulosic gasoline and diesel to be produced at our Columbus facility are subject to the satisfaction of certain technical, commercial and production requirements and we are still in the process of satisfying these requirements. These agreements also contain important conditions that must be satisfied before any such purchases are made. These conditions include that we and our counterparties agree on product specifications for our cellulosic gasoline, diesel and fuel oil and that our products conform to those specifications. If we do not satisfy these contractual requirements and if we subsequently are unable to renegotiate those terms, our counterparties may terminate the agreements and our commercialization plan could be delayed or harmed if we need to find other counterparties.

Intellectual Property

Our success depends, at least in part, on our ability to protect our proprietary technology and intellectual property. To accomplish this, we rely on a combination of patent applications, trade secrets, including know-how, employee and third party nondisclosure agreements, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. As of December 31, 2012, we had 79 pending original patent application families containing over 2,400 pending claims. These intellectual property claims cover different aspects of our technology, and many of them have been or will be filed both in the United States and in various foreign jurisdictions. We intend to continue to file additional patent applications with respect to our technology with a particular emphasis on protecting our core technologies. As is the case with all patent application filings, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Although there can be no assurance that these pending patent applications, if granted, will provide us with protection, our management of these filings is focused on maximizing the likelihood of acquiring strong patent protection.

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

Regulatory Approvals

We have received all substantive approval requirements that we need to sell our cellulosic gasoline and diesel for use as motor fuel in the United States, to receive D Code RINs as “cellulosic biofuel” under RFS2, and to receive the cellulosic tax credit.

Cellulosic Biofuel

Our cellulosic diesel and gasoline qualifies as cellulosic biofuel under RFS2. Our intended fuel pathways include wood residuals, slash, precommercial thinnings and forest residues, all of which are approved by the U.S. Environmental Protection Agency, or EPA, under RFS2. As a result, each gallon of transportation fuel we produce will be assigned a D Code that will entitle us to generate a cellulosic biofuel RIN based on the ethanol equivalence of our fuel. Equivalence values for every physical gallon of renewable fuel represent the number of gallons that can be claimed for compliance purposes, based on the fuel’s energy content compared with ethanol, with one RIN approximately equal to one gallon of ethanol. Our cellulosic gasoline and diesel have a higher BTU content than ethanol, and we therefore believe we will generate 1.5 and 1.7 RINs, respectively, per gallon.

Part 79 Registration of Our Fuels

We have received Part 79 fuel registration from the EPA for gasoline and diesel blends comprised of 25% and 5%, respectively, of our cellulosic gasoline and diesel. Pursuant to the Clean Air Act, or CAA, and the Code of Federal Regulations, a manufacturer of a motor vehicle fuel or fuel additive generally must register the fuel or fuel additive with the EPA prior to introducing the product into commerce. The Part 79 registration process involves providing a chemical description of the product and certain technical, marketing and health effects information.

Cellulosic Biofuel Tax Credit

With the registration of our cellulosic gasoline and diesel as a fuel with the EPA and our registration with the Internal Revenue Service as a producer of cellulosic biofuel, we would be entitled to the Cellulosic Biofuel Tax Credit of $1.01 per gallon of any of our cellulosic gasoline and diesel produced through January 1, 2014, were we in a tax paying position. Since this tax credit is not refundable and we do not expect to pay taxes during 2013, we will not realize any benefit from this tax credit unless it is extended into a year during which we expect to report taxable income.

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

We devote significant expenditures to research and development. We spent $33.8 million, $31.7 million, and $22.0 million on research and development activities in 2012, 2011 and 2010, respectively. The following table shows our research and development costs by functional area during 2012, 2011 and 2010.

	Years Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
Laboratory research	$8,568	$11,023	$2,819
Pilot plant	11,342	6,409	6,145
Demonstration unit	13,846	14,135	11,374
Intellectual property	—	181	1,704

Total	$33,756	$31,748	$22,042

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

We believe that the primary competitive factors in the renewable fuels market are:

•	the scope of qualification of fuels under RFS2;

•	compatibility with the existing liquid fuels infrastructure;

•	product performance and other measures of quality;

•	product price;

•	ability to produce meaningful volumes; and

•	reliability of supply.

We believe that the primary competitive factors in the global transportation fuels market are:

•	product performance and other measures of quality;

•	price;

•	ability to produce meaningful volumes; and

•	reliability of supply.

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

Clean Air Act Regulation. Our operations and the products we manufacture are subject to certain specific requirements of the CAA and similar state and local regulations and permitting requirements. These laws, regulations and permitting requirements may restrict our emissions, affect our ability to make changes to our operations, and otherwise impose limitations on or require controls on our operations. Our initial-scale commercial production facility has been deemed a “minor source” under the CAA. It is possible that additional facilities that we construct in the future may be considered “major sources” or that modifications to planned facilities may cause such facilities to be “major sources,” which would subject these facilities to more stringent permitting requirements, including requirements of Title V of the CAA. In addition to costs that we expect to incur to achieve and maintain compliance with these laws, new or more stringent CAA standards in the future also may limit our operating flexibility or require the installation of new controls at our facilities and future facilities. Because other domestic alternative fuel manufacturers will be subject to similar restrictions and requirements, however, we believe that compliance with more stringent air emission control or other environmental laws and regulations is not likely to materially affect our competitive position.

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

Safety. The hazards and risks associated with producing and transporting our cellulosic gasoline and diesel, such as fires, natural disasters, explosions and pipeline ruptures, also may result in personal injury claims or damage to property and third parties. As protection against operating hazards, we maintain insurance coverage against some, but not all, potential losses. Our coverage includes physical damage to assets, employer’s liability, comprehensive general liability, automobile liability and workers’ compensation. We are insured against pollution resulting from environmental accidents that occur on a sudden and accidental basis, some of which may result in toxic tort claims. We believe that our insurance is adequate and customary for our industry, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. We are not currently aware of pending material claims for damages or liability to third parties relating to the hazards or risks of our business.

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

TSCA. We are subject to the requirements of the Toxic Substances Control Act, or TSCA, which regulates the commercial use of chemicals. Before an entity can manufacture a chemical, it needs to determine whether that chemical is listed in the TSCA inventory. If a substance is listed, then manufacture can commence immediately. If not, then a “Chemical Abstracts Service” number registration and pre-manufacture notice must be filed with the EPA, which has 90 days to review. We have submitted a pre-manufacturing notice and have entered into a consent order with the EPA so that our products will be listed on the TSCA inventory. The failure to comply with TSCA could have a material adverse effect on our results of operations and financial condition. In addition, the TSCA new chemical submission policies may change and additional government legislation or regulations may be enacted that could prevent or delay regulatory approval of our products.

Climate Change. In the United States, legislative and regulatory initiatives are underway at the federal and state levels to regulate greenhouse gas, or GHG, emissions, including emissions by facilities such as our initial-scale and planned commercial production facilities. Pursuant to the EPA’s 2009 finding that GHGs present an endangerment to human health and the environment, and other rulemakings and interpretations, the EPA concluded that GHG-emitting stationary sources would become subject to federal permitting requirements under the Clean Air Act starting in 2011. In 2010, the EPA issued a final rule, known as the “Tailoring Rule,” that defined regulatory emissions thresholds at which certain new and modified stationary sources would become subject to permitting requirements for GHG emissions under the CAA. In addition, in September 2009, the EPA issued a final rule requiring the reporting of GHGs from certain GHG emission sources in the United States, beginning in 2011 for emissions in 2010. Projected GHG emissions from our initial-scale commercial production facility would fall below the currently applicable thresholds for GHG reporting or permitting requirements. However, our future commercial production facilities are expected to exceed such thresholds and, therefore, will be required to comply with such GHG reporting or permitting requirements if they meet or exceed reporting or permitting thresholds. These thresholds may be reduced from their current levels; for example, the EPA has indicated in rulemakings that it may revise the current Tailoring Rule thresholds downward, making additional sources subject to permitting requirements.

Additional direct federal regulation of GHG emissions may be implemented under other CAA programs, including the New Source Performance Standards, or NSPS, program. The EPA has already proposed to regulate GHG emissions from one source category—electric generating units—and may propose GHG NSPS for additional source categories in the future. Many states, either individually or through multi-regional initiatives, already have begun implementing measures to reduce GHGs, primarily through the planned development of emission inventories or regional GHG “cap and trade” programs.

Complying with federal and state greenhouse gas reporting and permitting requirements may result in materially increased compliance costs, increased capital expenditures, increased operating costs and additional operating restrictions for our business.

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

Seasonality

We do not expect that demand for our cellulosic gasoline and diesel will be subject to seasonality. However, prices for our cellulosic gasoline and diesel may vary based on seasonal changes in the demand for transportation fuels.

Employees

As of December 31, 2012, we had 212 employees, all of whom are located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages, and we consider our employee relationships to be good.

Business Background and Available Information

We were incorporated in Delaware in July 2007. Our principal executive offices are located at 13001 Bay Park Road, Pasadena, Texas 77507, and our telephone number at that location is (281) 694-8700. Our corporate website address is http://www.kior.com . The information contained in or accessible through our website or contained on other websites is not deemed to be part of this annual report on Form 10-K.

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

Risks Related to Our Business and Industry

We are a development stage company and have not generated any significant revenue, and our business will not succeed if we are unable to commercialize successfully our cellulosic gasoline and diesel.

We are a development stage company with a limited operating history, and we have not yet commercialized successfully our cellulosic gasoline and diesel nor have we generated any significant revenue. We are subject to the substantial risk of failure facing businesses seeking to develop new products. Certain factors that could, alone or in combination, prevent us from successfully commercializing our products include:

•	technical challenges developing our commercial production processes that we are unable to overcome;

•

our ability to finance the roll-out of our planned standard commercial production facilities, including securing private or public debt and/or equity financing, project financing and/or federal, state and local government incentives;

•	our ability to achieve commercial-scale production of cellulosic gasoline and diesel on a cost-effective basis and in the time frame we anticipate;

•	our ability to secure and maintain customers to purchase any cellulosic gasoline and diesel we produce from our initial-scale and planned commercial production facilities;

•	our ability to produce cellulosic gasoline and diesel that meet our potential customers’ specifications;

•	our ability to secure access to sufficient feedstock quantities at economic prices;

•	changes in governmental regulations and policies affecting the renewable fuels industry;

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

We have incurred substantial net losses since our inception, including net losses of $96.4 million, $64.1 million and $45.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. We expect that sales revenue in 2013 from the commencement of production from our Columbus facility will be limited and, we expect these losses to continue until at least 2015. We do not expect to have positive cash flows at least until our Natchez facility has been constructed and is operational. As of December 31, 2012, we had an accumulated deficit of $226.8 million. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including our research and development expenses, continued testing and development at our pilot and demonstration units and engineering and design work and construction of our planned commercial production facilities. As noted under “—We need substantial additional capital in order to meet our ongoing operating and other costs, expand our business, and meet our debt service obligations’ and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” we also expect our cash requirements to meet our debt service obligations and other costs related to our borrowings will increase in 2013 compared to the year ended December 31, 2012. We have not yet commercialized successfully our cellulosic gasoline and diesel and we have generated only limited revenue from our Columbus facility to date. We cannot assure you that we will ever achieve or sustain profitability on a quarterly or annual basis.

We need substantial additional capital in order to meet our ongoing operating and other costs, expand our business, and meet our debt service obligations.

We require substantial additional capital to meet our ongoing overhead and other operating costs, grow our business, particularly as we continue to design, engineer and construct our commercial production facilities, meet our debt service obligations and pay other costs, including payments due at maturity of our borrowings. The extent of our need for additional capital will depend on many factors, including the amounts necessary to complete startup of the Columbus, Mississippi production facility, the funds necessary to cover the front-end capital expenditures for our planned first standard commercial production facility in Natchez, Mississippi, and the funds necessary to meet any related equity contribution requirements or debt service obligations; whether we succeed in producing cellulosic gasoline and diesel at commercial scale; our ability to control costs, the progress and scope of our research and development projects; the effect of any acquisitions of other businesses or technologies that we may make in the future; and the filing, prosecution and enforcement of patent claims.

As of December 31, 2012, we had aggregate indebtedness of $172.2 million. In March 2011, our wholly-owned subsidiary KiOR Columbus LLC, or KiOR Columbus, entered into a loan with the Mississippi Development Authority, or the MDA, which loan we refer to as our MDA loan. Under the MDA loan, the MDA agreed to make disbursements to KiOR Columbus from time to time, in a principal amount not to exceed $75 million in the aggregate, to reimburse costs incurred by KiOR Columbus to purchase land, construct buildings and to purchase and install equipment for use in the manufacturing of the Company’s cellulosic gasoline and diesel from Mississippi-grown biomass. In December 2012, we began making semi-annual payments of $1.9 million under our MDA loan which we must continue to make until maturity.

In order to proceed with our first standard commercial production facility in Natchez, Mississippi, we will need to obtain additional financing in 2013. Future financings that involve the issuance of equity securities would cause our existing stockholders to suffer dilution. In addition, debt financing sources may be unavailable to us on acceptable terms or at all, may be expensive and any debt financing may subject us to restrictive covenants that limit our ability to conduct our business or otherwise be on unfavorable terms. Also, all or substantially all of our assets are pledged as security for borrowings under the Loan and Security Agreement we have with 1538731 Alberta Ltd. as agent and lender, 1538716 Alberta Ltd. as lender, who we refer to collectively as the Alberta Lenders, and KFT Trust, Vinod Khosla, Trustee, as lender, who we refer to as Khosla. Under the Loan and Security Agreement, we received term loans in the aggregate principal amount of $75 million. In March 2013, we entered into an amendment to our Loan and Security Agreement which, among other things, (i) increases the amount available under the facility by $50 million, which we may borrow from Khosla, based on our capital needs, before March 31, 2014, subject to the terms of the Loan and Security Agreement, (ii) replaces the requirement to make installment payments of principal and interest with a single balloon payment at maturity, (iii) allows us to elect payment of paid-in-kind interest throughout the term of the loan, (iv) modifies certain financial and negative covenants, including a covenant that required us to complete an equity offering meeting certain conditions on or before March 31, 2013, (v) requires us to raise additional capital in the amount of $175 million on or before March 31, 2014 unless we demonstrate three months cash on hand, (vi) increases by $25 million the limit on the amount of capital expenditures we can make on our first standard commercial production facility prior to raising additional funds and (vii) provides for the conversion, subject to the satisfaction of certain conditions, of (A) the secured obligations and certain other amounts in connection therewith owed to certain of the lenders into the debt issued in connection with our financing of our Natchez facility and (B ) the secured obligations and certain other amounts in connection therewith owed to certain of the lenders into equity securities issued in connection with our financing of our Natchez facility.

We believe that our existing cash and cash equivalents, our expected revenues from our initial-scale commercial production facility and the additional $50 million available under our Loan and Security Agreement will enable us to meet our material liquidity needs through the next twelve months. However, we will need to obtain outside funding in order to fund our operations beyond that period of time. The pledge of all or substantially all of our assets for borrowings under the Loan and Security Agreement may make it difficult to raise additional debt financing. We may be unable to raise sufficient additional funds on acceptable terms, or at all. If we are unable to raise sufficient funds, our ability to fund our operations, continue our current business plan, comply with debt covenants, take advantage of strategic opportunities, develop products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay the construction of commercial production facilities, delay, scale back or terminate research or development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or grant licenses on terms that are unfavorable to us. If adequate funds are unavailable, we will be unable to execute successfully our business plan or to continue our business. In addition, we have significant indebtedness that is secured by all of our assets. In the event of a default on our debt, our lenders could foreclose on our assets. If that were to occur, our operations would be severely jeopardized, if not entirely curtailed.

We are vulnerable to disruptions to our renewable fuel production operations, because all our production operations exist in a single first-of-kind facility.

Because all of our production operations currently exist in a single facility in Columbus, Mississippi, significant and prolonged disruptions at the facility would have a material adverse effect on our business, financial condition and results of operations. Our initial-scale commercial production facility in Columbus, Mississippi is our only existing production facility. We are in the start-up phase at this first-of-kind facility, and only commenced limited sales of our cellulose diesel in March 2013. During the Columbus facility’s early years of production and until the facility stabilizes operationally, the facility may be more susceptible to start-ups and shutdowns that will disrupt and delay our production activities for significant time periods. We do not know when or if we will achieve stable operations at Columbus. Even if we achieve steady-state operations at the facility, we will be required to perform periodic maintenance and turnarounds at the facility. All or a significant portion of the facility may be disrupted during maintenance or a turnaround. These disruptions will make any future revenue and cash flows unpredictable.

Our operations also may be disrupted by external events such as an interruption of electricity, natural gas, water treatment or other utilities. Other potentially disruptive events include natural disasters, severe weather conditions, workplace or environmental accidents, mechanical failure, fires, explosions, interruptions of supply, work stoppage, losses of permits or authorizations or acts of terrorism. Some of these events can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension or cessation of operations and the imposition of civil or criminal penalties. Further, we conduct our Columbus, Mississippi operations in a first-of-kind facility and our employees have limited experience operating the facility. We can provide no assurance that we will not incur losses related to these or other events beyond the limits or outside the coverage of our insurance policies. Further, disruptions to our operations could have a material adverse effect on our business and results of operations during the period of time that the facility is not operating.

We have no experience producing cellulosic gasoline and diesel at the scale needed for the development of our business or in building the facilities necessary for such production, and we will not succeed if we cannot effectively scale our proprietary technology platform and process design.

We must demonstrate our ability to apply our proprietary technology platform and process design at commercial scale to convert biomass into cellulosic gasoline and diesel on an economically viable basis. Such production will require that our proprietary technology platform and process design be scalable from our demonstration unit to commercial production facilities. We only commenced limited sales of our cellulosic diesel during March 2013 at our Columbus facility and have not yet reached steady-state operations at this initial-scale commercial production facility. Also, we have not constructed a standard commercial production facility, which we are planning to be three times larger than our Columbus facility. Our technology may not perform as expected when applied at the scale that we plan or we may encounter operational challenges for which we are unable to devise a workable solution. In particular, our initial-scale commercial production facility in Columbus, Mississippi, is a first-of-kind project, and we cannot assure you that it will process biomass at designed levels or produce our cellulosic gasoline and diesel at acceptable yields, and we may be unable to improve its performance. As a result of these risks, we may be unable to achieve commercial-scale production in a timely manner, or at all. If these risks materialize, our business and ability to commercialize our cellulosic gasoline and diesel would be materially and adversely affected.

We have significant indebtedness which is secured by all of our assets, which may limit cash flow available to invest in the ongoing needs of our business and may negatively impact our ability to expand our business.

As of December 31, 2012, we had aggregate indebtedness of $172.2 million, of which approximately $163.1 million was principal amount of debt outstanding, approximately $5.6 million is unamortized final payment requirements, and approximately $3.5 million is prepayment penalties. This principal amount of debt outstanding consisted of:

•	$88.0 million principal amount of debt outstanding under our Loan and Security Agreement with Khosla and the Alberta Lenders;

•	$73.1 million under our loan with the MDA;

•	$ 1.9 million under our equipment loan agreement with Lighthouse Capital Partners VI, L.P.; and

•	$ 137,000 under our equipment loan agreement with Silicon Valley Bank, which was repaid in full in March 2013.

Our Loan and Security Agreement is secured by all of our assets, including our intellectual property assets. Our MDA loan is secured by certain equipment, land and buildings of KiOR Columbus and is guaranteed by us in full. Our loan with Lighthouse Capital Partners VI, L.P. is collateralized by certain of our production pilot unit, lab equipment and office equipment valued at approximately $5.0 million.

In addition, the terms of our debt facilities impose certain obligations and limitations on our future activities, which include requirements under our MDA loan to make a $500.0 million investment in property, plant and equipment located in Mississippi and expenditures for wages and direct local purchases in Mississippi totaling $85.0 million.

The terms of our MDA loan and Loan and Security Agreement permit us to defer principal and/or interest payments for a period of time. On December 31, 2012, as required under the terms of our MDA loan, we began making principal payments on our MDA loan semi-annually on December 31 and June 30 of each year until maturity.

In March 2013, we entered into an amendment to our Loan and Security Agreement which, among other things, (i) increases the amount available under the facility by $50 million, which we may borrow from Khosla, based on our capital needs, before March 31, 2014, subject to the terms of the Loan and Security Agreement, (ii) replaces the requirement to make installment payments of principal and interest with a single balloon payment at maturity, (iii) allows us to elect payment of paid-in-kind interest throughout the term of the loan, (iv) modifies certain financial and negative covenants, including a covenant that required us to complete an equity offering meeting certain conditions on or before March 31, 2013, (v) requires us to raise additional capital in the amount of $175 million on or before March 31, 2014 unless we demonstrate three months cash on hand, (vi) increases by $25 million the limit on the amount of capital expenditures we can make on our first standard commercial production facility prior to raising additional funds and (vii) provides for the conversion, subject to the satisfaction of certain conditions, of (A) the secured obligations and certain other amounts in connection therewith owed to certain of the lenders into the debt issued in connection with our financing of our Natchez facility and (B ) the secured obligations and certain other amounts in connection therewith owed to certain of the lenders into equity securities issued in connection with our financing of our Natchez facility.

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

We may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt. In addition, a failure to comply with the covenants under our existing debt instruments could result in an event of default. Furthermore, there are cross-default provisions in certain of our existing debt instruments such that an event of default under one agreement or instrument could result in an event of default under another. If an event of default resulted in the acceleration of all of our payment obligations under our debt instruments as of February 28, 2013, we would be required to pay our lenders an aggregate of $173.6 million. In the event of an acceleration of amounts due under our debt instruments as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interests in the collateral securing such indebtedness. Because of the covenants under our existing debt instruments and the pledge of our existing assets as collateral, we have a limited ability to obtain additional debt financing.

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

If and when our facilities are constructed, our operating and maintenance costs may be significantly higher than we anticipate. In addition, our facilities may not operate as efficiently as we expect and may experience unplanned downtime, which may be significant. As a result, our initial-scale commercial production facility in Columbus, Mississippi or one or more of the planned standard commercial production facilities may be unable to achieve our expected investment return, which could adversely affect our business and results of operations.

Our offtake agreements for the sale and purchase of the cellulosic gasoline, diesel and fuel oil from our initial-scale commercial production facility are subject to the satisfaction of certain technical, commercial and production requirements that we have not yet met. If we fail to meet these requirements, our commercialization plan could be delayed or harmed.

Currently, our Catchlight offtake agreement and FedEx master ground fuel supply agreement for the sale and purchase of the cellulosic gasoline, diesel and fuel oil to be produced at our initial-scale commercial production facility in Columbus, Mississippi are subject to the satisfaction of certain technical, commercial and production requirements that we have not yet met in full. These agreements do not affirmatively obligate our counterparties to purchase specific quantities of any products from us at this time, and these agreements contain important conditions that must be satisfied before any such purchases are made. These conditions include that we and our counterparties agree on product specifications for our cellulosic gasoline, diesel and fuel oil and that our products conform to those specifications. If we do not satisfy these contractual requirements and if we subsequently are unable to renegotiate those terms, our counterparties may terminate the agreements and our commercialization plan could be delayed or harmed if we need to find other counterparties.

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

We have not yet consistently produced our cellulosic gasoline and diesel on a commercial scale, and we have limited experience structuring arrangements with potential customers that would allow us to benefit from new government incentives for renewable fuels. Our pricing formula with these potential customers must be designed to allow us to realize the benefits of cellulosic biofuel RINs, cellulosic biofuel tax credits and other government incentives we generate for ourselves or our customers. Markets that value cellulosic biofuel RINs and other government incentives may take a long period of time to develop or may not materialize at all. These events could delay our ability to capitalize on the opportunities presented to us by our technology, including preventing us from achieving commercialization of our cellulosic gasoline and diesel.

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

The price of RINs may reduce demand for our products.

RFS2 allows additional RINs to be granted to obligated parties who blend into their fuel more than the required percentage of renewable fuels in a given year. These RINs may be traded to other parties or may be used in subsequent years to satisfy RFS2 requirements. The trading prices of renewable fuel and advanced biofuel RINs are influenced by, among other factors, the transportation costs associated with renewable fuels, the mandated level of renewable fuel use for a specific year, the possibility of waivers of renewable fuel mandates and the expected supply of renewable fuel products. Any reduction in the cost of RIN credits could reduce the demand for our cellulosic gasoline and diesel.

Our future success may depend on our ability to produce our cellulosic gasoline and diesel without government incentives on a cost-competitive basis with petroleum-based fuels and renewable fuels derived from other sources, such as cane sugar or ethanol. If current or anticipated government incentives are reduced significantly or eliminated and petroleum-based fuel prices or competitive renewable fuel prices are lower or comparable to the cost of our cellulosic gasoline and diesel, demand for our products may decline, which could adversely affect our future results of operations.

Changes in government regulations, including mandates, tax credits, subsidies and other incentives, could have a material adverse effect upon our business and results of operations.

The market for renewable fuels is heavily influenced by foreign, federal, state and local government regulations and policies. Changes to existing, or adoption of new foreign, federal, state and local legislative and regulatory initiatives that impact the production, distribution or sale of renewable fuels may harm our business. For example, RFS2 called for 15.2 billion gallons of liquid transportation fuels sold in 2012 to come from renewable fuels, a mandate that grows to 36 billion gallons by 2022. Of this amount, 8.65 million gallons of renewable fuel used in 2012 was required to be cellulosic biofuel and 16 billion gallons of renewable fuels used annually by 2022 must be cellulosic biofuel. The EPA’s 2012 cellulosic biofuel mandate of 8.65 million gallons was vacated by a January 25, 2013 decision by the U.S. Court of Appeals for the D.C. Circuit, which found that the EPA’s methodology improperly incorporated the goal of “promoting growth.” The EPA has proposed a 2013 cellulosic biofuel standard of 14 million gallons which it states complies with the D.C. Circuit’s ruling on the 2012 cellulosic biofuel mandate. The 2013 standard may be amended following comment, and following issuance of a final rule, third-parties may mount challenges similar to those made to the 2012 mandate.

The EPA Administrator is also required to reduce the mandate for cellulosic biofuel use if projected supply for a given year falls below a minimum threshold for that year. Any reduction in, or waiver of, mandated requirements for fuel alternatives and additives to gasoline may cause demand for renewable biofuels to decline and deter investment in the research and development of renewable fuels. The EPA Administrator could also revise qualification standards for renewable fuels in ways that increase our expenses by requiring different feedstocks, impose more extensive tracking and sourcing requirements, or prevent our process from qualifying as a renewable fuel under RFS2.

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

We may be unable to realize expected economies of scale, reduce our feedstock costs, increase our overall yields and optimize the composition of our cellulosic intermediate oil, which could limit our ability to sell our products at competitive prices and materially and adversely affect our business and prospects.

We may be unable to realize expected economies of scale, reduce our feedstock costs, increase our overall yields and optimize the composition of our cellulosic intermediate oil in order to produce our cellulosic gasoline and diesel on a cost-competitive basis with existing petroleum-based fuel products without government incentives. In particular, we may be unsuccessful in incorporating lower grade woody biomass, such as logging slash, branches and bark, in our process to reduce our feedstock costs or maintain our yields. In addition, our research and development efforts may fail to increase the yield of our BFCC process such that we may be unable to produce cellulosic gasoline and diesel at the costs or in the quantities that we anticipate. Our failure to achieve these efficiencies or improvements over time could limit our ability to sell our products at competitive prices and materially and adversely affect our business and prospects.

The production of our cellulosic gasoline and diesel will require significant amounts of feedstock, and we may be unable to acquire sufficient amounts of feedstock to produce the amount of our products that we commit to sell to potential customers, or we may experience difficulties or incur costs obtaining such feedstock.

The successful commercialization of our cellulosic gasoline and diesel will require us to acquire and process large amounts of feedstock. We may experience difficulties in obtaining access to feedstock and transporting feedstock to our commercial production facilities. Our access to feedstock may be adversely affected by weather or actions by landowners, sellers or competing buyers of feedstock. In addition, fires or other natural disasters in the vicinity of our commercial production facilities could affect the availability of feedstock. We may be unable to secure access to feedstock or to secure the transportation of feedstock to our planned commercial production facilities on terms acceptable to us or at all. If we are unable to secure cost-effective access to feedstock, our ability to produce our cellulosic gasoline and diesel would be adversely affected.

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

A disruption in our supply chain for finished catalyst and the components of our proprietary catalyst system could materially disrupt or impair our ability to produce cellulosic gasoline and diesel.

We rely on third parties to supply both finished catalyst and the components of our proprietary catalyst system. Our operations could be materially disrupted if we lose any of these suppliers or if any supplier experiences a significant interruption in its manufacturing and is unable provide an adequate supply of these products to meet our demand. Any such disruptions or delays could have a material adverse effect on our business and results of operations.

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

We also use, transport and produce hazardous chemicals and materials in our business and are subject to a variety of federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these materials. Our safety procedures for handling, transporting and disposing of these materials and waste products may be incapable of eliminating the risk of accidental injury or contamination from the use, storage, transporting, handling or disposal of hazardous materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our insurance coverage. We may not be insured against all environmental accidents that might occur, some of which may result in toxic tort claims. There can be no assurance that violations of environmental, health and safety laws will not occur in the future as a result of human error, accident, equipment failure or other causes. Compliance with applicable environmental laws and regulations may be expensive, and the failure to comply with past, present or future laws could result in the imposition of fines, third party property damage, product liability and personal injury claims, investigation and remediation costs, the suspension of production or a cessation of operations, and our liability may exceed our total assets. Liability under environmental laws can be joint and several and without regard to comparative fault. Under certain environmental laws, strict liability may attach regardless of whether we were responsible for the release of or contamination. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations, which could impair our research, development or production efforts and harm our business. Later-enacted federal and state governmental requirements may substantially increase our costs or delay or prevent the construction and operation of our facilities, which could have a material adverse effect on our business, financial condition and result of operations. Consequently, considerable resources may be required to comply with future environmental regulations.

In addition, we are subject to the laws and regulations related to RFS2, including regulations related to generation and transfer of RINs. These regulations are evolving as EPA responds to industry concerns regarding validation of RINs in the wake of recent RIN fraud cases brought against biodiesel producers who allegedly sold biomass-based diesel RINs without having produced the corresponding renewable fuel. Changes in this law could result in additional compliance burdens. Furthermore, any violation of these regulations, including inadvertent violations, could result in penalties.

Climate change legislation, regulatory initiatives and litigation could result in increased operating costs.

In recent years, the U.S. Congress has been considering legislation to restrict or regulate emissions of greenhouse gases, or GHGs, such as carbon dioxide and methane, that are understood to contribute to global warming. In addition, almost half of the states, either individually or through multi-state regional initiatives, have begun to address GHG emissions. Independent of Congress, the EPA has adopted regulations controlling GHG emissions under its existing CAA authority. For example, on December 15, 2009, the EPA officially published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. In 2009, the EPA adopted rules regarding regulation of GHG emissions from motor vehicles. Pursuant to these and other rulemakings and interpretations, the EPA concluded that GHG-emitting stationary sources would become subject to federal permitting requirements under the CAA starting in 2011. In 2010, the EPA issued a final rule, known as the “Tailoring Rule,” that defined regulatory emissions thresholds at which certain new and modified stationary sources would become subject to permitting requirements for CHG emissions under the CAA. In addition, in October 2009, the EPA promulgated a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States beginning in 2011 for emissions occurring in 2010. The EPA has also proposed to regulate GHG emissions from certain electric generating units under the CAA’s New Source Performance Standards (NSPS) program, and may regulate GHG emissions from additional source categories under the NSPS program in the future.

At this time, the projected GHG emissions from our initial-scale commercial production facility in Columbus, Mississippi, would fall below the currently applicable thresholds which would require federal GHG permitting or reporting. However, our standard commercial production facilities are expected to exceed such thresholds and, therefore, will be subject to GHG permitting and reporting. Although it is not possible at this time to accurately estimate how potential future laws or regulations addressing GHG emissions would impact our business, any future federal laws or implementing regulations that may be adopted to address GHG emissions could require us to incur increased operating costs. The potential increase in the costs of our operations resulting from any legislation or regulation to restrict emissions of GHGs could include new or increased costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our GHG emissions, pay any taxes related to our GHG emissions and administer and manage a GHG emissions program. We cannot predict with any certainty at this time how these possibilities may affect our operations.

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

Our financial condition and operating results may vary significantly from period to period due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this Annual Report:

•	timing of milestones, operations and results regarding our initial-scale and planned commercial production facilities;

•	our ability to achieve or maintain profitability;

•	the feasibility of producing our cellulosic gasoline and diesel on a commercial scale;

•	our ability to manage our growth;

•	fluctuations in the price of and demand for petroleum-based products;

•	the availability of cost-effective renewable feedstock sources;

•	the existence of government programs and incentives or regulation;

•	potential issues related to our ability to report accurately our financial results in a timely manner;

•	our dependence on, and the need to attract and retain, key management and other personnel;

•	our ability to obtain, protect and enforce our intellectual property rights;

•	potential advantages that our competitors and potential competitors may have in securing funding or developing projects;

•	our ability to obtain additional capital that may be necessary to expand our business;

•	business interruptions such as hurricanes, natural disasters and accidents;

•	our ability to comply with laws and regulations;

•	our ability to properly handle and dispose of hazardous materials used in our business; and

•	our ability to use our net operating loss carryforwards to offset future taxable income.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, requires us and our independent registered public accounting firm to evaluate and report on our internal control over financial reporting. The process of implementing our internal controls and complying with Section 404 is expensive and time consuming, and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including Securities and Exchange Commission, or SEC, action, ineligibility for short form registration statements, the suspension or delisting of our Class A common stock from The Nasdaq Global Select Market and the inability of registered broker-dealers to make a market in our Class A common stock, which would further reduce our stock price and could harm our business.

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

In addition, we are also subject to risks related to ownership of our patentable inventions as a result of recent changes in U.S. patent law under the America Invents Act, pursuant to which the United States is transitioning from a “first-to-invent” system to a “first-to-file” system for patent applications filed on or after March 16, 2013. Accordingly, with respect to patent applications filed on or after March 16, 2013, even if we are the first to invent, we will not obtain ownership of an invention unless we are the first to file a patent application or can establish that another party’s earlier filing is derived from a previous public disclosure of our inventive work. If we are the first to invent but not the first to file a patent application, we will not be able to fully protect our intellectual property rights. On and after March 16, 2013, if we are not the first to file patent applications for an invention, the relative strength of our patent portfolio could be reduced. This could increase the risk we will be required to redesign our technology, cease using related technology, or obtain license rights from another party, any of which could materially harm our business, financial condition and results of operations.

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

The market price of shares of our Class A common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	timing of milestones, operations and results regarding our initial-scale and planned commercial production facilities;

•	actual or anticipated fluctuations in our financial condition and operating results;

•	the position of our cash, cash equivalents and marketable securities;

•	announcement or expectation of additional financing efforts;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;

•	announcements of technological innovations by us, our collaborators or our competitors;

•	announcements by us, our customers or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	the entry into, modification or termination of customer contracts;

•	additions or losses of customers;

•	additions or departures of key management, scientific or other personnel;

•	competition from existing technologies and products or new technologies and products that may emerge;

•	issuance of new or updated research reports by securities or industry analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	changes in existing laws, regulations and policies applicable to our business and products, including RFS2, and the adoption or failure to adopt carbon emissions regulation;

•	sales of our common stock by us, our insiders or our other stockholders;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	general market conditions in our industry; and

•	general economic and market conditions.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our Class A common stock. As of December 31, 2012, entities affiliated with Khosla Ventures, entities affiliated with Artis Capital Management, L.P., entities affiliated with Alberta Investment Management Corporation and BIOeCON B.V. beneficially own, collectively, approximately 85% of our outstanding common stock. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline.

As of December 31, 2012, holders of an aggregate of approximately 97.4 million shares of our common stock and warrants to purchase 1.4 million shares of our Class A common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

In addition, as of December 31, 2012, there were 10.7 million shares subject to outstanding options and 0.7 million restricted shares granted under our amended and restated 2007 Stock Option/Stock Issuance Plan, 0.2 million shares subject to outstanding options and 1.2 million restricted shares granted under our 2011 Long-Term Incentive Plan, and 1.5 million shares subject to outstanding warrants that are eligible for sale in the public market to the extent permitted by any applicable vesting requirements and Rules 144 and 701 under the Securities Act of 1933. These shares can be freely sold in the public market upon issuance and once vested.

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

We own an approximately 30-acre property near Columbus, Mississippi and our 500 BDT per day initial-scale commercial production facility located at that site. We also have approximately 8,900 square feet of office space at that facility.

ITEM 3. Legal Proceedings

We are not a party to any material litigation or proceeding and are not aware of any material litigation or proceeding, pending or threatened against us.

ITEM 4. Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth the names, ages and positions of our executive officers the date of this Annual Report on Form 10-K.

Name	Age	Position
Executive Officers
Fred Cannon	61	President, Chief Executive Officer and Director
John H. Karnes	51	Chief Financial Officer
John Kasbaum	54	Senior Vice President of Commercial
Christopher A. Artzer	41	Vice President, General Counsel and Secretary

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

John Kasbaum has been our Senior Vice President of Commercial since joining us in June 2010. Previously, Mr. Kasbaum served as Division Vice President of the FCC division of Albemarle Corporation, a leader in refining catalysts and specialty chemicals manufacturing, from September 2009 to May 2010. He also served on the Board of Directors for Albemarle’s joint venture with PetroBras, the Brazilian energy company, for the manufacture, sales and marketing of FCC catalysts in South America. In a previous role at Albemarle, Mr. Kasbaum was Division Vice President of Alternative Fuel Technologies from December 2007 to August 2009. He served as Alliance Director for Albemarle’s petroleum refining Hydroprocessing Alliance with Honeywell’s UOP division from 2006 to December 2007. Mr. Kasbaum has more than 20 years of experience in catalysis business strategy, sales, marketing, manufacturing and technology. Mr. Kasbaum holds an MBA from the McCombs School of Business at the University of Texas at Austin, as well as a bachelors degree in Engineering and Business Management, also from the University of Texas at Austin.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Equity and Related Shareholder Matters

Our Class A common stock commenced trading on June 24, 2011 on The NASDAQ Global Select Market, or NASDAQ under the symbol “KIOR”. As of February 28, 2013, there were approximately 17 holders of record of our common stock.

The following table contains information about the high and low sales price per share of our Class A common stock for fiscal years 2012 and 2011 as reported by NASDAQ.

	Sales Price
	High	Low
Fiscal 2012
Fourth quarter	$9.52	$4.82
Third quarter	9.95	6.61
Second quarter	13.42	6.34
First quarter	13.90	7.51
Fiscal 2011
Fourth quarter	$20.48	$8.67
Third quarter	23.85	8.88
Second quarter (commencing June 24, 2011)	15.50	14.75

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

Our Loan and Security Agreement provides in part that we may not (a) repurchase or redeem any class of stock or other equity interest other than pursuant to employee, director or consultant repurchase plans or other similar agreements or (b) declare or pay any cash dividend or make a cash distribution on any class of stock or other equity interest (except a dividend or distribution may be made by us to any of our subsidiaries).

Shareholder Return Performance Graph (1)

The following graph shows a comparison for the quarters from September 30, 2011 through December 31, 2012 of cumulative total return on assumed investment of $100.00 in cash in our Class A common stock, the S&P SmallCap 600 Index and a peer group selected by us. Such returns are based on historical results and are not intended to suggest future performance. Data assumes reinvestment of dividends.

	6/24/2011	9/30/2011	12/31/2011	3/31/2012	6/30/2012	9/30/2012	12/31/2012
KiOR, Inc.	$100.00	$155.01	$68.45	$80.27	$55.56	$54.59	$38.01
S&P SmallCap 600 Index	$100.00	$93.19	$97.92	$97.62	$97.02	$96.38	$99.14
Peer Group (2)	$100.00	$55.97	$49.04	$42.53	$36.08	$25.02	$18.29

(1)	This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed incorporated by reference into any filing of KiOR, Inc. under the Securities Act of 1933, as amended.
(2)	Peer group composed of the following companies: Solazyme, Inc., Amyris Inc., Codexis, Inc., and Gevo, Inc.

Recent Sales of Unregistered Securities

During the year ended December 31, 2012, we net issued 147,863 shares of our Class A common stock and 392,155 shares of our Class B common stock to certain of our lenders upon the exercise of warrants with exercise prices of $0.4863 and $4.902, respectively. The lenders subsequently converted the Class B common stock to Class A common stock.

In January 2012, we issued warrants to purchase an aggregate of 1,161,790 shares of our Class A common stock to lenders in connection with the entry into our Loan and Security Agreement.

During 2012, we issued warrants to purchase an aggregate of 255,982 shares of our Class A common stock to lenders in connection with interest paid-in-kind on our Loan and Security Agreement. These warrants had exercise prices ranging from $11.62 to $13.15 per share.

In January 2013, we issued warrants to purchase an aggregate of 36,235 shares of our Class A common stock to lenders in connection with interest paid-in-kind on our Loan and Security Agreement at an exercise price of $11.62 per share.

In February 2013, we issued warrants to purchase an aggregate of 42,645 shares of our Class A common stock to lenders in connection with interest paid-in-kind on our Loan and Security Agreement at an exercise price of $11.62 per share.

In March 2013, we issued warrants to purchase an aggregate of 1,098,493 shares of our Class A common stock to lenders in connection with the amendment to our Loan and Security Agreement at an exercise price per share of $5.71 per share.

No underwriters were involved in the foregoing sales of securities. The shares described herein were issued in private transactions pursuant to Section 4(2) of the Securities Act. The recipients of these shares of common stock, preferred stock or warrants acquired the shares for investment purposes only and without intent to resell, were able to fend for themselves in these transactions, and were accredited investors as defined in Rule 501 of Regulation D promulgated under Section 3(b) of the Securities Act. Appropriate restrictions were set out in the agreements for, and stock certificates issued in, these transactions, including legends setting forth that the applicable securities have not been registered. These stockholders had adequate access, through their relationships with us, to information about us.

Use of Proceeds from Initial Public Offering of Class A Common Stock

Our initial public offering of Class A common stock was effected through a Registration Statement on Form S-1 (File No. 333-173440), which we refer to as the Registration Statement, that was declared effective by the SEC on June 23, 2011. The net offering proceeds to us were approximately $148.6 million. Of the net proceeds, as of December 31, 2012, we estimate that $86.6 million have been used for general corporate purposes, front-end engineering for our planned first standard commercial production facility in Mississippi, and start-up costs for our initial-scale commercial production facility in Columbus, Mississippi that was mechanically completed in April 2012 and finished commissioning in September 2012, and $13 million was used to expand our demonstration unit, pilot plant and construct other infrastructure assets in Pasadena, Texas. In addition to the uses described in the Registration Statement, we have used approximately $49 million of the net offering proceeds to fund additional costs incurred during the year ended December 31, 2012 relating to our Columbus project comprised of scope changes, expediting costs, and, to a lesser extent, cost increases. At December 31, 2012, no net proceeds remained.

ITEM 6. Selected Financial Data

The selected consolidated statement of operations data for the years ended December 31, 2012, 2011, and 2010 and the selected consolidated balance sheet data as of December 31, 2012 and 2011 are derived from our audited Consolidated Financial Statements, appearing elsewhere in this Annual Report. The summary consolidated statement of operations data for the year ended December 31, 2009 and 2008 and the summary consolidated balance sheet data as of December 31, 2010, 2009, and 2008 are derived from our audited consolidated financial statements not included elsewhere in this report. You should read the summary of our consolidated financial data set forth below together with the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes appearing elsewhere in this Annual Report. Our historical results presented below are not necessarily indicative of financial results to be achieved in the future.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Operating revenue	$87	$—	$—	$—	$—

Loss from operations	(96,176)	(57,147)	(31,781)	(13,636)	(5,688)

Interest income	15	6	34	65	71
Beneficial conversion feature expense	—	—	(10,000)	—	—
Interest expense, net of amounts capitalized	(274)	—	(1,812)	(242)	—
Foreign currency gain (loss)	—	—	—	(215)	(236)
Loss from change in fair value of warrant liability	—	(6,914)	(2,365)	—	—

Loss before income taxes	(96,435)	(64,055)	(45,924)	(14,028)	(5,853)
Income tax expense	—	—	(3)	(31)	(13)

Net loss	$(96,435)	$(64,055)	$(45,927)	$(14,059)	$(5,866)

Deemed dividend related to the beneficial conversion feature of Series C convertible preferred stock	—	(19,669)	—	—	—

Net loss attributable to stockholders	(96,435)	$(83,724)	$(45,927)	$(14,059)	$(5,866)

Net loss per share of Class A common stock, basic and diluted	$(0.92)	$(0.87)	$—	$—	$—

Net loss per share of Class B common stock, basic and diluted(1)	$(0.92)	$(0.87)	$(0.56)	$(0.24)	$(0.10)

Weighted-average Class A and B common shares outstanding, basic and diluted(1)	104,335	60,205	15,382	14,400	14,400

	As of December 31,
	2012	2011	2010	2009	2008
		(In thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$40,887	$131,637	$51,350	$5,176	$7,061
Property, plant and equipment, net	246,410	169,923	34,880	10,526	2,506
Total assets	296,037	305,264	88,841	18,522	12,718
Long-term convertible promissory note to stockholder	—	—	—	15,000	—
Long-term debt, including current portion	126,002	52,810	9,517	4,049	—
Convertible preferred stock	—	—	134,384	14,384	14,384
Total stockholders’ equity (deficit)	159,008	228,739	(62,123)	(17,252)	(3,646)

(1)	See Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report for an explanation of the method used to calculate (a) net loss per share of common stock, basic and diluted and (b) weighted-average number of shares used in the computation of the per share amounts.

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

Overview

We are a next-generation renewable fuels company. We have developed a proprietary catalytic process that allows us to produce cellulosic gasoline and diesel from abundant, lignocellulosic biomass. Our cellulosic gasoline and diesel are true hydrocarbon fuels which are similar to their traditional petroleum-based counterparts and yet result in over 60% less life cycle greenhouse gas emissions. While other renewable fuels are derived from soft starches, such as corn starch or cane sugar, for ethanol, or from soy and other vegetable oils for biodiesel, cellulosic fuel is derived from lignocellulose found in wood, grasses and the non-edible portions of plants. Our biomass-to-cellulosic fuel technology platform combines our proprietary catalyst systems with FCC processes that have been used in crude oil refineries to produce gasoline for over 60 years.

In April 2012, we mechanically completed our initial-scale commercial production facility in Columbus, Mississippi. This first facility is designed to produce up to 13 million gallons of cellulosic diesel and gasoline per year. During the fourth quarter of 2012, we successfully commissioned our proprietary BFCC operation, and produced our first “on spec” cellulosic intermediate oil in limited quantities. Subsequent to year end, we successfully commissioned the plant’s hydrotreater and fractionation units, and began our first cellulosic diesel shipments in March 2013. We have had limited continuous production at our Columbus facility and are not yet in “steady state” production.

We currently intend to begin construction of our planned first standard commercial production facility in Natchez, Mississippi in the second half of 2013, subject to our ability to raise capital. We are designing our Natchez facility to produce up to 40 million gallons of cellulosic diesel and gasoline per year, approximately three times the amount of our Columbus facility. We believe the Natchez facility will be the model for our standard commercial facilities in order to take advantage of economies of scale. Our business plan contemplates that we will need to raise additional funds to build our planned standard commercial production facilities and subsequent facilities, continue the development of our technology and products and commercialize any products resulting from our research and development efforts. We were incorporated and commenced operations in July 2007. Since our inception, we have operated as a development stage company, performing extensive research and development to develop, enhance, refine and commercialize our biomass-to-cellulosic fuel technology platform.

Until recently, we have focused our efforts on research and development and the construction of our Columbus facility. As a result, we have generated $204.9 million of operating losses and an accumulated deficit of $226.8 million from our inception through December 31, 2012. We expect to continue to incur operating losses through at least 2015 as we continue into the commercialization stage of our business.

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

The majority of our long-lived assets, other than intangible assets, consist of our initial-scale commercial production facility, demonstration unit, and pilot unit. The demonstration and pilot units are variations of common refinery equipment used in technology development and scale-up of processes that have been scaled and modified for our research and development purposes. Our intangible assets consist of purchased biomass conversion technology and technology licenses. Given our history of operating losses, we evaluated the recoverability of the book value of our property, plant and intangible assets by performing an undiscounted forecasted cash flow analysis. Based on our analysis, the sum of the undiscounted cash flows is in excess of the book value of the property, plant and equipment and intangible assets. Accordingly, no impairment charges have been recorded during the period from July 23, 2007 (date of inception) through December 31, 2012.

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

Under the 2007 Stock Option/Stock Issuance Plan, or the 2007 Plan, there remains $12.6 million in unrecognized stock-based compensation cost that is expected to be recognized over a weighted-average period of 2.4 years. As of December 31, 2012, there was $10.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 3.1 years.

Under the 2011 Long-Term Incentive Plan, or the 2011 Plan, there is a remaining $1.8 million in unrecognized stock-based compensation cost that is expected to be recognized over a weighted-average period of 3.7 years. As of December 31, 2012, there was $11.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2011 Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years.

In March 2012, the compensation committee of the Board of Directors approved the performance metrics for our 2012 Company Annual Incentive Plan, or the 2012 Incentive Plan. Our officers and key employees participated in the 2012 Incentive Plan. The purpose of the 2012 Incentive Plan is to incentivize performance by our officers and key employees during 2012 to achieve our short-term and strategic goals and to align the interest of our officers and key employees with the interest of our stockholders. Each participant in the 2012 Incentive Plan is given a target bonus and awards under the 2012 Incentive Plan are paid out in shares of Class A common stock under our 2011 Plan. Participants in the 2012 Incentive Plan have the ability to receive up to 200% of the target number of shares. In March 2013, our compensation committee determined that the performance goals for 2012 were partially met and granted fully vested shares of Class A common stock to the plan participants who were still our employees at the time of grant.

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

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. We recognize a valuation allowance against our net deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be fully realizable. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At December 31, 2012 and 2011, we had a full valuation allowance against all of our deferred tax assets, including our net operating loss carryforwards.

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

Results of Operations

Comparison of Years Ended December 31, 2012 and 2011

Revenues

	Years Ended December 31,		Year – to – Year Change
	2012	2011	$	%
	(Dollars in thousands)
Revenues:
Product revenue	$85	$—	85	N/A
Renewable identification number revenue	2	—	2	N/A

Total operating expenses	$87	$—	$87

Our product revenue increased by $85,000 for the year ended December 31, 2012 compared to the same period in 2011 as we recorded our first product revenue in November 2012. All revenues from external customers in the year ended December 31, 2012 are attributable to customers in the United States. In November 2012, we entered into a contract whereby we sold 1,024 gallons of our cellulosic diesel produced from our research and development facilities to an obligated third-party to blend with 20,924 gallons of diesel. We then purchased the blended diesel from the obligated third-party for sale to one of our offtake customers for fleet testing. During the fourth quarter of 2012, we sold 12,800 gallons of this blended diesel, of which approximately 597 gallons was our cellulosic diesel. Revenue consisted of our fuel price plus incremental fees incurred to purchase diesel and costs to blend it with our cellulosic diesel. We expect to sell the remaining blended diesel in the first quarter of 2013 to complete the fleet testing. In addition, we generated and sold 1,741 cellulosic diesel RINs in the fourth quarter of 2012. We expect that our revenues from sales of cellulosic gasoline and diesel and RINs will be limited and unpredictable, at least in the near term, as we continue in the start-up phase at our initial-scale commercial production facility.

Operating Expenses

	Years Ended December 31,		Year – to – Year Change
	2012	2011	$	%
	(Dollars in thousands)
Operating expenses:
Cost of product revenue	$(68)	$—	68	N/A
Research and development expenses	(36,649)	(33,806)	$2,843	8%
General and administrative expenses	(59,546)	(23,341)	36,205	155%

Total operating expenses	$(96,263)	$(57,147)	$39,116

Cost of product revenue. Our cost of product revenue increased by $68,000 for the year ended December 31, 2012 compared to the same period in 2011. As discussed above, we entered into a contract whereby we blended cellulosic diesel produced from our research and development facilities with third-party diesel for sale to one of our offtake customers for fleet testing. Cost of product revenue primarily consists of costs incurred to purchase diesel to blend with our cellulosic diesel plus blending costs. Costs incurred to purchase diesel for blending plus blending costs are only expected if we blend the product ourselves prior to the sale.

Research and Development Expenses. Our research and development expenses increased by $2.8 million, or 8%, for the year ended December 31, 2012 as compared to the same period in 2011. This increase was primarily the result of a $2.9 million increase in payroll and related expenses. During 2012, we increased our research and development staff to approximately 106 employees compared to approximately 92 employees at December 31, 2011. Payroll and related expenses in 2012 included stock-based compensation of $1.9 million compared to $0.8 million in 2011. The increase in 2012 is also related to operating costs and maintenance associated with our research and development facilities, which increased by approximately $1.2 million. In late 2011, we expanded and commissioned a hydrotreater in our demonstration unit, providing a fully integrated manufacturing process from wood yard to the tanks and it is now operating at capacity. Also, in late 2011, we added a new analytical lab that is now fully operational. There was an increase of $0.8 million to depreciation and amortization expense allocated research and development for the year ended December 31, 2012 compared to the same period in 2011 caused by additions to fixed assets, consisting primarily of expansions to our demonstration unit and pilot plant, the addition of a new analytical lab and new laboratory equipment, and leasehold improvements at our Pasadena, Texas facility. The increase in research and development expenses was partially offset by a $2.1 million decrease in laboratory testing expenses due to the expansion of our pilot and demonstration units which reduced our utilization of third-party facilities for the hydrotreating and fractionating processes.

General and Administrative Expenses. Our general and administrative expenses increased by $36.2 million, or 155%, for the year ended December 31, 2012 compared to the same period in 2011. This increase was primarily the result of $30.2 million of start-up costs, an increase of $28.5 million compared to the same period in 2011, incurred at our initial-scale commercial production facility in Columbus, Mississippi that we mechanically completed in April 2012 and completed commissioning in September 2012. The facility is in the start-up phase, which consists of operating the facility in the manner for which it was designed and identifying and addressing issues that cannot be identified during commissioning. The increase in general and administrative expenses is also due to an increase of $7.1 million in payroll and related expenses, excluding payroll and related expenses for our Columbus employees that are included in start-up costs. Payroll and related expenses included stock-based compensation of $11.0 million compared to $5.1 million for the years ended December 31, 2012 and 2011, respectively. The remaining increase in general and administrative expenses primarily relates to costs incurred operating as a public company for the entire period in 2012.

Other Income (Expense), Net

	Years Ended December 31,		Year-to-Year Change
	2012	2011	$	%
	(Dollars in thousands)
Other income (expense), net:
Interest income	$15	$6	$9	150%
Interest expense, net of amounts capitalized	(274)	—	274	N/A
Loss from change in fair value of warrant liability	—	(6,914)	(6,914)	(100)%

Other income (expense), net	$(259)	$(6,908)	$(6,649)

Interest Income. Interest income increased by $9,000 for the year ended December 31, 2012 as compared to the same period in 2011. The increase is primarily due to twelve months of our investment of the proceeds from our initial public offering and Loan and Security Agreement in money market accounts during the twelve months ended December 31, 2012 compared to investing only initial public offering proceeds for approximately half a year during the same period in 2011.

Interest Expense, Net of Amounts Capitalized. Interest expense increased by approximately $274,000 for the year ended December 31, 2012 compared to 2011 as we were unable to capitalize all of our interest during the year ended December 31, 2012 due to additional interest expense recorded for the termination of our Business Loan (as defined below).

Loss from Change in Fair Value of Warrant Liability. The loss from change in fair value of warrant liability expense decreased by $6.9 million, or 100%, for the year ended December 31, 2012 as compared to 2011. The change is related to the change in fair value of our convertible preferred stock warrants, which were recorded as derivatives and reflected on our consolidated balance sheets as a current liability prior to the warrants converting into warrants to purchase common stock upon conversion of our convertible preferred stock at the close of our initial public offering. We performed our final mark-to-market adjustment on the convertible preferred stock warrant liability on June 29, 2011, the date the initial public offering closed, reducing our convertible preferred stock warrant liability to zero.

Comparison of Years Ended December 31, 2011 and 2010

Operating Expenses

	Years Ended December 31,		Year – to – Year Change
	2011	2010	$	%
	(Dollars in thousands)
Operating expenses:
Research and development expenses	$(33,806)	$(23,594)	$10,212	43%
General and administrative expenses	(23,341)	(8,187)	15,154	185%

Total operating expenses	$(57,147)	$(31,781)	$25,366

Research and Development Expenses. Our research and development expenses increased by $10.2 million, or 43%, for the year ended December 31, 2011 as compared to the same period in 2010. This increase was primarily the result of a $4.8 million increase in payroll and related expenses due to an increase in headcount. During 2011, we increased our research and development staff to 92 full-time equivalents, or FTEs, as compared to 75 FTEs at December 31, 2010. Payroll and related expenses in 2011 included stock-based compensation of $0.8 million compared to $0.2 million in 2010. During 2011, we continued to expand our research and development efforts as we focused more on commercialization of our technology. Our expenses related to laboratory testing, supplies, and chemicals in connection with testing biomass fuels for quality increased by $3.4 million to $5.5 million for the year ended December 31, 2011, from $2.1 million in 2010. Operating costs associated with our research and development facilities, which include startup and operation of our demonstration unit expansions, repairs, utilities, and supplies increased approximately $3.6 million to $9.5 million for the year ended December 31, 2011 from $5.9 million in 2010. The increase in our research and development expenses was partially offset by a $1.6 million decrease in our consulting fees to $3.7 million for the year ended December 31, 2011 from $5.3 million for the same period in 2010. This decrease was primarily the result of preproduction design work for our first commercial production plant during the year ended December 31, 2010 that did not recur during the year ended December 31, 2011, as our initial-scale commercial production plant was under construction and costs were being capitalized.

General and Administrative Expenses. Our general and administrative expenses increased by $15.2 million, or 185%, for the year ended December 31, 2011 as compared to 2010. This increase was primarily the result of a $8.4 million increase in payroll and related expenses due to an increase in stock-based compensation expense and increased headcount. Payroll and related expenses included stock-based compensation of $5.4 million compared to $0.7 million for year ended December 31, 2011 and 2010, respectively. We had an increase in general and administrative expenses for consultants of $3.8 million to $5.2 million for the year ended December 31, 2011, from $1.4 million in 2010 primarily driven by the hiring of consultants to assist with Sarbanes-Oxley compliance implementation, support for our new enterprise resource planning system and product stewardship studies, and the hiring of marketing firms and engineers to assist with applying to various federal governmental agencies for grants and loan guarantees. Travel related expenses increased about $0.5 million primarily as a result of business development and visits to the Columbus, Mississippi construction site. We had an increase in general and administrative expenses for insurance of $0.4 million during the year ended December 31, 2011 compared to 2010 primarily due to beginning the amortization of our D&O insurance prepaid during June 2011 and an increase in our general liability insurance. The remaining increase relates to recruiting fees, relocation expenses, office supplies, and office maintenance associated with increasing our headcount.

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

Liquidity and Capital Resources

Since inception, we have generated significant losses. As of December 31, 2012, we had an accumulated deficit of approximately $226.8 million and we expect to continue to incur operating losses through at least 2015 as we move into the commercialization stage of our business. Commercialization of our technology will require significant capital and other expenditures, including costs related to ongoing start-up efforts at our initial-scale commercial production facility and the planned construction of our first standard commercial production facility, which will require us to raise significant amounts of additional capital.

As of December 31, 2012, we had cash and cash equivalents of $40.9 million. In addition, in March 2013, we entered into an amendment to our Loan and Security Agreement which, among other things, increased the amount available under the facility by $50 million to $125 million. We have already borrowed the full $75 million that was previously available under this facility. As a result of this amendment, we have the right to borrow additional amounts of up to $50 million in the aggregate from Khosla. In order to borrow such additional amounts, (i) we must provide Khosla with a near term cash flow forecast demonstrating the need for such advance, (ii) at the time of and after giving effect to such advance, no event of default (as such term is defined under our Loan and Security Agreement) has occurred or is continuing, (iii) we must issue to Khosla a Subsequent Drawdown Warrant (as defined below) and (iv) we may not have consummated an offering of debt securities resulting in gross proceeds to us in an amount of $75 million or more (including any term loans (excluding any paid-in-kind interest) made by Khosla under the Loan and Security Agreement on or after the effective date amendment).

We believe that our existing cash and cash equivalents, our expected revenues from our initial-scale commercial production facility and the additional $50 million available under our Loan and Security Agreement will enable us to meet our material liquidity needs through the next twelve months. The foregoing excludes any capital required to fund the construction of our planned first standard commercial production facility in Natchez, Mississippi, the commencement of which is subject to our ability to raise additional capital. We will need to raise additional outside capital to fund our operations and meet our material liquidity needs beyond the twelve month period. In addition, to the extent our expected revenues from our Columbus facility are lower than projected, we may need to obtain outside funding earlier than currently anticipated in order to meet our material liquidity needs.

Our material liquidity needs over the next twelve months consist of the following:

•	Funding our overhead costs, which we expect to be approximately $52 million. We do not expect to be able to generate sufficient revenue from the sale of our cellulosic gasoline and diesel to allow us to fund these costs from internally generated cash flows before the commencement of operations at our planned first standard commercial projection facility, which we expect will occur in the first half of 2015.

•	Funding our debt service costs, which we expect to be approximately $6.5 million.

•	Funding the start-up of our Columbus facility, including rentals, repairs, replacements, start-up costs, consulting fees, overtime and other expenses attendant to commencing operations of the facility. We estimate remaining costs will range between $9 million and $11 million. In addition, we estimate that we will require approximately $10 million to $13 million, net of expected revenues, to fund operating costs at the Columbus facility.

•	Funding a portion of the front-end capital expenditures for our planned first standard commercial production facility in Natchez, Mississippi, such as certain front-end engineering and procurement services and long-lead equipment. We plan to spend approximately $5 million on front end engineering for this project. As discussed below, the commencement of construction of this facility is subject to our ability to raise additional capital.

The total cost of our planned first standard commercial production facility is estimated at $460 million, comprised of $350 million for the conversion plant and $110 million for a centralized hydrotreating plant being designed with capacity for our planned first standard commercial production facility and a second, similarly sized facility. Subject to our ability to raise additional capital, we expect to begin construction of this facility in the second half of 2013. In the near term, our plan is to continue value engineering for this project and to explore sourcing options for long-lead time procurement components. We expect any financing for our planned first standard production facility will be contingent upon, among other things, successful fuel production at our Columbus facility, entering into satisfactory feedstock supply and offtake agreements for the facility, receipt of necessary governmental and regulatory approvals and permits, any required equity financing, there being no material adverse effect on us or our industry (including relevant commodity markets) and general market conditions. Longer term, we also anticipate material liquidity needs for the construction of additional commercial production facilities.

We plan to raise capital in one or more external equity and/or debt financings over the next nine months. If we are unable to obtain additional financing timely or at all, we would have to delay, scale back or eliminate our construction plans for our first standard production facility and other future facilities, which would harm our business and prospects.

Our ability to obtain additional external debt financing will be limited by the amount and terms of our existing borrowing arrangements and the fact that all of our assets have been pledged as collateral for these existing arrangements. In addition, a failure to comply with the covenants under our existing debt instruments could result in an event of default. Furthermore, there are cross-default provisions in certain of our existing debt instruments such that an event of default under one agreement or instrument could result in an event of default under another. If an event of default resulted in the acceleration of all of our payment obligations under our debt instruments as of February 28, 2013, we would be required to pay our lenders an aggregate of $173.6 million. In the event of an acceleration of amounts due under our debt instruments as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interests in the collateral securing such indebtedness. Our failure to obtain additional external financing to fund our cash requirements would require us to delay or scale back our business plan, including our research and development programs, require us to reduce our overhead and other operating costs and cause noncompliance with our existing debt covenants which would have a material adverse effect on our business, prospects and financial condition.

We did not begin to produce or generate any revenue from sales of our cellulosic fuel at our initial-scale commercial production facility until March 2013 and have only generated limited revenue to date. We expect our revenues from our initial-scale commercial production facility to be limited until we reach a steady state of operations and we do not expect to have positive cash flows at least until our Natchez facility has been constructed and is operational. Even if we complete the start-up of our initial-scale commercial production facility, our Catchlight offtake agreement and FedEx master ground fuel supply agreement are subject to the satisfaction of various conditions, not all of which have been satisfied by us and some of which are in the control of the counterparties, before the counterparties are obligated to make payments to us thereunder.

Long-Term Debt

Long-term debt at December 31, 2012 consisted of the following:

	December 31,
	2012	2011
	(Amounts in thousands)
Long-Term Debt:
Equipment loans	$1,989	$3,293
Business loan	—	6,369
Mississippi Development Authority Loan	73,125	75,000
Alberta Lenders/Khosla Term Loan	88,013	—
Less: unamortized debt discounts	(37,125)	(31,852)

Long-term debt, net of discount	126,002	52,810
Less: current portion	(5,124)	(5,506)

Long-term debt, less current portion, net of discount	$120,878	$47,304

Alberta Lenders/Khosla Term Loan

On January 26, 2012, we entered into a Loan and Security Agreement with 1538731 Alberta Ltd. as agent and lender, and 1538716 Alberta Ltd., as lender, which we refer to collectively as the Alberta Lenders, and KFT Trust, Vinod Khosla, Trustee, or Khosla, who we refer to, collectively with the Alberta Lenders, as the Lenders. Pursuant to the Loan and Security Agreement, the Alberta Lenders made a term loan to us in the principal amount of $50 million and Khosla made a term loan to us in the principal amount $25 million, for a total of $75 million in principal amount, which we refer to as the Loan Advance and which will be converted as described below. At closing, we paid the Lenders a facility charge in an amount equal to 1% of the Loan Advance.

In March 2013, we entered into an amendment to our Loan and Security Agreement which, among other things, (i) increases the amount available under the facility by $50 million, which we may borrow from Khosla, based on our capital needs, before March 31, 2014, subject to the terms of the Loan and Security Agreement, (ii) replaces the requirement to make installment payments of principal and interest with a single balloon payment at maturity, (iii) allows us to elect payment of paid-in-kind interest throughout the term of the loan, (iv) modifies certain financial and negative covenants, including a covenant that required us to complete an equity offering meeting certain conditions on or before March 31, 2013, (v) requires us to raise additional capital in the amount of $175 million on or before March 31, 2014 unless we demonstrate three months cash on hand, (vi) increases by $25 million the limit on the amount of capital expenditures we can make on our first standard commercial production facility prior to raising additional funds and (vii) provides for the conversion, subject to the satisfaction of certain conditions, of (A) the secured obligations and certain other amounts in connection therewith owed to certain of the lenders into the debt issued in connection with our financing of our Natchez facility and (B ) the secured obligations and certain other amounts in connection therewith owed to certain of the lenders into equity securities issued in connection with our financing of our Natchez facility. We refer to the agreement, as amended, as the Loan and Security Agreement.

In connection with the amendment described above, we agreed to pay the Alberta Lenders $100,000 for costs and expenses and agreed to issue certain warrants as described below.

In order to borrow the additional amounts of up to $50 million in the aggregate from Khosla, (i) we must provide Khosla with a near term cash flow forecast demonstrating the need for such borrowing, (ii) at the time of and after giving effect to such advance, no event of default (as such term is defined under our Loan and Security Agreement) has occurred or is continuing, (iii) we must issue to Khosla a Subsequent Drawdown Warrant and (iv) we may not have consummated an offering of debt securities resulting in gross proceeds to us in an amount of $75 million or more (including any term loans (excluding any paid-in-kind interest) made by Khosla under the Loan and Security Agreement on or after the effective date of the amendment). Any additional borrowings from Khosla are considered a part of the Loan Advance.

The Loan Advance bears interest from the funding date at 16.00% per annum, which we refer to as the Loan Interest Rate. We agreed to pay interest on the Loan Advance in arrears on the first day of each month, beginning March 1, 2012. We may elect payment of paid-in-kind interest, instead of cash interest, during the term of the loan. If we elect payment of paid-in-kind interest, we will issue Subsequent PIK Warrants (as defined below), that cover interest due over the following 12 months and the interest is added to the principal balance of the loan.

The Loan Advance is payable in full at its stated maturity date of February 1, 2016. At our option, we may prepay the Loan Advance, in whole or in part (including all accrued and unpaid interest) at any time, subject to a prepayment premium if we prepay the Loan Advance prior to four years from the date of the loan. The prepayment premium is equal to 4% until the first anniversary of the date of the Loan and Security Agreement, and decreases by 1% on each subsequent anniversary.

We also agreed to pay the Lenders an end of term charge equal to 9% of the aggregate amount of all advances made plus all interest paid-in-kind (instead of cash interest) upon the earlier to occur of the maturity of the Loan Advance, prepayment in full of the Loan Advance, or when the Loan Advance becomes due and payable upon acceleration. We are amortizing the end of charge term to interest expense and increasing the liability for the end of term charge over the life of the loan. We had amortized approximately $2.2 million as of December 31, 2012, which is included in the principal balance of the loan.

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

In connection with our initial entrance into the Loan and Security Agreement, we issued the Lenders warrants, each of which we refer to as an Initial Warrant, to purchase an aggregate of 1,161,790 shares of our Class A common stock, subject to certain anti-dilution adjustments, at an exercise price of $11.62 per share, which was the consolidated closing bid price for our Class A common stock on January 25, 2012. The Initial Warrants were issued as partial consideration for the Lenders’ entry into the Loan and Security Agreement and will expire 7 years from the date of the grant. Each Initial Warrant may be exercised by payment of the exercise price in cash or on a net issuance basis.

In partial consideration for the amendment to our Loan and Security Agreement described above, we issued the Lenders warrants to purchase an aggregate of 619,867 shares of our Class A common stock for an exercise price per share of $5.71, which we refer to as an ATM Warrant. In addition, on the first day of each subsequent 12 month period, we have agreed to grant to the Lenders additional shares under their respective ATM Warrants equal to (i) 3.75% of the average principal balance of the Loan Advance payable to such Lender as of the last calendar day of each of the subsequent twelve (12) months, divided by (ii) 100% of the volume-weighted average closing market price per share of our Class A Common Stock over the 20 consecutive trading days ending on, but excluding, the day of grant, which we refer to as the Average Market Price. The ATM Warrants expire on August 3, 2020. The ATM Warrant issued to Khosla will not be exercisable until the ATM Warrant issuance has been approved by our stockholders.

We must also issue Khosla warrants, each of which we refer to as a Subsequent Drawdown Warrant, to purchase shares of our Class A common stock in connection with each subsequent Loan Advance from Khosla. The number of shares of our Class A common stock underlying the Subsequent Drawdown Warrant (assuming no net issuance) is an amount equal to 18% of the amount of the subsequent Loan Advances from Khosla divided by the Average Market Price. The Subsequent Drawdown Warrants expire on August 3, 2020. The Subsequent Drawdown Warrant issued to Khosla will not be exercisable until the Subsequent Drawdown Warrant issuance has been approved by our stockholders.

In addition, we must issue each Lender one or more additional warrants to purchase shares of our Class A common stock if we elect payment of paid-in-kind interest on the outstanding principal balance of the Loan Advance for any month, which we collectively refer to as the PIK Warrants. Any PIK Warrants issued prior to the amendment of our Loan and Security Agreement are referred to as Initial PIK Warrants. Any PIK Warrants issued subsequent to the amendment of our Loan and Security Agreement are referred to as the Subsequent PIK Warrants.

Except as described below, the number of shares of our Class A common stock underlying the Initial PIK Warrants (assuming no net issuance) was an amount equal to 18% of the amount of interest paid-in-kind divided by the average closing price of our Class A common stock over the 5 consecutive trading days ending on, but excluding, the day such interest was due, which we refer to as the Initial PIK Warrant Average Market Price. The per share price of the Initial PIK Warrants was the Initial PIK Warrant Average Market Price. Notwithstanding the foregoing, if the Initial PIK Warrant Average Market Price was less than $11.62 per share of our Class A common stock, subject to adjustment for stock splits, combinations and the like, which we refer to as the Warrant Floor Price, on the date the interest in kind on the outstanding principal balance of the Loan Advance was due and payable for such month, then (x) the initial per share exercise price for such PIK Warrant issued to such Lender was equal to the Warrant Floor Price and (y) the number of shares of Class A common stock underlying such PIK Warrant (assuming no net issuance) issued to such Lender was increased to a number of shares of Class A Common Stock (determined pursuant to the mutual agreement of us and such Lender) that would cause the fair market value of such PIK Warrant to be no less than the fair market value of the PIK Warrant that would have been issued had we issued such warrants with an exercise price equal to the Average Market Price. The Initial PIK Warrants were issued as partial consideration for the Lenders’ entry into the Loan and Security Agreement and will expire 7 years from the 18 month anniversary of the closing date of the Loan and Security Agreement.

The number of shares of our Class A common stock underlying the Subsequent PIK Warrants (assuming no net issuance) is an amount equal to 18% of the amount of interest paid-in-kind payable over the following 12 months divided by the Average Market Price. The Subsequent PIK Warrants expire on August 3, 2020. We have elected to pay-in-kind interest over the 12 months following April 1, 2013. As such, in connection with closing the amendment, we issued the Lenders Subsequent PIK Warrants to purchase an aggregate of 478,626 shares of our Class A common stock for an exercise price per share of $5.71. The Subsequent PIK Warrants issued to Khosla will not be exercisable until the Subsequent PIK Warrant issuances have been approved by our stockholders.

The number of shares for which each PIK Warrant, Subsequent Drawdown Warrant and ATM Warrant is exercisable and the associated exercise price is subject to certain anti-dilution adjustments. Each PIK Warrant, Subsequent Drawdown Warrant and ATM Warrant may be exercised by payment of the exercise price in cash or on a net issuance basis. The Initial Warrants, the PIK Warrants, the Subsequent Drawdown Warrants and the ATM Warrants obligate us to file a registration statement on Form S-3 covering the resale of such warrants and the shares of our Class A common stock issuable upon exercise of such warrants. Subsequent PIK Warrants and ATM Warrants issued by us in connection with the amendment require us to register the resale of such warrants and the shares underlying such warrants on a registration statement on Form S-3 as soon as reasonably practicable, but in no event later then June 30, 2013. We are currently discussing with the warrant holders the timing of such a registration statement. We elected payment of paid-in-kind interest at the first of each month from March 2012 through December 2012, which required us to issue warrants to purchase an aggregate of 255,982 shares of our Class A common stock at exercise prices ranging from $11.62 to $13.15 per share to the Lenders. Subsequent to December 31, 2012, we elected paid-in-kind interest on the first day of each month from January 2013 through February 2013, which required us to issue warrants to purchase an aggregate of 78,880 shares of our Class A common stock at an exercise price of $11.62 per share to the Lenders. The paid-in-kind interest increased the Loan Advance balance by $10.8 million from inception of the loan to December 31, 2012.

We and the Lenders have agreed that without our first obtaining the approval from our stockholders, we will not have any obligation to issue, and will not issue, any warrants under the Loan and Security Agreement (including without limitation the ATM Warrants, the Subsequent Drawdown Warrants and the Subsequent PIK Warrants) to the extent that their issuance, when aggregated, would obligate us to issue more that 19.99% of our outstanding Class A common stock (or securities convertible into such Class A common stock), or the outstanding voting power, as calculated immediately prior to the execution of the amendment (subject to appropriate adjustments for any stock splits, stock dividends, stock combinations or similar transactions), in each case at a price less than the greater of the book or market value of our Class A common stock.

Vinod Khosla is the Trustee of KFT Trust and certain shares of our Class A common stock are held by entities affiliated with Mr. Khosla. Therefore, Mr. Khosla may be deemed to have indirect beneficial ownership of such shares. As such, the amendment to our Loan and Security Agreement was reviewed and approved in advance by our audit committee, which is comprised solely of independent directors, in accordance with our policies and procedures for related person transactions. In addition, Samir Kaul, a director of the Company, is a member of some affiliated entities that are our stockholders.

Mississippi Development Authority Loan

In March 2011, KiOR Columbus entered into a loan agreement with the Mississippi Development Authority, or MDA, pursuant to which the MDA has agreed to make disbursements to KiOR Columbus from time to time, in a principal amount not to exceed $75 million in the aggregate, to reimburse costs incurred by KiOR Columbus to purchase land, construct buildings and to purchase and install equipment for use in the manufacturing of our cellulosic gasoline and diesel from Mississippi-grown biomass. Principal payments on the loan are due semiannually on June 30 and December 31 of each year, commencing on December 31, 2012 and will be paid on such dates over 20 years. In addition, we are required to pay the entire outstanding principal amount of the loan, together with all other applicable costs, charges and expenses no later than the date 20 years from the date of our first payment on the loan. The loan is non-interest bearing.

The loan agreement contains no financial covenants, and events of default include a failure by KiOR Columbus or KiOR to make specified investments within Mississippi by December 31, 2015, including an aggregate $500.0 million investment in property, plant and equipment located in Mississippi and expenditures for wages and direct local purchases in Mississippi totaling $85.0 million. If an event of default occurs and is continuing, the MDA may accelerate amounts due under the loan agreement. The loan is secured by certain equipment, land and buildings of KiOR Columbus.

As of December 31, 2012, we received all $75.0 million under the MDA loan to reimburse us for expenses incurred on the construction of our initial-scale commercial production facility located in Columbus, Mississippi.

The non-interest bearing component of the MDA loan was intended to incentivize us to design, construct and operate our initial-scale commercial production facility in Mississippi. We imputed interest on the MDA loan and determined the loan discount to be the difference between the face value of the loan and the discounted present value of the loan using an estimated market rate of 5.5%, with such rate based on interest bearing loans of a similar nature and terms. Of the $75.0 million in loan proceeds received, we estimated approximately $32.2 million was attributable to the non-interest bearing component of the loan. Consequently, we recorded a discount on the MDA loan of $32.2 million and a reduction of the capitalized cost of the related assets for which we were reimbursed in the same amount. The loan discount is recognized as interest expense, subject to interest capitalization during the construction phase, using the effective interest method. As of December 31, 2012, $3.4 million of the loan discount had been recognized as interest expense.

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

In 2011, we amended Equipment Loan #1 to waive certain covenant restrictions to allow us to enter into the MDA loan described above. In addition, the amendments provided for a deferral of principal payment for one year, which ended on February 29, 2012, included prepayment penalties and extended the maturities of the loans to January 2014. All other terms were unchanged. Interest during the principal deferral period was paid at 2.5% over the original stated interest rate and reverted to the original interest rate of 7.5% on March 1, 2012.

We agreed to pay the lender an end of term charge of $415,000, which consists of 7.5% of the original advances of $5.0 million, or $375,000, plus a $40,000 amendment fee we agreed to pay the lender on the maturity date. We are amortizing the end of term charge and amendment fee over the life of the loan and include such amounts in interest expense on the Consolidated Statements of Operations. We had amortized approximately $399,000 as of December 31, 2012, which is included in the principal balance of the loan. As of December 31, 2012, borrowings of approximately $1.9 million on Equipment Loan #1 were outstanding.

Equipment Loan #2 — On March 25, 2010, we entered into an equipment loan agreement with Silicon Valley Bank with total availability of $1.0 million, limited to two advances of at least $500,000 each. The full amount of the availability under the loan agreement was drawn down in a single advance of $1 million. The loan is payable monthly over a three-year period at an annual interest rate of 10%. The maturity date of the loan is May 2013. The loan is collateralized by the equipment purchased with the advances at a cost of approximately $1.3 million. As of December 31, 2012, borrowings of approximately $137,000 were outstanding under this loan.

Business Loan

On January 27, 2010, we entered into a business loan agreement with Lighthouse Capital Partners VI, L.P. and Leader Lending, LLC for an amount of up to $7.0 million. During 2010, we borrowed the full $7.0 million under the loan agreement. A portion of the Loan Advance from the Alberta Lenders/Khosla Term Loan was used to repay the Business Loan in January 2012. The principal balance outstanding as of December 31, 2011 that was repaid in January 2012 consisted of $5.9 million of loan advances and $0.5 million of accrued end of term charge, collectively, representing the $6.4 million cash outflow from financing activity. In addition to the end of term charge we had accrued as of December 31, 2011, the portion of the end of term charge that we had not accrued for that we paid in January 2012 was $0.2 million and the prepayment premium for paying the loan prior to its maturity was $0.1 million, totaling $0.3 million. We paid approximately $6.7 million to terminate the loan.

Cash Flows

	Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Net cash used in operating activities	$(79,450)	$(49,766)	$(30,505)
Net cash used in investing activities	$(76,663)	$(148,181)	$(23,488)
Net cash provided by financing activities	$65,363	$278,234	$100,382

Operating activities. Net cash used in operating activities for the year ended December 31, 2012 was $79.5 million compared to $49.8 million and $30.5 million for the same period in 2011 and 2010. Net cash used in operating activities for the year ended December 31, 2012 reflects net loss of $96.4 million and a negative $0.9 million net change in our operating assets and liabilities partially offset by non-cash charges of $17.8 million. The non-cash charge of $17.8 million primarily consisted of $13.4 million in stock based compensation and $3.1 million in depreciation and amortization. The net cash used in operating activities for the year ended December 31, 2011 reflects net loss of $64.1 million and a negative $1.1 million net change in our operating assets and liabilities partially offset by non-cash charges of $15.4 million. The non-cash charge of $15.4 million consisted of $6.9 million in derivative fair value adjustments for our convertible preferred stock warrants, $6.2 million of stock compensation expense, and $2.3 million in depreciation and amortization expense. The net cash used in operating activities for the year ended December 31, 2010 reflects net loss of $45.9 million and a negative $0.1 million net change in our operating assets and liabilities partially offset by non-cash charges of $16.0 million. The non-cash charge of $16.0 million primarily consisted of $10 million beneficial conversion feature, $2.4 million in derivative fair value adjustments for our convertible preferred stock warrants, and $1.7 million in depreciation and amortization expense.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2012 was $76.7 million compared to $148.2 million and $23.5 million for the same period in 2011 and 2010. During the years ended December 31, 2012, 2011, and 2010, the cash used in investing activities is primarily related to the construction of our initial-scale commercial production facility in Columbus, Mississippi, which we mechanically completed in April 2012, finished commissioning in September 2012, and is currently in the start-up phase. Subject to our ability to obtain financing, we expect our capital expenditures to increase once we start construction of our Natchez facility, which we are expecting to begin in the second half of 2013.

Financing Activities. Net cash provided by financing activities was $65.4 million for the year ended December 31, 2012 as compared to cash provided by financing activities of $278.2 million and $100.4 million for the same period in 2011 and 2010. The net cash provided by financing activities for the year ended December 31, 2012 was primarily attributable to net cash receipt of approximately $73.4 million under our Loan and Security Agreement that we closed in January 2012. The increase was partially offset by us using cash to pay-off the Business Loan in January 2012 and payments on the equipment loans and MDA loan in an aggregate amount of approximately $9.6 million. Net cash provided by financing activities for the year ended December 31, 2011 was primarily attributable to proceeds in the amount of $148.6 million from our initial public offering, $55.0 million from our Series C financing, and $75.0 million from the MDA loan during the year ended December 31, 2011. Net cash provided by financing activities for the year ended December 31, 2010 was primarily attributable to proceeds of $95 million from our Series B financing, $7 million borrowed under our Business Loan, and $1 million borrowed under our Equipment Loan #2 that occurred during the year ended December 31, 2010, partially offset by principal payments of approximately $3 million on our equipment and business loans.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2012:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
	(Amounts in thousands)
Equipment loans
Principal	$2,005	$1,375	$630	$—	$—
Interest(1)	62	62	—	—	—
AIMCo Lenders/Khosla term loan
Principal	93,566	—	93,566	—	—
Interest(1)(2)	23,082	11,640	11,442	—	—
Mississippi Development Authority loan	73,125	3,750	11,250	7,500	50,625
Operating leases	35,683	3,320	8,418	4,950	18,995

Total contractual obligations	$227,523	$20,147	$125,306	$12,450	$69,620

(1)	Interest rates are more fully described in Note 7 of our consolidated financial statements.
(2)	Amendment to Loan and Security Agreement allows us to elect payment of paid-in-kind interest throughout the term of the loan as more fully described in Note 14 of our consolidated financial statements.

Commitments under the Mississippi Development Authority Loan

Under the MDA loan agreement, KiOR Columbus committed to make specified investments within Mississippi by December 31, 2015, including an aggregate $500.0 million investment in property, plant and equipment located in Mississippi and expenditures for wages and direct local purchases totaling $85.0 million. We are a parent guarantor for the payment of the outstanding balance under the loan. As of December 31, 2012, KiOR Columbus had $73.1 million in outstanding borrowings under the loan which are guaranteed by us.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of December 31, 2012, our investment portfolio consisted primarily of money market funds. Due to the short-term nature of our investment portfolio, our exposure to interest rate risk is minimal.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

KiOR, INC.

(A Development Stage Enterprise)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of KiOR, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of convertible preferred stock stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of KiOR, Inc. and its subsidiaries (a development stage enterprise) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 and, cumulatively, for the period from July 23, 2007 (date of inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 18, 2013

KiOR, Inc.

(A development stage enterprise)

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$40,887	$131,637
Inventories	3,239	—
Prepaid expenses and other current assets	1,528	1,000

Total current assets	45,654	132,637
Property, plant and equipment, net	246,410	169,923
Intangible assets, net	2,332	2,233
Other assets	1,641	471

Total assets	$296,037	$305,264

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$5,124	5,506
Accounts payable	4,175	6,496
Accrued capital expenditures	953	14,571
Other accrued liabilities	5,753	2,648

Total current liabilities	16,005	29,221
Related party long-term debt with AIMCo Lenders/Khosla term loan, net of discount of $8,171 at December 31, 2012	79,843	—
Long-term debt, less current portion, net of discount of $28,954 and $31,852 at December 31, 2012 and December 31, 2011, respectively	41,035	47,304
Other liabilities	146	—

Total liabilities	137,029	76,525

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock — $0.0001 par value; 2,000,000 shares authorized at December 31, 2012 and 2011; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized at December 31, 2012 and December 31, 2011; 51,873,679 and 40,815,079 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	4	4
Class B common stock, $0.0001 par value; 70,800,000 shares authorized at December 31, 2012 and December 31, 2011; 53,510,301 and 61,425,575 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	6	6
Additional paid-in capital	385,812	359,108
Deficit accumulated during the development stage	(226,814)	(130,379)

Total stockholders’ equity	159,008	228,739

Total liabilities, convertible preferred stock and stockholders’ equity	$296,037	$305,264

See accompanying notes to consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,			Period from July 23, 2007 (Date of Inception) through December 31,
	2012	2011	2010	2012
	(Amounts in thousands, except per share data)
Revenues:
Product revenue	$85	$—	$—	$85
Renewable identification number revenue	2	—	—	2

Total revenues	87	—	—	87

Operating expenses:
Cost of product revenue	$(68)	$—	$—	$(68)
Research and development expenses	(36,649)	(33,806)	(23,594)	(108,117)
General and administrative expenses	(59,546)	(23,341)	(8,187)	(96,818)

Loss from operations	(96,176)	(57,147)	(31,781)	(204,916)

Other income (expense), net:
Interest income	15	6	34	191
Beneficial conversion feature expense related to convertible promissory noted	—	—	(10,000)	(10,000)
Interest expense, net of amounts capitalized	(274)	—	(1,812)	(2,328)
Foreign currency loss	—	—	—	(435)
Loss from change in fair value of warrant liability	—	(6,914)	(2,365)	(9,279)

Other expense, net	(259)	(6,908)	(14,143)	(21,851)

Loss before income taxes	(96,435)	(64,055)	(45,924)	(226,767)
Income tax expense:
Income tax expenses – current	—	—	(3)	(47)

Net loss	$(96,435)	$(64,055)	$(45,927)	$(226,814)
Deemed dividend related to the beneficial conversion feature of Series C convertible preferred stock	—	(19,669)	—

Net loss attributable to stockholders	$(96,435)	$(83,724)	$(45,927)

Net loss per share of Class A common stock, basic and diluted	$(0.92)	$(0.87)	$—

Net loss per share of Class B common stock, basic and diluted	$(0.92)	$(0.87)	$(0.56)

Weighted-average Class A and B common shares outstanding, basic and diluted	104,335	60,205	15,382

Other comprehensive loss:
Other comprehensive loss	—	—	(215)	—

Comprehensive loss	$(96,435)	$(83,724)	$(46,142)	$(226,814)

See accompanying notes to consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Amounts in thousands, except per share data)

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock, formerly common stock		Addt’l Paid-in- Capital	Deficit Accum During the Dev. Stage	Acc. Other Comp. Income	Total Stockholders’ Deficit
	Shrs	$	Shrs	$	Shrs	$
Issuance of Series A convertible preferred stock	14,400	$2,599	—	—	—	—	—	—	—	$—
Receivable from Series A convertible preferred stockholder	—	(1,155)	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	14,400	1	2,598	—	—	2,599
Net loss	—	—	—	—	—	—	—	(472)	—	(472)

Balance at December 31, 2007	14,400	$1,444	—	$—	14,400	$1	$2,598	$(472)	$—	$2,127
Collection of receivable from Series A convertible preferred stockholder	—	1,155	—	—	—	—	—	—	—	—
Issuance of Series A convertible preferred stock	9,600	1,761	—	—	—	—	—	—	—	—
Issuance of Series A-1 convertible preferred stock	20,572	10,024	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(5,866)	—	(5,866)
Other comprehensive income	—	—	—	—	—	—	—	—	93	93

Balance at December 31, 2008	44,572	$14,384	—	$—	14,400	$1	$2,598	$(6,338)	$93	$(3,646)
Stock-based compensation- options	—	—	—	—	—	—	331	—	—	331
Net loss	—	—	—	—	—	—	—	(14,059)	—	(14,059)
Other comprehensive income	—	—	—	—	—	—	—	—	122	122

Balance at December 31, 2009	44,572	$14,384	—	$—	14,400	$1	$2,929	$(20,397)	$215	$(17,252)
Stock-based compensation- options	—	—	—	—	—	—	730	—	—	730
Stock options exercised	—	—	—	—	524	—	43	—	—	43
Stock-based compensation- Common and Class A common stock	—	—	60	—	896	—	200	—	—	200
Issuance of Series B convertible preferred stock	24,480	120,000	—	—	—	—	—	—	—	—
Issuance of warrants on common stock	—	—	—	—	—	—	298	—	—	298
Net loss	—	—	—	—	—	—	—	(45,927)	—	(45,927)
Other comprehensive loss	—	—	—	—	—	—	—	—	(215)	(215)

Balance at December 31, 2010	69,052	$134,384	60	$—	15,820	$2	$4,199	$(66,324)	$—	$(62,123)

See accompanying notes to consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Consolidated Statements of Convertible Preferred Stock, Stockholders’ Equity (Deficit) and

Comprehensive Loss (continued)

(Amounts in thousands, except per share data)

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock, formerly		Addt’l Paid-in-	Deficit Accum During the	Acc. Other Comp.	Total Stockholders’
	Shrs	$	Shrs	$	Shrs	$	Capital	Dev. Stage	Income	Deficit
Balance at December 31, 2010	69,052	$134,384	60	$—	15,820	$2	$4,199	$(66,324)	$—	$(62,123)
Issuance of Class A Common Stock
- Public Offering, net of offering costs	—	—	10,800	1	—	—	148,643	—	—	148,644
Common Stock Issued - Restricted	—	—	70	—	—	—	—	—	—	—
Stock Based Compensation - Options	—	—	—	—	—	—	3,607	—	—	3,607
Stock Based Compensation - Restricted	—	—	—	—	—	—	2,547	—	—	2,547
Stock Options/Warrants Exercised	—	—	330	—	1,526	—	336	—	—	336
Exercised options converted from class B to class A	—	—	492	—	(492)	—	—	—	—	—
Issuance of Series C Convertible Preferred Stock	11,220	55,000	—	—	—	—	—	—	—	—
Conversion of Series A Convertible Preferred Stock	(24,000)	(4,360)	—	—	24,000	2	4,358	—	—	4,360
Conversion of Series A-1 Convertible Preferred Stock	(20,572)	(10,024)	—	—	20,572	2	10,022	—	—	10,024
Conversion of Series B Convertible Preferred Stock	(24,480)	(120,000)	24,480	2	—	—	119,998	—	—	120,000
Conversion of Series C Convertible Preferred Stock	(11,220)	(55,000)	4,583	1	—	—	54,999	—	—	55,000
Conversion of Convertible Preferred Stock Warrants Liability	—	—	—	—	—	—	10,399	—	—	10,399
Beneficial Conversion Feature on Issuance of Series C Convertible Preferred Stock and Stock Warrants	—	—	—	—	—	—	19,669	—	—	19,669
Deemed Dividend Related to the Beneficial Conversion Feature on Series C Convertible Preferred Stock and Stock Warrants	—	—	—	—	—	—	(19,669)	—	—	(19,669)
Net loss	—	—	—	—	—	—	—	(64,055)	—	(64,055)

Balance at December 31, 2011	—	$—	40,815	$4	61,426	$6	$359,108	$(130,379)	$—	$228,739
Common Stock Issued - Restricted	—	—	252	—	—	—	—	—	—	—
Equity Bonus Grant	—	—	45	—	—	—	420	—	—	420
Stock Based Compensation - Options	—	—	—	—	—	—	4,285	—	—	4,285
Stock Based Compensation - Restricted	—	—	—	—	—	—	9,068	—	—	9,068
Stock Options/Warrants Exercised	—	—	796	—	2,050	—	1,577	—	—	1,577
Shares converted from class B to class A	—	—	9,966	—	(9,966)	—	—	—	—	—
Issuance of warrants on common stock	—	—	—	—	—	—	11,354	—	—	11,354
Net loss	—	—	—	—	—	—	—	(96,435)	—	(96,435)

Balance at December 31, 2012	—	$—	51,874	$4	53,510	$6	$385,812	$(226,814)	$—	$159,008

See accompanying notes to consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Consolidated Statements of Cash Flows

	Years Ended December 31,			Period from July 23, 2007 (Date of Inception) through
	2012	2011	2010	December 31, 2012
	(Amounts in thousands)
Cash flows from operating activities
Net loss	$(96,435)	$(64,055)	$(45,927)	$(226,814)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,052	2,295	1,656	7,884
Stock-based compensation	13,353	6,154	930	20,768
Non cash compensation from warrants issued on common stock	—	—	298	298
Beneficial conversion feature	—	—	10,000	10,000
Derivative fair value adjustments	—	6,914	2,365	9,279
Accrued interest	—	—	534	534
Amortization of debt discount	—	—	261	300
Non cash equity bonus	133	—	—	133
Amortization of prepaid insurance	1,313	—	—	1,313
Changes in operating assets and liabilities
Inventories	(3,239)	—	—	(3,239)
Prepaid expenses and other current assets	(1,103)	(879)	16	(1,886)
Accounts payable	1,653	(1,514)	(925)	1,016
Accrued liabilities	1,823	1,319	287	3,742

Net cash used in operating activities	(79,450)	(49,766)	(30,505)	(176,672)

Cash flows from investing activities
Purchases of property, plant and equipment	(76,363)	(148,281)	(23,488)	(259,159)
Purchases of intangible assets	(300)	—	—	(727)
Restricted cash	—	100	—	—

Net cash used in investing activities	(76,663)	(148,181)	(23,488)	(259,886)

Cash flows from financing activities
Proceeds from issuance of convertible promissory note to stockholder	—	—	—	15,000
Proceeds from equipment loans	—	—	1,000	6,000
Payments on equipment loans	(1,346)	(486)	(1,742)	(4,410)
Proceeds from business loans	—	—	7,000	7,000
Payments on business loans	(6,370)	(189)	(919)	(7,478)
Payments on Mississippi Development Authority loan	(1,875)	—	—	(1,875)
Proceeds from stock option exercises / warrants	1,578	265	43	1,886
Proceeds from issuance of Series A convertible preferred stock	—	—	—	4,360
Proceeds from issuance of Series A-1 convertible preferred stock	—	—	—	10,024
Proceeds from issuance of Series B convertible preferred stock	—	—	95,000	95,000
Proceeds from issuance of Series C convertible preferred stock	—	55,000	—	55,000
Proceeds from issuance of common stock in initial public offering, net of offering costs	—	148,644	—	148,644
Borrowings under the Mississippi Development Authority loan	—	75,000	—	75,000
Borrowings under the Alberta Lenders/Khosla term loan	75,000	—	—	75,000
Debt issuance costs	(1,624)	—	—	(1,624)

Net cash provided by financing activities	65,363	278,234	100,382	477,527

Effect of exchange rate on cash and cash equivalents	—	—	(215)	(82)
Net increase (decrease) in cash and cash equivalents	(90,750)	80,287	46,174	40,887
Cash and cash equivalents
Beginning of period	131,637	51,350	5,176	—

End of period	$40,887	$131,637	$51,350	$40,887

See accompanying notes to consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,			Period from July 23, 2007 (Date of Inception) through
	2012	2011	2010	December 31, 2012
	(Amounts in thousands)
Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$—	$3	$47
Cash paid for interest	$621	$1,003	$1,083	$2,910
Noncash investing and financing activities
Acquisition of purchased biomass conversion technology for common stock	$—	$—	$—	$2,599
Accrued purchase of property, plant and equipment	$1,782	$19,594	$2,330	$24,569
Convertible preferred stock warrants issued in connection with loans	$—	$300	$665	$1,120
Common stock warrants issue in connection with compensation arrangements	$—	$—	$298	$298
Conversion of convertible promissory note to stockholder into Series B convertible preferred stock	$—	$—	$15,000	$15,000
Conversion of Series A, A-1, B, and C convertible preferred stock into Class A and Class B common stock	$—	$134,384	$—	$134,384
Conversion of convertible preferred stock warrants into Class A and Class B common stock warrants	$—	$10,399	$—	$10,399
Financing of insurance premium	$770	$436	$—	$1,206
Imputed interest on Mississippi Development Authority loan	$—	$32,190	$—	$32,190
Debt discount amortization	$8,681	$1,459	$—	$10,140
Options exercised	$—	$71	$—	$71
Capitalization of paid-in-kind interest	$10,841	$—	$—	$10,841
Issuance of warrants in connection with Alberta Lenders/Khosla term loan	$11,354	$—	$—	$11,353
Accrued capitalized interest expense payable	$1,166	$—	$—	$1,166
Capitalization of prepaid builders risk insurance	$100	$—	$—	$100

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

Nature of Business

The Company has developed a proprietary catalytic process that allows it to produce cellulosic gasoline and diesel from abundant, lignocellulosic biomass. The Company’s cellulosic gasoline and diesel are true hydrocarbon fuels which are similar to their traditional petroleum-based counterparts and yet result in over 60% less life cycle greenhouse gas emissions.

In 2012, the Company completed construction of its first, initial-scale commercial production facility in Columbus, Mississippi. This facility is designed to produce up to 13 million gallons of cellulosic diesel and gasoline per year. During the fourth quarter of 2012, the Company successfully commissioned its proprietary Biomass Fluid Catalytic Cracking operation, and produced its first “on spec” cellulosic intermediate oil in limited quantities. Subsequent to year end, the Company successfully commissioned the plant’s hydrotreater and fractionation units, and began the Company’s first cellulosic diesel shipments in March 2013.

Development Stage Enterprise and Liquidity

The Company has incurred substantial net losses since its inception, including net losses of $96.4 million, $64.1 million and $45.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company expects these losses to continue. As of December 31, 2012, the Company had an accumulated deficit of $226.8 million. The Company expects to incur additional costs and expenses related to the continued development and expansion of its business, including its research and development expenses, continued testing and development at its pilot and demonstration units and engineering and design work and construction of its planned commercial production facilities. As of December 31, 2012, the Company had cash and cash equivalents of $40.9 million. In addition, in March 2013, the Company entered into an amendment to its Loan and Security Agreement (as defined in Note 14- Subsequent Events) which, among other things, increased the amount available under the facility by $50 million. As a result of this amendment, the Company has the right to borrow additional amounts of up to $50 million in the aggregate from Khosla (as defined in Note 14-Subsequent Events). In order to borrow such additional amounts, (i) it must provide Khosla with a near term cash flow forecast demonstrating the need for such advance, (ii) at the time of and after giving effect to such advance, no event of default (as such term is defined under our Loan and Security Agreement) has occurred or is continuing, (iii) it must issue to Khosla a Subsequent Drawdown Warrant (as defined in Note 14-Subsequent Events) and (iv) it may not have consummated an offering of debt securities resulting in gross proceeds to it in an amount of $75 million or more (including any term loans (excluding any paid-in-kind interest) made by Khosla under the Loan and Security Agreement on or after the effective date of the amendment). The Company believes its existing cash and cash equivalents, $50 million available from Khosla, and expected revenues from its Columbus facility will enable it to meet its material liquidity needs for the next twelve months from the balance sheet date.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method based on the estimated useful lives of the related assets as follows:

Description	Useful Life
Land improvements	10 - 20 years
Leasehold improvements	Life of lease
Buildings	20 - 30 years
Lab and testing equipment	5 - 10 years
Manufacturing machinery and equipment	10 - 30 years
Automobiles and light trucks	5 years
Furniture and fixtures	10 years
Office/administration equipment	5 years
Computer equipment and software	3 – 5 years

Expenditures for repairs and maintenance are charged to expense as incurred and major renewals and improvements are capitalized. Cost and accumulated depreciation applicable to assets retired or sold are removed from the accounts, and any resulting gain or loss is included in operations.

Intangible Assets

At December 31, 2012 and 2011, the Company’s intangible assets consisted of purchased biomass conversion technology and technology licenses. These intangible assets are amortized using the straight-line method based on their expected lives, which the Company determined to be 15 years for the purchased biomass conversion technology and 20 years for the technology licenses.

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

Patents

All costs related to filing and pursuing patent applications are expensed as incurred because recoverability of such expenditures is uncertain and the underlying technologies are under development. Patent-related legal expenses incurred are included in general and administrative expenses. During the years ended December 31, 2012, 2011 and 2010, the Company incurred approximately $1.0 million, $1.3 million, and $1.2 million, respectively, of patent-related legal expenses.

Revenue Recognition

The Company records revenue from the sale of cellulosic gasoline, diesel, and fuel oil. The Company recognizes revenue when all of the criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed or determinable; and collectability is reasonably assured. The Company generates renewable identification numbers (RINs) by producing cellulosic biofuel as approved by the EPA under RFS2. The number of renewable identification numbers per gallon is defined by the Equivalence Value (EV) which is related to the relative energy content compared to corn ethanol. KiOR’s cellulosic gasoline and diesel have an EV of 1.5 and 1.7, respectively, RINs per gallon. Revenue related to the sale of RINs is recognized when risk of loss and title of our cellulosic gasoline and diesel transfer to the customer, provided all other revenue recognition criteria have also been met.

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

Capitalized interest

The Company capitalizes interest on long-term construction projects relating to operating assets with a total expected expenditure generally in excess of $10 million. During 2012, 2011, and 2010 the Company capitalized interest of approximately $21.0 million, $2.5 million, and $118,000 relating to the purchase of equipment for the Columbus, Mississippi facility.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts payable, and long-term debt.

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

Net Loss per Share of Common Stock

Basic net loss per share of common stock is computed by dividing the Company’s net loss attributable to its stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by giving effect to all potentially dilutive securities, including stock options, warrants and convertible preferred stock. Basic and diluted net loss per share of common stock attributable to the Company’s stockholders was the same for all periods presented on the Consolidated Statements of Operations, as the inclusion of all potentially dilutive securities outstanding would have been antidilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share are the same for each period presented.

In April 2011, the Company issued Series C convertible preferred stock with a beneficial conversion feature and recorded a deemed dividend relating to the beneficial conversion feature of $19.7 million for 2011. While it was outstanding, all of the Company’s preferred stock participated in earnings or losses of the Company. Consequently, net losses were adjusted for the deemed distributions relating to the beneficial conversion feature and losses attributable to preferred stockholders to calculate the net loss attributable to common stockholders.

The following table presents the calculation of historical basic and diluted net loss per share of common stock attributable to the Company’s common stockholders:

	Years Ended December 31,
	2012	2011	2010
	(Amounts in thousands, except per share data)
Net loss per share:
Numerator:
Net loss	$(96,435)	$(64,055)	$(45,927)
Deemed dividend related to the beneficial conversion feature of Series C convertible preferred stock	—	(19,669)	—

Net loss attributable to stockholders	(96,435)	(83,724)	(45,927)
Net loss attributable to preferred stockholders	—	31,321	37,406

Net loss attributable to Class A common stockholders and Class B common stockholders — basic and diluted	$(96,435)	$(52,403)	$(8,521)

Net loss attributable to Class A common stockholders – basic and diluted	$(42,034)	(17,794)	$—
Net loss attributable to Class B common stockholders – basic and diluted	(54,401)	(34,609)	(8,521)

Net loss attributable to Class A common stockholders and Class B common stock holders – basic and diluted	$(96,435)	$(52,403)	$(8,521)

Denominator:
Weighted-average Class A common shares used in computing net loss per share of Class A common stock — basic and diluted	45,478	20,443	—
Weighted-average Class B common shares used in computing net loss per share of Class B common stock — basic and diluted	58,857	39,762	15,382

Weighted-average Class A common stock and Class B common stock – basic and diluted	104,335	60,205	15,382

Net loss per share of Class A common stock — basic and diluted	$(0.92)	$(0.87)	$—

Net loss per share of Class B common stock — basic and diluted	$(0.92)	$(0.87)	$(0.56)

The following outstanding shares on a weighted-average basis of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Years Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
Convertible preferred stock (as converted basis)	—	35,985	59,340
Convertible preferred stock warrants (as converted basis)	—	378	688
Common stock warrants	1,364	437	67
Restricted stock awards	1,671	670	—
Stock option awards	12,357	14,631	12,092

Total	15,392	52,101	72,187

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

3. Fair Value of Financial Instruments

The Company’s assessment of the significance of a particular input to the fair value measurement of an asset or liability in its entirety requires management to make judgments and consider factors specific to the asset or liability. As of December 31, 2012 and 2011, the Company considered cash and cash equivalents, restricted cash and accounts payable to be representative of their fair values because of their short-term maturities. Further, the Company’s long-term debt approximates fair value as it has been negotiated on an arm’s length basis with reputable third-party lenders at prevailing market rates. The Company’s fair valuation estimation process incorporates our estimated credit spread, an unobservable input. As such, we consider this to be a Level 3 measurement within the fair value hierarchy.

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy.

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$35,357	$—	$—	$35,357

Total financial assets	$35,357	$—	$—	$35,357

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$101,475	$—	$—	$101,475

Total financial assets	$101,475	$—	$—	$101,475

The Company’s assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets and intangible assets. These items are recognized at fair value when they are considered to be impaired. For the years ended December 31, 2012 and 2011, there were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis.

4. Inventories

Inventories consist of the following:

	December 31, 2012	December 31, 2011
	(Amounts in thousands)
Stores, supplies, and other	$668	$—
Raw materials	2,522	—
Finished goods	$49	$—

Total Inventories	$3,239	$—

5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2012	2011
	(Amounts in thousands)
Property, Plant and Equipment:
Construction in progress	$213,977	$146,852
Lab and testing equipment	4,367	3,927
Leasehold improvements	5,029	2,418
Manufacturing machinery and equipment	28,091	19,418
Computer equipment and software	1,179	689
Furniture and fixtures	134	134
Land	550	550

Total property, plant and equipment	253,327	173,988
Less: accumulated depreciation	(6,917)	(4,065)

Net property, plant and equipment	$246,410	$169,923

Depreciation expense was approximately $2.9 million, $2.1 million, and $1.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. Construction in progress as of December 31, 2012 and 2011 includes capitalized interest of $23.6 million and $2.6 million, respectively.

Gross construction in progress at December 31, 2012 was $246.7 million, offset by $32.2 million attributable to the non-interest bearing component of the Mississippi Development Authority Loan (see Note 7 — Long Term Debt ) and $550,000 for the land contributed by Lowndes County, Mississippi and Lowndes County Port Authority. Construction in progress as of December 31, 2012 and 2011 primarily relates to the engineering, design, and development of the Company’s initial-scale commercial production facility in Columbus, Mississippi. Depreciation of construction in progress costs begins as soon as the facility is placed into service. All of the Company’s long-lived assets are located in the United States.

6. Intangible Assets

Intangible assets consist of the following:

	December 31,
	2012	2011
	(Amounts in thousands)
Intangible Assets:
Purchased biomass conversion technology	$2,599	$2,599
Accumulated amortization	(881)	(708)

Purchased biomass conversion technology, net	1,718	1,891
Technology licenses	700	400
Accumulated amortization	(86)	(58)

Technology licenses, net	614	342

Intangible assets, net	$2,332	$2,233

Intangible asset amortization expense was approximately $201,000 for the year ended December 31, 2012 and $193,000 for the years ended December 31, 2011 and 2010, respectively. Amortization expense relating to these intangibles for the next five years and thereafter is summarized below (amounts in thousands):

2013	$208
2014	208
2015	208
2016	208
2017	208
Thereafter	1,292

$2,332

7. Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2012	2011
	(Amounts in thousands)
Long-Term Debt:
Equipment loans	$1,989	$3,293
Business loan	—	6,369
Mississippi Development Authority Loan	73,125	75,000
Alberta Lenders/Khosla Term Loan	88,013	—
Less: unamortized debt discounts	(37,125)	(31,852)

Long-term debt, net of discount	126,002	52,810
Less: current portion	(5,124)	(5,506)

Long-term debt, less current portion, net of discount	$120,878	$47,304

The following are maturities of long-term debt for each of the next five years (amounts in thousands):

2013	$5,124
2014	4,380
2015	3,750
2016	97,316
2017	3,750
Thereafter	54,375

$168,695

Alberta Lenders/Khosla Term Loan

On January 26, 2012, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with 1538731 Alberta Ltd. as agent and lender, and 1538716 Alberta Ltd. (the “Alberta Lenders”), and KFT Trust, Vinod Khosla, Trustee (“Khosla” and, collectively with the Alberta Lenders, the “Lenders”). In March 2013, the Company amended the agreement. See Note 14 – Subsequent Events. Pursuant to the initial Loan and Security Agreement, the Alberta Lenders made a term loan to the Company in the principal amount of $50 million and Khosla made a term loan to the Company in the principal amount $25 million, for a total of $75 million in principal amount (the “Loan Advance”). At closing, the Company paid the Lenders a facility charge in an amount equal to 1% of the Loan Advance. The Loan Advance bears interest from the funding date at 16.00% per annum (the “Loan Interest Rate”).

The Company agreed to pay interest on the Loan Advance in arrears on the first day of each month, beginning March 1, 2012. The Company may elect payment of paid-in-kind interest, instead of cash interest, during the term of the Loan Advance. If the Company elects payment of paid-in-kind interest, the interest is added to the principal balance of the loan. The Company elected payment of paid-in-kind interest for each month from March 1, 2012 through March 1, 2013. The paid-in-kind interest increased the Loan Advance balance by $10.8 million from inception of the loan to December 31, 2012.

The Loan Advance is payable in full at its stated maturity date of February 1, 2016. At the Company’s option, the Company may prepay the Loan Advance, in whole or in part (including all accrued and unpaid interest) at any time, subject to a prepayment premium if the Company prepays the Loan Advance prior to four years from the date of the loan. The prepayment premium is equal to 4% until the first anniversary of the date of the Loan and Security Agreement, and decreases by 1% on each subsequent anniversary.

The Company also agreed to pay the Lenders an end of term charge equal to 9% of the aggregate amount of all advances made plus all interest paid-in-kind (instead of cash interest) upon the earlier to occur of the maturity of the Loan Advance, prepayment in full of the Loan Advance, or when the Loan Advance becomes due and payable upon acceleration. The Company is amortizing the end of charge term to interest expense and increasing the liability for the end of term charge over the life of the loan. The Company had amortized approximately $2.2 million as of December 31, 2012, which is included in the principal balance of the loan.

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

In addition, the Company may be obligated to issue each Lender one or more additional warrants to purchase shares of its Class A common stock if the Company elects payment of paid-in-kind interest on the outstanding principal balance of the Loan Advance for any month (the “PIK Warrants”). Except as described below, the number of shares of the Company’s Class A common stock underlying the PIK Warrants (assuming no net issuance) is an amount equal to 18% of the amount of interest paid-in-kind divided by the average closing price of the Company’s Class A common stock over the 5 consecutive trading days ending on, but excluding, the day such interest was due (the “Average Market Price”). The per share price of the PIK Warrants will be such Average Market Price. Notwithstanding the foregoing, if the Average Market Price is less than $11.62 per share of the Company’s Class A common stock, subject to adjustment for stock splits, combinations and the like (the “Warrant Floor Price”), on the date the interest in kind on the outstanding principal balance of the Loan Advance is due and payable for such month, then (x) the initial per share exercise price for such PIK Warrant issued to such Lender shall be equal to the Warrant Floor Price and (y) the number of shares of Class A common stock underlying such PIK Warrant (assuming no net issuance) issued to such Lender shall be increased to a number of shares of Class A Common Stock (determined pursuant to the mutual agreement of the Company and such Lender) that would cause the fair market value of such PIK Warrant to be no less than the fair market value of the PIK Warrant that would have been issued had the Company issued such warrants with an exercise price equal to the Average Market Price. The PIK Warrants will be issued as partial consideration for the Lenders’ entry into the Loan and Security Agreement and will expire 7 years from the 18 month anniversary of the closing date of the Loan and Security Agreement. The number of shares for which each PIK Warrant is exercisable and the associated exercise price is subject to certain anti-dilution adjustments. Each PIK Warrant may be exercised by payment of the exercise price in cash or on a net issuance basis. The Initial Warrants and any PIK Warrants obligate the Company to file a registration statement on Form S-3 covering the resale of such warrants and the shares of its Class A common stock issuable upon exercise of such warrants. The Company is currently discussing with the warrant holders the timing of such a registration statement. The Company elected payment of paid-in-kind interest at the first of each month from March 2012 through December 2012, which required the Company to issue warrants to purchase an aggregate of 255,982 shares of the Company’s Class A common stock at exercise prices ranging from $11.62 to $13.15 per share to the Lenders. Subsequent to December 31, 2012, the Company elected paid-in-kind interest on the first day of each month from January 2013 through February 2013, which required the Company to issue warrants to purchase an aggregate of 78,880 shares of the Company’s Class A common stock at an exercise price of $11.62 per share to the Lenders.

Mississippi Development Authority Loan

In March 2011, KiOR Columbus entered into a loan agreement with the Mississippi Development Authority, or MDA, pursuant to which the MDA has agreed to make disbursements to KiOR Columbus from time to time, in a principal amount not to exceed $75 million, to reimburse costs incurred by KiOR Columbus to purchase land, construct buildings and to purchase and install equipment for use in the manufacturing of the Company’s cellulosic transportation fuels from Mississippi-grown biomass. Principal payments on the loan are due semiannually on June 30 and December 31 of each year and commenced on December 31, 2012 and will be paid on such dates over 20 years. In addition, the Company is required to pay the entire outstanding principal amount of the loan, together with all other applicable costs, charges and expenses no later than the date 20 years from the date of its first payment on the loan. The loan is non-interest bearing.

The loan agreement contains no financial covenants, and events of default include a failure by KiOR Columbus or KiOR to make specified investments within Mississippi by December 31, 2015, including an aggregate $500.0 million investment in property, plant and equipment located in Mississippi and expenditures for wages and direct local purchases in Mississippi totaling $85.0 million. If an event of default occurs and is continuing, the MDA may accelerate amounts due under the loan agreement. The loan is secured by certain equipment, land and buildings of KiOR Columbus.

In, 2011, the Company received all $75.0 million under the Mississippi Development Authority loan to reimburse the Company for expenses incurred on the construction of its initial-scale commercial production facility located in Columbus, Mississippi.

The non-interest bearing component of the Mississippi Development Authority Loan was intended to incentivize the Company to design, construct and operate its initial-scale commercial production facility in Mississippi. The Company imputed interest on the Mississippi Development Authority Loan and determined the loan discount to be the difference between the face value of the loan and the discounted present value of the loan using an estimated market rate of 5.5%, with such rate based on interest bearing loans of a similar nature and terms. Of the $75.0 million in loan proceeds received, the Company estimated approximately $32.2 million was attributable to the non-interest bearing component of the loan. Consequently, the Company recorded a discount on the Mississippi Development Authority Loan of $32.2 million and a reduction of the capitalized cost of the related assets for which the Company was reimbursed in the same amount. The loan discount is recognized as interest expense, subject to interest capitalization during the construction phase, using the effective interest method. As of December 31, 2012, $3.4 million of the loan discount had been recognized as interest expense and subsequently capitalized.

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

The Company agreed to pay the lender an end of term charge of $415,000, which consists of 7.5% of the original advances of $5.0 million, or $375,000, plus a $40,000 amendment fee the Company agreed to pay the lender on the maturity date. The Company is amortizing the end of term charge and amendment fee over the life of the loan and includes such amounts in interest expense on the Consolidated Statements of Operations. The Company had amortized approximately $399,000 as of December 31, 2012, which is included in the principal balance of the loan. As of December 31, 2012, borrowings of approximately $1.9 million on Equipment Loan #1 were outstanding.

Equipment Loan #2 — On March 25, 2010, the Company entered into an equipment loan agreement with Silicon Valley Bank with total availability of $1.0 million, limited to two advances of at least $500,000 each. The full amount of the availability under the loan agreement was drawn down in a single advance of $1 million. The loan is payable monthly over a three-year period at an annual interest rate of 10%. The maturity date of the loan is May 2013. The loan is collateralized by the equipment purchased with the advances at a cost of approximately $1.3 million. As of December 31, 2012, borrowings of approximately $137,000 were outstanding under this loan.

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

Interest expense

For the years ended December 31, 2012, 2011 and 2010, interest expense incurred was $21.3 million, $2.5 million, and $1.9 million, respectively, of which all was capitalized except for approximately $274,000 in 2012 and $1.8 million in 2010.

8. Income Taxes

Loss before income taxes was comprised of the following:

	Years Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
United States	$(96,435)	$(64,055)	$(45,908)
Foreign	—	—	(16)

	$(96,435)	$(64,055)	$(45,924)

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The amounts of income tax provision consisted of the following:

	Years Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
United States — current and deferred	$—	$—	$—
Foreign — current and deferred	—	—	3

	$—	$—	$3

Deferred income tax provisions result from temporary differences in the recognition of expenses for financial reporting purposes and for tax reporting purposes. The effects of these differences are presented as deferred income tax assets and liabilities as follows:

	December 31,
	2012	2011
	(Amounts in thousands)
Federal net operating loss carryforward	$42,661	$28,502
Section 195 capitalization — start-up expenditures	28,795	11,851
Other	4,708	4,331

Gross deferred tax assets	76,164	44,684

Basis difference related to property and equipment	(5,605)	(4,110)

Gross deferred tax liabilities	(5,605)	(4,110)

Net deferred tax assets	70,559	40,574
Valuation allowance	(70,559)	(40,574)

	$—	$—

If unused, the net operating loss carryforwards begin expiring in 2028. The Company has a full valuation allowance for its net deferred tax assets because the Company has incurred losses since inception. Certain changes in the ownership of the Company could result in limitations on the Company’s ability to utilize the federal net operating loss carryforwards. The Company incurred a net windfall during 2012 as a result of the difference between the book and tax deductions for restricted stock. Since the Company is in a taxable loss position for 2012 and cannot carry back the NOL to generate a cash tax refund, the benefit of the excess tax deduction has not been recorded to additional paid-in capital in the financial statements. In addition, a deferred tax asset for the net operating loss created by the windfall has not been recorded. The estimated gross suspended NOL at the end of 2012 is $4.7 million.

The following table summarizes the differences between income tax expense based on the Company’s effective tax rate and the federal statutory income tax rate of 35%:

	Years Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
Income tax benefit at statutory rate	$(33,752)	$(22,419)	$(16,091)
Increase (decrease) in taxes resulting from:
Permanent differences	3,766	569	3,451
Foreign taxes	—	—	—
Valuation allowance on tax assets	29,986	21,850	12,643

Income tax expense	$—	$—	$3

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

Leases

Operating leases are primarily for rental of land, modular office, lab buildings, lab instrumentation, and office and logistic equipment. All leases expire between 2012 and 2027. The Company recognizes rent expense on a straight-line basis over the noncancelable lease term. Rental expense for operating leases was approximately $2.7 million and $981,000 for the years ended December 31, 2012 and 2011, respectively.

The Company has an operating lease agreement for the land used for headquarters in Pasadena, Texas. The term of the lease is for 5 years ending on August 31, 2016, with annual rent of $275,000. The Company has the right to renew the agreement for 3 additional 5 year terms. Annual rent is subject to increase for inflation.

In June 2012 the Company entered into an operating lease agreement for use of a nitrogen plant at the Columbus, Mississippi facility. The term of the lease is for 10 years ending on June 1, 2022, with annual rent of $402,000.

In July 2012 the Company entered into an operating lease agreement for use of a hydrogen plant at the Columbus, Mississippi facility. The term of the lease is for 15 years ending on July 1, 2027 with annual rent of about $2.1 million.

For the next five years, the scheduled minimum rental commitments under non-cancelable operating leases at December 31, 2012, consist of the following (amounts in thousands):

2013	$3,320
2014	2,959
2015	2,784
2016	2,675
2017	2,475

$14,213

Commitments under the Mississippi Development Authority Loan

Under the Mississippi Development Authority Loan agreement, KiOR Columbus committed to make specified investments within Mississippi by December 31, 2015, including an aggregate $500.0 million investment in property, plant and equipment located in Mississippi and expenditures for wages and direct local purchases totaling $85.0 million. The Company is a parent guarantor for the payment of the outstanding balance under the loan. As of December 31, 2012, KiOR Columbus had $73.1 million in outstanding borrowings under the loan which are guaranteed by the Company.

10. Related-Party Transactions

In January 2012, the Company entered into a Loan and Security Agreement with the Alberta Lenders and Khosla, in which the Alberta Lenders have made a term loan to the Company in the principal amount of $50 million and Khosla has made a term loan to the Company in the principal amount $25 million, for a total of $75 million in principal amount. In March 2013, the Company entered into an amendment to its Loan and Security Agreement which, among other things, increased the amount available from Khosla under the facility by $50 million. See Note 7 – Long-Term Debt for a description of the loan and Note 14 – Subsequent Events for details on the amendment. Both the Alberta Lenders and Khosla are beneficial owners of more than 5% of our existing common stock.

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

Common Stock Warrants Outstanding

Warrants Issued in Connection with Equipment Loans

In connection with Equipment Loan #2, the Company issued warrants to purchase 16,998 shares of the Company’s Series B convertible preferred stock at an exercise price of $2.941 per share. The warrants are exercisable upon issuance and expire ten years from the issuance date. The issuance date fair value of these warrants was estimated to be $42,000 and has been recorded as a reduction, or discount, to the carrying value of the loan. The discount is being amortized to interest expense over the term of the loan. The warrants were valued on the issuance date using the following assumptions: a risk-free interest rate of 0.50%, expected volatility of 98.8%, no expected dividend yield and a term of ten years. Upon the close of the Company’s initial public offering on June 29, 2011, warrants to purchase 16,998 shares of Series B convertible preferred stock automatically converted into warrants to purchase an equivalent number of Class A common stock. Warrants issued in connection with Equipment Loan #2 were still outstanding as of December 31, 2012.

Warrants Issued in Connection with Amendments of Equipment and Business Loan

In connection with the amendment to Equipment Loan #1 and the Company’s Business Loan in February 2011 and April 2011, the Company agreed to issue warrants to purchase $300,000 of securities issued in a next-round equity financing, which resulted in the Company issuing warrants to purchase 61,200 shares of Series C convertible Preferred Stock at an exercise price of $4.902 per share. Upon the close of the initial public offering on June 29, 2011, warrants to purchase 61,200 shares of Series C convertible preferred stock automatically converted into warrants to purchase 25,000 shares of Class A common stock using a conversion price of 80% of the price per share in the Company’s initial public offering. Warrants issued in connection with amendments to Equipment Loan #1 and the Company’s Business Loan were still outstanding as of December 31, 2012.

Warrants Issued in Connection with Alberta Lenders/Khosla Term Loan

Pursuant to the Loan and Security Agreement with the Alberta Lenders and Khosla, at closing the Company issued the Lenders warrants to purchase an aggregate of 1,161,790 shares of the Company’s Class A common stock at an exercise price of $11.62 per share. The fair value of the Initial Warrants was $8.51 per share and was valued on the issuance date using the following assumptions: a risk-free interest rate of 1.30%, expected volatility of 81.50%, no expected dividend yield and a term of seven years. In addition, the Company elected payment of paid-in-kind interest on the first day of each month from March 2012 through December 2012. The table below shows warrants issued and assumptions used to value the warrants:

	March 1, 2012	April 1, 2012	May 1, 2012	June 1, 2012	July 1, 2012	August 1, 2012	September 1, 2012	October 1, 2012	November 1, 2012	December 1, 2012
Shares issuable	23,293	14,163	19,142	22,698	22,425	26,520	28,851	23,550	39,163	36,177
Fair value	$6.04	$10.31	$7.27	$5.98	$6.28	$5.24	$5.19	$6.51	$4.46	$4.19
Exercise Price	$11.62	$13.15	$11.62	$11.62	$11.62	$11.62	$11.62	$11.62	$11.62	$11.62
Expected volatility	81.50%	88.00%	88.00%	83.00%	83.00%	83.00%	83.00%	83.00%	83.00%	83.00%
Risk-free interest rate	0.55%	1.61%	1.35%	0.93%	1.11%	1.03%	1.01%	1.04%	1.16%	1.04%
Dividend yield	—	—	—	—	—	—	—	—	—	—
Expected term (in years)	7	7	7	7	7	7	7	7	7	7

The warrants may be exercised by payment of the exercise price in cash or on a net issuance basis. All warrants issued pursuant to the Loan and Security Agreement were outstanding as of December 31, 2012.

Common Stock Warrants Exercised

During the year ended December 31, 2012, warrants to purchase 213,860 shares were exercised for 147,863 shares, net, of Class A common stock and warrants to purchase 411,312 shares were exercised for 392,155 shares, net, of Class B common stock. See Note 14 – Subsequent Events for information regarding the Company’s Mandatory Convertible Preferred Stock.

12. Employee Benefit Plan

The Company has a 401(k) plan covering all of its U.S. employees. Effective May 1, 2010, the Company began matching 100% of the first 3% of individual employee contributions and 50% of the next 2% of individual employee contributions. New employees can immediately join the plan and participants immediately vest in employer matching contributions. Employer matching contributions under the plan totaled $711,000, $436,000, and $158,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

13. Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense related to options and restricted stock granted was allocated to research and development expense and sales, general and administrative expense as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Research and development	$1,904	$769	$228
Sales, general and administrative	11,449	5,385	702

Total stock-based compensation expense	$13,353	$6,154	$930

The amount of the excess tax benefits and the related APIC have not been set up as net operating losses are currently being carried forward, and not currently monetized.

Amended and Restated 2007 Stock Option/Stock Issuance Plan

The Company established the 2007 Stock Option/Stock Issuance Plan (the “2007 Plan”) as a method to grant stock options and Class A and Class B common stock as an incentive to employees and nonemployees. The 2007 Plan, as originally approved, provided for a maximum of 10.2 million common shares to be granted to eligible employees, consultants and directors. On April 16, 2010, the 2007 Plan was amended such that the maximum number of common shares to be granted to eligible employees, consultants and directors was increased to 22.0 million. Options granted under the 2007 Plan are granted at an exercise price that approximates the fair market value of the stock at the time the option is granted. The fair value of all option grants is estimated using the Black-Scholes model. The stock options expire on the tenth anniversary of the date of grant. A portion of the stock options became exercisable upon issuance and the remaining stock options vested ratably over a five-year period. Shares of common stock or Class A common stock issued under the 2007 Plan were granted at the discretion of the 2007 Plan administrator and were either granted through the immediate purchase of such shares or as a bonus for services rendered to the Company. Options to purchase approximately 6.4 million shares of Class A common stock and options to purchase approximately 4.3 million shares of Class B common stock were outstanding as of December 31, 2012 under the 2007 Plan. Options to purchase approximately 6.3 million shares of Class B common stock and options to purchase approximately 7.3 million shares of Class A common stock were outstanding as of December 31, 2011. The restricted shares have graded vesting in the range of four to five years.

Stock option activity for the Company under the 2007 Plan was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2011	13,566	$1.50
Options Granted	—	—
Exercised	(2,263)	0.59
Forfeited	(622)	1.53

Outstanding at December 31, 2012	10,681	$1.68	6.7	$53,747

Exercisable	6,353	$1.22	7.0	$34,070

There were no options granted during the year ended December 31, 2012 under the 2007 plan. The weighted-average grant-date fair value of options granted during the years ended December 31, 2011, and 2010 was $7.13, and $0.80, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010 was, $19.4 million, $4.3 million, and $0.5 million, respectively. There remains $12.6 million in unrecognized stock-based compensation cost that is expected to be recognized over a weighted-average period of 2.4 years.

The weighted average assumptions used to value stock option grants under the 2007 Plan for the years ended December 31, 2011 and 2010 are as follows:

	Years Ended December 31,
	2011	2010
Expected volatility	83.15%	107.97%
Risk-free interest rate	2.12%	0.57%
Dividend yield	—%	—%
Expected term (in years)	5.70	1.50

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

Restricted stock activity for the Company under the 2007 Plan was as follows:

	Number of Shares (In thousands)	Weighted- Average Grant- Date Fair Value
Nonvested—December 31, 2011	889	$15.00
Granted	—	—
Vested	(198)	15.00
Forfeited	(16)	15.00

Nonvested—December 31, 2012	675	$15.00

As of December 31, 2012, there was $10.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 3.1 years.

Following the effectiveness of the Company’s 2011 Long-Term Incentive Plan described below, no further awards were made under the 2007 Plan.

2011 Long-Term Incentive Plan

The Company’s 2011 Long-Term Incentive Plan (the “2011 Plan”) became effective upon the completion of the Company’s initial public offering. The 2011 Plan provides for a maximum of approximately 10.2 million Class A common shares to be granted to eligible employees, consultants, and directors. Under the 2011 Plan, the compensation committee of the Board of Directors may grant awards in the form of stock options, stock appreciation rights, restricted or unrestricted shares of Class A common stock, units denominated in Class A common stock, cash and performance units representing the right to receive Class A common stock upon the attainment of certain performance goals. Any of the above awards may be subject to the attainment of one or more performance goals.

Stock option activity for the Company under the 2011 Plan was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2011	214	$14.76
Options Granted	45	7.75
Exercised	—	—
Forfeited	(10)	14.01

Outstanding at December 31, 2012	249	$13.53	8.9	$—

Exercisable	54	$14.75	8.7	$—

The weighted-average grant-date fair value of options granted under the 2011 Plan during the year ended December 31, 2012 was $5.72. There is a remaining $1.8 million in unrecognized stock-based compensation cost that is expected to be recognized over a weighted-average period of 3.7 years. The fair value of the options granted under the 2011 Plan was calculated using the following assumptions:

	Years Ended December 31,
	2012	2011
Expected volatility	83%	80.5%
Risk-free interest rate	1.11%	1.16%
Dividend yield	—%	—%
Expected term (in years)	7	6.3

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

Restricted stock activity for the Company under the 2011 Plan was as follows:

	Number of Shares (In thousands)	Weighted- Average Grant-Date Fair Value
Nonvested—December 31, 2011	249	$13.77
Granted	1,050	8.85
Vested	(99)	10.68
Canceled or forfeited	(5)	11.98

Nonvested—December 31, 2012	1,195	$9.71

As of December 31, 2012, there was $11.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2011 Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years.

In March 2012, the compensation committee of the Board of Directors approved the performance metrics for the Company’s 2012 Company Annual Incentive Plan, or the 2012 Incentive Plan. The Company’s officers and key employees participated in the 2012 Incentive Plan. The purpose of the 2012 Incentive Plan is to incentivize performance by its officers and key employees during 2012 to achieve its short-term and strategic goals and to align the interest of its officers and key employees with the interest of its stockholders. Each participant in the 2012 Incentive Plan is given a target bonus and awards under the 2012 Incentive Plan are paid out in shares of Class A common stock under the Company’s 2011 Plan. Participants in the 2012 Incentive Plan have the ability to receive up to 200% of the target number of shares. In March 2013, the Company’s compensation committee determined that the performance goals were partially met and granted fully vested shares of Class A common stock to the plan participants who were still employees at the time of grant.

For the year ended December 31, 2012, the Company had target awards for an aggregate of 612,500 shares of Class A common stock under the 2012 Incentive Plan. For the year ended December 31, 2012, the Company recorded approximately $3.1 million in stock compensation expense related to the performance awards under the 2012 Plan, and the Company expects to expense approximately $1.1 million ratably through March 2013.

2012 Employee Stock Purchase Plan

In June 2012, the Company’s Board of Directors adopted, and the Company’s stockholders subsequently approved, the Company’s 2012 Employee Stock Purchase Plan (the “2012 ESPP”), which commenced on July 1, 2012. The 2012 ESPP provides for a maximum of approximately 3.5 million shares of Class A common stock to be granted to eligible employees of the Company and any of its subsidiaries. Under the 2012 ESPP, the Company allows eligible employees to semi-annually purchase, through payroll deductions, shares of Class A common stock at a discount of up to 15% less than the fair market value at specified dates. Contributions to the 2012 ESPP are limited to 10% of the employee’s pay during each of the two six-month offering periods each year and employees may not purchase more than $25,000 in shares each calendar year.

The awards granted for the purchase period beginning July 1, 2012 under the 2012 ESPP had a fair value of $3.47 per share using the following assumptions: a risk-free interest rate of 0.15%, expected volatility of 77%, expected dividend yield of 0%, and an expected term of 0.5 years. For the purchase period July 1, 2012 through December 31, 2012, KiOR purchased 43,444 shares for its employees.

14. Subsequent Events

In March 2013, the Company entered into an amendment to its Loan and Security Agreement with the Lenders. Pursuant to the original Loan and Security Agreement, the Alberta Lenders had made a term loan to the Company in the principal amount of $50 million and Khosla had made a term loan to the Company in the principal amount $25 million, for a total of $75 million in principal amount. The amendment, among other things, (i) increases the amount available under the facility by $50 million, which the Company may borrow from Khosla, based on the Company’s capital needs, before March 31, 2014, subject to the terms of the Loan and Security Agreement, (ii) replaces the requirement to make installment payments of principal and interest with a single balloon payment at maturity, (iii) allows the Company to elect payment of paid-in-kind interest throughout the term of the loan, (iv) modifies certain financial and negative covenants, including a covenant that required the Company to complete an equity offering meeting certain conditions on or before March 31, 2013, (v) requires the Company to raise additional capital in the amount of $175 million on or before March 31, 2014 unless it demonstrates three months cash on hand, (vi) increases by $25 million the limit on the amount of capital expenditures the Company can make on its first standard commercial production facility prior to raising additional funds and (vii) provides for the conversion, subject to the satisfaction of certain conditions, of (A) the secured obligations and certain other amounts in connection therewith owed to certain of the Lenders into the debt issued in connection with the Company’s financing of its Natchez facility and (B ) the secured obligations and certain other amounts in connection therewith owed to certain of the Lenders into equity securities issued in connection with the Company’s financing of its Natchez facility.

In order to borrow the additional amounts of up to $50 million in the aggregate from Khosla, (i) the Company must provide Khosla with a near term cash flow forecast demonstrating the need for such borrowing, (ii) at the time of and after giving effect to such advance, no event of default (as such term is defined under the Loan and Security Agreement) has occurred or is continuing, (iii) the Company must issue to Khosla a Subsequent Drawdown Warrant (as defined below) and (iv) the Company may not have consummated an offering of debt securities resulting in gross proceeds to the Company in an amount of $75 million or more (including any term loans (excluding any paid-in-kind interest) made by Khosla under the Loan and Security Agreement on or after the effective date of the Amendment). Any additional borrowings from Khosla are considered a part of the Loan Advance.

In connection with the amendment described above, the Company agreed to pay the Alberta Lenders $100,000 for costs and expenses and agreed to issue certain warrants as described below.

In partial consideration for the amendment to the Loan and Security Agreement described above, the Company issued the Lenders warrants to purchase an aggregate of 619,867 shares of its Class A common stock for an exercise price per share of $5,71, (the “ATM Warrants”). In addition, on the first day of each subsequent 12 month period, the Company agreed to grant to the Lenders additional shares under their respective ATM Warrants equal to (i) 3.75% of the average principal balance of the Loan Advance payable to such Lender as of the last calendar day of each of the subsequent twelve (12) months, divided by (ii) 100% of the volume-weighted average closing market price per share of the Company’s Class A Common Stock over the 20 consecutive trading days ending on, but excluding, the day of grant (the “Average Market Price”). The ATM Warrants expire on August 3, 2020. The ATM Warrant issued to Khosla will not be exercisable until the ATM Warrant issuance has been approved by the stockholders of the Company.

The Company must also issue Khosla warrants, (the “Subsequent Drawdown Warrants”), to purchase shares of its Class A common stock in connection with each subsequent Loan Advance from Khosla. The number of shares of the Company’s Class A common stock underlying the Subsequent Drawdown Warrant (assuming no net issuance) is an amount equal to 18% of the amount of the subsequent Loan Advances from Khosla divided by the Average Market Price. The Subsequent Drawdown Warrants expire on August 3, 2020. The Subsequent Drawdown Warrant issued to Khosla will not be exercisable until the Subsequent Drawdown Warrant issuance has been approved by the stockholders of the Company.

In addition, the Company must issue each Lender one or more additional warrants to purchase shares of its Class A common stock if it elects payment of paid-in-kind interest on the outstanding principal balance of the Loan Advance for any month, (the “PIK Warrants”). Any PIK Warrants issued subsequent to the amendment of the Loan and Security Agreement are referred to as the “Subsequent PIK Warrants.”

The number of shares of the Company’s Class A common stock underlying the Subsequent PIK Warrants (assuming no net issuance) is an amount equal to 18% of the amount of interest paid-in-kind payable over the following 12 months divided by the Average Market Price. The Subsequent PIK Warrants expire on August 3, 2020. The Company has elected to pay-in-kind interest over the 12 months following April 1, 2013. As such, in connection with closing, the Company issued the Lenders Subsequent PIK warrants to purchase an aggregate of 478,626 shares of its Class A common stock for an exercise price per share of $5.71. The Subsequent PIK Warrants issued to Khosla will not be exercisable until the Subsequent PIK Warrant issuances have been approved by the stockholders of the Company.

The number of shares for which each PIK Warrant, Subsequent Drawdown Warrant and ATM Warrant is exercisable and the associated exercise price is subject to certain anti-dilution adjustments. Each PIK Warrant, Subsequent Drawdown Warrant and ATM Warrant may be exercised by payment of the exercise price in cash or on a net issuance basis. The warrants the Company issues under its Loan and Security Agreement obligate the Company to file a registration statement on Form S-3 covering the resale of such warrants and the shares of the Company’s Class A common stock issuable upon exercise of such warrants. Subsequent PIK Warrants and ATM Warrants issued by the Company in connection with the amendment require the Company to register the resale of such warrants and the shares underlying such warrants on a registration statement on Form S-3 as soon as reasonably practicable, but in no event later than June 30, 2013. The Company is currently discussing with the warrant holders the timing of such a registration statement.

The Company and the Lenders have agreed that without the Company first obtaining the approval of its stockholders, the Company shall not have any obligation to issue, and shall not issue, any warrants under the Loan and Security Agreement (including without limitation the ATM Warrants, the Subsequent Drawdown Warrants and the Subsequent PIK Warrants) to the extent that their issuance, when aggregated, would obligate the Company to issue more that 19.99% of the outstanding Class A common stock of the Company (or securities convertible into such Class A common stock), or the outstanding voting power, as calculated immediately prior to the execution of the Amendment (subject to appropriate adjustments for any stock splits, stock dividends, stock combinations or similar transactions), in each case at a price less than the greater of the book or market value of the Class A common stock.

SUPPLEMENTARY FINANCIAL DATA

Selected Quarterly Financial Data (Unaudited)

The following table presents selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended December 31, 2012. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented. Net loss per share—basic and diluted, for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.

	Quarter
	First	Second		Third	Fourth
	(In Thousands, except share and per share amounts)
Year Ended December 31, 2012
Loss from operations	$(16,550)	$(22,974)		$(26,956)	$(29,694)
Net loss attributable to common stockholders	$(16,822)	$(22,967)		$(26,952)	$(29,694)
Net loss per share—basic and diluted	$(0.16)	$(0.22)		$(0.26)	$(0.28)
Shares used in calculation—basic and diluted	103,139,012	104,317,952		104,805,198	105,149,221
Year Ended December 31, 2011
Loss from operations	$(11,983)	$(15,447)		$(14,772)	$(14,945)
Net loss attributable to common stockholders	$(13,393)	$(40,620	)(1)	$(14,770)	$(14,941)
Net loss per share—basic and diluted	$(0.16)	$(0.43)		$(0.15)	$(0.15)
Shares used in calculation—basic and diluted	16,329,653	19,208,264		101,724,248	102,071,843

(1)	During the three months ended June 30, 2011, the Company recorded a deemed dividend related to the beneficial conversion feature of the Series C convertible preferred stock of $19.7 million, which converted into Class A common stock at the time of the IPO.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment and such criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included under the headings, “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct,” “Director Nominations Process,” “Committees of the Board of Directors – Audit Committee” in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be held on May 30, 2013 (the “Proxy Statement”) is incorporated herein by reference. We anticipate filing the Proxy Statement within 120 days after December 31, 2012. With the exception of information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.

In addition, information with respect to our executive officers is set forth in Item 4 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” and is incorporated by reference herein.

Item 11. EXECUTIVE COMPENSATION

The information included under the headings, “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation of Directors,” “Risk Considerations in Our Compensation Program,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” in the Proxy Statement is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information included under the headings, “Security Ownership of Management and Certain Beneficial Owners,” and “Equity Compensation Plans” in the Proxy Statement is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information included under the headings, “Certain Relationships and Related Person Transactions,” “Policies and Procedures for Related Person Transactions” and “Director Independence” in the Proxy Statement is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information included under the headings, “Independent Registered Public Accounting Firm’s Fees” and “Audit Committee Preapproval Policy” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this report on Form 10-K:

(1)	Financial Statements. Reference is made to the Index to the registrant’s the Financial Statements under Item 8 in Part II of this Form 10-K.

(2)	Financial Statement Schedules. All financial statement schedules have been omitted because they are not applicable or are not required, or because the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(3)	Exhibits. The exhibits listed on the accompanying index to exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this report on Form 10-K.

(b)	Exhibits

The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of KiOR, Inc.	S-8	333-175220	4.1	June 29, 2011

3.2	Amended and Restated Bylaws of KiOR, Inc.	S-8	333-175220	4.2	June 29, 2011

4.1	Specimen Stock Certificate representing Class A common stock.	S-1	333-173440	4.1	June 10, 2011

4.2	Amended and Restated Investors’ Rights Agreement dated April 21, 2011, among the Registrant and the Registrant’s securityholders listed therein.	S-1	333-173440	4.2	May 18, 2011

4.3	Preferred Stock Purchase Warrant issued December 30, 2008 by KiOR, Inc. to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.4	April 11, 2011

4.4	Preferred Stock Purchase Warrant issued January 27, 2010 by KiOR, Inc. to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.5	April 11, 2011

4.5	Preferred Stock Purchase Warrant issued January 27, 2010 by KiOR, Inc. to Leader Equity LLC.	S-1	333-173440	4.6	April 11, 2011

4.6	Warrant to Purchase Stock issued March 17, 2010, by KiOR, Inc. to Silicon Valley Bank.	S-1	333-173440	4.7	April 11, 2011

4.7	Form of Class A Common Stock Purchase Warrant issued July 28, 2010.	S-1	333-173440	4.7	May 18, 2011

4.8	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of January 26, 2012 issued by the Company to 1538731 Alberta Ltd.	8-K	001-35213	10.2	January 27, 2012

4.9	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of January 26, 2012 issued by the Company to 1538716 Alberta Ltd.	8-K	001-35213	10.3	January 27, 2012

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
4.10	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of January 26, 2012 issued by the Company to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	10.4	January 27, 2012

4.11	Loan and Security Agreement No. 1451, dated as of December 30, 2008, between KiOR, Inc. and Lighthouse Capital Partners VI, L.P. ( “Loan 1451”).	S-1	333-173440	4.8	June 1, 2011

4.12	Amendment No. 1, dated as of February 28, 2011, to Loan 1451.	S-1	333-173440	4.9	May 18, 2011

4.13	Amendment No. 2, dated as of April 12, 2011, to Loan 1451.	S-1	333-173440	4.10	May 18, 2011

4.14	Loan and Security Agreement No. 1452, dated as of January 27, 2010, between KiOR, Inc. and Lighthouse Capital Partners VI, L.P., as Agent ( “Loan 1452”).	S-1	333-173440	4.11	June 1, 2011

4.15	Amendment No. 1, dated as of June 30, 2010, to Loan 1452.	S-1	333-173440	4.12	May 18, 2011

4.16	Amendment No. 2, dated as of February 28, 2011, to Loan 1452.	S-1	333-173440	4.13	June 1, 2011

4.17	Amendment No. 3, dated as of April 12, 2011, to Loan 1452.	S-1	333-173440	4.14	May 18, 2011

4.18	Preferred Stock Purchase Warrant issued June 6, 2011 to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.15	June 10, 2011

4.19	Preferred Stock Purchase Warrant issued June 6, 2011 to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.16	June 10, 2011

4.20	Preferred Stock Purchase Warrant issued June 6, 2011 to Leader Lending, LLC.	S-1	333-173440	4.17	June 10, 2011

10.1	Loan Agreement, dated as of March 17, 2011, between KiOR Columbus LLC and the Mississippi Development Authority.	S-1	333-173440	10.1	April 11, 2011

10.2	Purchase Money Security Agreement dated March 17, 2011, between KiOR Columbus LLC and the Mississippi Development Authority.	S-1	333-173440	10.2	April 11, 2011

10.3	Loan and Security Agreement dated as of January 26, 2012 among the Company, KiOR Columbus LLC, 1538731 Alberta Ltd., 1538716 Alberta Ltd. and KFT Trust, Vinod Khosla, Trustee.	8-K	001-35213	10.1	January 27, 2012

10.4(a)	Form of Warrant Agreement to Purchase Shares of Class A Common Stock (included as Exhibit F to the Loan and Security Agreement)	8-K	001-35213	10.2	January 27, 2012

10.4(b)	Schedule of Warrants Issued					X

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.5†	Amended and Restated 2007 Stock Option/Stock Issuance Plan.	S-1	333-173440	10.3	April 11, 2011

10.6†	Form of Option Award Agreement under the Amended and Restated 2007 Stock Option/Stock Issuance Plan.	S-1	333-173440	10.4	April 11, 2011

10.7†	Form of Stock Award Agreement under the Amended and Restated 2007 Stock Option/Stock Issuance Plan.	S-1	333-173440	10.5	April 11, 2011

10.8†	Form of 409A Option Award Agreement under the Amended and Restated 2007 Stock Option/Stock Issuance Plan.	S-1	333-173440	10.6	June 1, 2011

10.9	Amended and Restated 2011 Long-Term Incentive Plan	8-K	001-35213	99.2	June 20, 2012

10.10†	Form of Incentive Option Award Agreement under the 2011 Long-Term Incentive Plan.	10-K	001-35213	10.9	March 27, 2012

10.11†	Form of Restricted Stock Award Agreement under the 2011 Long-Term Incentive Plan.	10-K	001-35213	10.10	March 27, 2012

10.12†	Form of Non-Qualified Option Award Agreement under the 2011 Long-Term Incentive Plan.	10-K	001-35213	10.11	March 27, 2012

10.13†	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan.	10-K	001-35213	10.12	March 27, 2012

10.14†	2012 Employee Stock Purchase Plan	8-K	001-35213	99.1	June 20, 2012

10.15†	Form of Indemnification Agreement.	S-1	333-173440	10.8	May 18, 2011

10.16	Memorandum of Understanding, dated as of April 14, 2011, among KiOR, Inc., KiOR Columbus, LLC, Lowndes County, Mississippi, the Lowndes County Port Authority and the City of Columbus, Mississippi.	S-1	333-173440	10.9	May 18, 2011

10.17	Hydrogen On-Site Supply Agreement, dated as of December 10, 2010, by and between Matheson Tri-Gas, Inc. and KiOR, Inc.	S-1	333-173440	10.10	May 18, 2011

10.18**	Feedstock Supply Agreement, dated as of May 27, 2011, between Catchlight Energy LLC and KiOR Columbus LLC.	S-1	333-173440	10.11	June 10, 2011

10.19†	Form of Performance and Retention Agreement.	8-K	001-35213	10.1	March 15, 2012

21.1	Subsidiaries.					X

23.1	Consent of PricewaterhouseCoopers LLP.					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Fred Cannon (Principal Executive Officer).					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of John Karnes (Principal Financial Officer).					X

32.1	Section 1350 Certification of Fred Cannon (Principal Executive Officer) and John Karnes (Principal Financial Officer).					X

101.INS***	XBRL Instance Document.					X

101.SCH***	XBRL Taxonomy Extension Schema Document.					X

101.CAL***	XBRL Taxonomy Calculation Linkbase Document.					X

101.LAB***	XBRL Taxonomy Label Linkbase Document.					X

101.PRE***	XBRL Taxonomy Presentation Linkbase Document.					X

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.					X

†	Management contract or compensatory plan or arrangement.
***	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2012, December 31, 2011, and December 31, 2010, (iii) Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2012, December 31, 2011, and December 31, 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, December 31, 2011, and December 31, 2010, and (v) Notes to Consolidated Financial Statements.

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

KiOR, INC.

Date: March 18, 2013	By:	/s/ Fred Cannon
Fred Cannon,
President and Chief Executive Officer

Date: March 18, 2013	By:	/s/ John H. Karnes
John H. Karnes,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 18, 2013.

Signature	Title

/s/ John H. Karnes	Chief Financial Officer
John H. Karnes,	(Principal Financial Officer and Principal Accounting Officer)

/s/ Fred Cannon	President and Chief Executive Officer
Fred Cannon,	(Principal Executive Officer)

/s/ Ralph Alexander	Director
Ralph Alexander

/s/ Samir Kaul	Director
Samir Kaul

/s/ David J. Paterson	Director
David J. Paterson

/s/ Condoleezza Rice	Director
Condoleezza Rice

/s/ William Roach	Director
William Roach

/s/ Gary L. Whitlock	Director
Gary L. Whitlock

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of KiOR, Inc.	S-8	333-175220	4.1	June 29, 2011

3.2	Amended and Restated Bylaws of KiOR, Inc.	S-8	333-175220	4.2	June 29, 2011

4.1	Specimen Stock Certificate representing Class A common stock.	S-1	333-173440	4.1	June 10, 2011

4.2	Amended and Restated Investors’ Rights Agreement dated April 21, 2011, among the Registrant and the Registrant’s securityholders listed therein.	S-1	333-173440	4.2	May 18, 2011

4.3	Preferred Stock Purchase Warrant issued December 30, 2008 by KiOR, Inc. to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.4	April 11, 2011

4.4	Preferred Stock Purchase Warrant issued January 27, 2010 by KiOR, Inc. to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.5	April 11, 2011

4.5	Preferred Stock Purchase Warrant issued January 27, 2010 by KiOR, Inc. to Leader Equity LLC.	S-1	333-173440	4.6	April 11, 2011

4.6	Warrant to Purchase Stock issued March 17, 2010, by KiOR, Inc. to Silicon Valley Bank.	S-1	333-173440	4.7	April 11, 2011

4.7	Form of Class A Common Stock Purchase Warrant issued July 28, 2010.	S-1	333-173440	4.7	May 18, 2011

4.8	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of January 26, 2012 issued by the Company to 1538731 Alberta Ltd.	8-K	001-35213	10.2	January 27, 2012

4.9	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of January 26, 2012 issued by the Company to 1538716 Alberta Ltd.	8-K	001-35213	10.3	January 27, 2012

4.10	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of January 26, 2012 issued by the Company to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	10.4	January 27, 2012

4.11	Loan and Security Agreement No. 1451, dated as of December 30, 2008, between KiOR, Inc. and Lighthouse Capital Partners VI, L.P. ( “Loan 1451”).	S-1	333-173440	4.8	June 1, 2011

4.12	Amendment No. 1, dated as of February 28, 2011, to Loan 1451.	S-1	333-173440	4.9	May 18, 2011

4.13	Amendment No. 2, dated as of April 12, 2011, to Loan 1451.	S-1	333-173440	4.10	May 18, 2011

4.14	Loan and Security Agreement No. 1452, dated as of January 27, 2010, between KiOR, Inc. and Lighthouse Capital Partners VI, L.P., as Agent ( “Loan 1452”).	S-1	333-173440	4.11	June 1, 2011

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
4.15	Amendment No. 1, dated as of June 30, 2010, to Loan 1452.	S-1	333-173440	4.12	May 18, 2011

4.16	Amendment No. 2, dated as of February 28, 2011, to Loan 1452.	S-1	333-173440	4.13	June 1, 2011

4.17	Amendment No. 3, dated as of April 12, 2011, to Loan 1452.	S-1	333-173440	4.14	May 18, 2011

4.18	Preferred Stock Purchase Warrant issued June 6, 2011 to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.15	June 10, 2011

4.19	Preferred Stock Purchase Warrant issued June 6, 2011 to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.16	June 10, 2011

4.20	Preferred Stock Purchase Warrant issued June 6, 2011 to Leader Lending, LLC.	S-1	333-173440	4.17	June 10, 2011

10.1	Loan Agreement, dated as of March 17, 2011, between KiOR Columbus LLC and the Mississippi Development Authority.	S-1	333-173440	10.1	April 11, 2011

10.2	Purchase Money Security Agreement dated March 17, 2011, between KiOR Columbus LLC and the Mississippi Development Authority.	S-1	333-173440	10.2	April 11, 2011

10.3	Loan and Security Agreement dated as of January 26, 2012 among the Company, KiOR Columbus LLC, 1538731 Alberta Ltd., 1538716 Alberta Ltd. and KFT Trust, Vinod Khosla, Trustee.	8-K	001-35213	10.1	January 27, 2012

10.4(a)	Form of Warrant Agreement to Purchase Shares of Class A Common Stock (included as Exhibit F to the Loan and Security Agreement)	8-K	001-35213	10.2	January 27, 2012

10.4(b)	Schedule of Warrants Issued					X

10.5†	Amended and Restated 2007 Stock Option/Stock Issuance Plan.	S-1	333-173440	10.3	April 11, 2011

10.6†	Form of Option Award Agreement under the Amended and Restated 2007 Stock Option/Stock Issuance Plan.	S-1	333-173440	10.4	April 11, 2011

10.7†	Form of Stock Award Agreement under the Amended and Restated 2007 Stock Option/Stock Issuance Plan.	S-1	333-173440	10.5	April 11, 2011

10.8†	Form of 409A Option Award Agreement under the Amended and Restated 2007 Stock Option/Stock Issuance Plan.	S-1	333-173440	10.6	June 1, 2011

10.9	Amended and Restated 2011 Long-Term Incentive Plan	8-K	001-35213	99.2	June 20, 2012

10.10†	Form of Incentive Option Award Agreement under the 2011 Long-Term Incentive Plan.	10-K	001-35213	10.9	March 27, 2012

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.11†	Form of Restricted Stock Award Agreement under the 2011 Long-Term Incentive Plan.	10-K	001-35213	10.10	March 27, 2012

10.12†	Form of Non-Qualified Option Award Agreement under the 2011 Long-Term Incentive Plan.	10-K	001-35213	10.11	March 27, 2012

10.13†	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan.	10-K	001-35213	10.12	March 27, 2012

10.14†	2012 Employee Stock Purchase Plan	8-K	001-35213	99.1	June 20, 2012

10.15†	Form of Indemnification Agreement.	S-1	333-173440	10.8	May 18, 2011

10.16	Memorandum of Understanding, dated as of April 14, 2011, among KiOR, Inc., KiOR Columbus, LLC, Lowndes County, Mississippi, the Lowndes County Port Authority and the City of Columbus, Mississippi.	S-1	333-173440	10.9	May 18, 2011

10.17	Hydrogen On-Site Supply Agreement, dated as of December 10, 2010, by and between Matheson Tri-Gas, Inc. and KiOR, Inc.	S-1	333-173440	10.10	May 18, 2011

10.18**	Feedstock Supply Agreement, dated as of May 27, 2011, between Catchlight Energy LLC and KiOR Columbus LLC.	S-1	333-173440	10.11	June 10, 2011

10.19†	Form of Performance and Retention Agreement.	8-K	001-35213	10.1	March 15, 2012

21.1	Subsidiaries.					X

23.1	Consent of PricewaterhouseCoopers LLP.					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Fred Cannon (Principal Executive Officer).					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of John Karnes (Principal Financial Officer).					X

32.1	Section 1350 Certification of Fred Cannon (Principal Executive Officer) and John Karnes (Principal Financial Officer).					X

101.INS***	XBRL Instance Document.					X

101.SCH***	XBRL Taxonomy Extension Schema Document.					X

101.CAL***	XBRL Taxonomy Calculation Linkbase Document.					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

101.LAB***	XBRL Taxonomy Label Linkbase Document.					X

101.PRE***	XBRL Taxonomy Presentation Linkbase Document.					X

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.					X

†	Management contract or compensatory plan or arrangement.
***	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, (iii) Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, and (v) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.