Form 10-Q
period 2013-03-31
Kior Inc
filed 2013-05-10
CIK 1418862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

There were 53,755,940 and 52,508,834 shares of the registrant’s Class A and Class B common stock, respectively, outstanding on May 3, 2013.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs.

In particular, forward-looking statements in this Quarterly Report include statements about:

•	our ability to obtain additional debt and/or equity financing on acceptable terms, if at all;

•	the sufficiency of our cash to meet our liquidity needs;

•	the timing of and costs related to achieving steady-state operations at our initial scale commercial production facility in Columbus, Mississippi;

•	our ability to continuously operate our facilities without delay or shutdowns;

•	the timing of and costs related to production and generation of revenues at our initial scale commercial production facility in Columbus;

•	the timing of and costs related to the construction and commencement of operations at our planned standard commercial production facility;

•	the accuracy of our estimates regarding expenses, construction costs, future revenue and capital requirements;

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

These forward-looking statements are subject to a number of important risks, uncertainties and assumptions. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. The following important factors, among others, could cause actual results to differ materially and adversely from those contained in forward-looking statements made in this Quarterly Report: our ability to raise additional capital in order to fund our current operations and expand our business; the availability of cash to invest in the ongoing needs of our business; our ability to successfully commercialize our cellulosic gasoline, diesel and fuel oil; our ability to effectively scale our proprietary technology platform and process design; the cost of constructing, operating and maintaining facilities necessary to produce our cellulosic gasoline, diesel and fuel oil in commercial volumes; the ability of our initial-scale commercial production facility, in which we are in the start-up phase, to satisfy the technical, commercial and production requirements under offtake agreements relating to the sale of cellulosic gasoline, diesel and fuel oil; market acceptance of our cellulosic gasoline, diesel and fuel oil; the ability of our initial-scale commercial production facility to produce fuel on time and at expected yields; and our ability to obtain and maintain intellectual property protection for our products and processes, as well as other risks and uncertainties described in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012. Moreover, we operate in a competitive and rapidly changing environment in which new risks emerge from time to time. It is not possible for our management to predict all risks.

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

References

Unless the context requires otherwise, references to “KiOR,” “we,” the “company,” “us” and “our” in this Quarterly Report on Form 10-Q refers to KiOR, Inc., and its subsidiaries.

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$11,111	$40,887
Inventories	2,856	3,239
Prepaid expenses and other current assets	1,993	1,528

Total current assets	15,960	45,654
Property, plant and equipment, net	253,507	246,410
Intangible assets, net	2,280	2,332
Other assets	1,569	1,641

Total assets	$273,316	$296,037

Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,307	5,124
Accounts payable	3,247	4,175
Accrued capital expenditures	867	953
Other accrued liabilities	7,280	5,753

Total current liabilities	16,701	16,005
Related party long-term debt with Alberta Lenders/Khosla term loan, net of discount of $12,093 and $8,171 at March 31, 2013 and December 31, 2012, respectively	78,942	79,843
Long-term debt, less current portion, net of discount of $28,317 and $28,954 at March 31, 2013 and December 31, 2012, respectively	41,059	41,035
Other liabilities	119	146

Total liabilities	136,821	137,029

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock — $0.0001 par value; 2,000,000 shares authorized at March 31, 2013 and December 31, 2012; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized at March 31, 2013 and December 31, 2012; 53,283,421 and 51,873,679 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	4	4
Class B common stock, $0.0001 par value; 70,800,000 shares authorized at March 31, 2013 and December 31, 2012; 52,510,301 and 53,510,301 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	6	6
Additional paid-in capital	394,634	385,812
Deficit accumulated during the development stage	(258,149)	(226,814)

Total stockholders’ equity	136,495	159,008

Total liabilities, convertible preferred stock and stockholders’ equity	$273,316	$296,037

See accompanying notes to consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31		Period from July 23, 2007 (Date of Inception) through March 31,
	2013	2012	2013
	(Amounts in thousands, except per share data)
Revenues:
Product revenue	$68	$—	$153
Renewable identification number revenue	3	—	5

Total revenues	71	—	158

Operating expenses:
Cost of product revenue	$5,408	$—	$5,476
Research and development expenses	9,166	8,431	117,283
General and administrative expenses	14,676	8,119	111,494

Total operating expenses	29,250	16,550	234,253

Loss from operations	(29,179)	(16,550)	(234,095)

Other income (expense), net:
Interest income	1	2	192
Beneficial conversion feature expense related to convertible promissory note	—	—	(10,000)
Interest expense, net of amounts capitalized	(2,157)	(274)	(4,485)
Foreign currency loss	—	—	(435)
Loss from change in fair value of warrant liability	—	—	(9,279)

Other expense, net	(2,156)	(272)	(24,007)

Loss before income taxes	(31,335)	(16,822)	(258,102)
Income tax expense:
Income tax expenses – current	—	—	47

Net loss	$(31,335)	$(16,822)	$(258,149)

Net loss per share of Class A common stock, basic and diluted	$(0.30)	$(0.16)

Net loss per share of Class B common stock, basic and diluted	$(0.30)	$(0.16)

Weighted-average Class A and B common shares outstanding, basic and diluted	105,572	103,139

Other comprehensive loss:
Other comprehensive loss	—	—	—

Comprehensive loss	$(31,335)	$(16,822)	$(258,149)

See accompanying notes to consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Amounts in thousands, except per share data)

(Unaudited)

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock, formerly common stock		Addt’l Paid-in- Capital	Deficit Accum During the Dev. Stage	Acc. Other Comp. Income	Total Stockholders’ Equity (Deficit)
	Shrs	$	Shrs	$	Shrs	$
Issuance of Series A convertible preferred stock	14,400	$2,599	—	—	—	—	—	—	—	$—
Receivable from Series A convertible preferred stockholder	—	(1,155)	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	14,400	1	2,598	—	—	2,599
Net loss	—	—	—	—	—	—	—	(472)	—	(472)

Balance at December 31, 2007	14,400	$1,444	—	$—	14,400	$1	$2,598	$(472)	$—	$2,127
Collection of receivable from Series A convertible preferred stockholder	—	1,155	—	—	—	—	—	—	—	—
Issuance of Series A convertible preferred stock	9,600	1,761	—	—	—	—	—	—	—	—
Issuance of Series A-1 convertible preferred stock	20,572	10,024	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(5,866)	—	(5,866)
Other comprehensive income	—	—	—	—	—	—	—	—	93	93

Balance at December 31, 2008	44,572	$14,384	—	$—	14,400	$1	$2,598	$(6,338)	$93	$(3,646)
Stock-based compensation - options	—	—	—	—	—	—	331	—	—	331
Net loss	—	—	—	—	—	—	—	(14,059)	—	(14,059)
Other comprehensive income	—	—	—	—	—	—	—	—	122	122

Balance at December 31, 2009	44,572	$14,384	—	$—	14,400	$1	$2,929	$(20,397)	$215	$(17,252)
Stock-based compensation - options	—	—	—	—	—	—	730	—	—	730
Stock options exercised	—	—	—	—	524	—	43	—	—	43
Stock-based compensation - Common and Class A common stock	—	—	60	—	896	—	200	—	—	200
Issuance of Series B convertible preferred stock	24,480	120,000	—	—	—	—	—	—	—	—
Issuance of warrants on common stock	—	—	—	—	—	—	298	—	—	298
Net loss	—	—	—	—	—	—	—	(45,927)	—	(45,927)
Other comprehensive loss	—	—	—	—	—	—	—	—	(215)	(215)

Balance at December 31, 2010	69,052	$134,384	60	$—	15,820	$2	$4,199	$(66,324)	$—	$(62,123)

See accompanying notes to consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (continued)

(Amounts in thousands, except per share data)

(Unaudited)

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock, formerly		Addt’l Paid-in-	Deficit Accum During the	Acc. Other Comp.	Total Stockholders’
	Shrs	$	Shrs	$	Shrs	$	Capital	Dev. Stage	Income	Equity (Deficit)
Balance at December 31, 2010	69,052	$134,384	60	$—	15,820	$2	$4,199	$(66,324)	$—	$(62,123)
Issuance of Class A Common Stock
- Public Offering, net of offering costs	—	—	10,800	1	—	—	148,643	—	—	148,644
Common Stock Issued - Restricted	—	—	70	—	—	—	—	—	—	—
Stock Based Compensation - Options	—	—	—	—	—	—	3,607	—	—	3,607
Stock Based Compensation - Restricted	—	—	—	—	—	—	2,547	—	—	2,547
Stock Options/Warrants Exercised	—	—	330	—	1,526	—	336	—	—	336
Exercised options converted from class B to class A	—	—	492	—	(492)	—	—	—	—	—
Issuance of Series C Convertible Preferred Stock	11,220	55,000	—	—	—	—	—	—	—	—
Conversion of Series A Convertible Preferred Stock	(24,000)	(4,360)	—	—	24,000	2	4,358	—	—	4,360
Conversion of Series A-1 Convertible Preferred Stock	(20,572)	(10,024)	—	—	20,572	2	10,022	—	—	10,024
Conversion of Series B Convertible Preferred Stock	(24,480)	(120,000)	24,480	2	—	—	119,998	—	—	120,000
Conversion of Series C Convertible Preferred Stock	(11,220)	(55,000)	4,583	1	—	—	54,999	—	—	55,000
Conversion of Convertible Preferred Stock Warrants Liability	—	—	—	—	—	—	10,399	—	—	10,399
Beneficial Conversion Feature on Issuance of Series C Convertible Preferred Stock and Stock Warrants	—	—	—	—	—	—	19,669	—	—	19,669
Deemed Dividend Related to the Beneficial Conversion Feature on Series C Convertible Preferred Stock and Stock Warrants	—	—	—	—	—	—	(19,669)	—	—	(19,669)
Net loss	—	—	—	—	—	—	—	(64,055)	—	(64,055)

Balance at December 31, 2011	—	$—	40,815	$4	61,426	$6	$359,108	$(130,379)	$—	$228,739
Common Stock Issued - Restricted	—	—	252	—	—	—	—	—	—	—
Equity Bonus Grant	—	—	45	—	—	—	420	—	—	420
Stock Based Compensation - Options	—	—	—	—	—	—	4,285	—	—	4,285
Stock Based Compensation - Restricted	—	—	—	—	—	—	9,068	—	—	9,068
Stock Options/Warrants Exercised	—	—	796	—	2,050	—	1,577	—	—	1,577
Shares converted from class B to class dA	—	—	9,966	—	(9,966)	—	—	—	—	—
Issuance of warrants on common stock	—	—	—	—	—	—	11,354	—	—	11,354
Net loss	—	—	—	—	—	—	—	(96,435)	—	(96,435)

Balance at December 31, 2012	—	$—	51,874	$4	53,510	$6	$385,812	$(226,814)	$—	$159,008

See accompanying notes to consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (continued)

(Amounts in thousands, except per share data)

(Unaudited)

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock, formerly common stock		Addt’l Paid-in- Capital	Deficit Accum During the Dev. Stage	Acc. Other Comp. Income	Total Stockholders’ Equity (Deficit)
	Shrs	$	Shrs	$	Shrs	$
Balance at December 31, 2012	—	$—	51,874	$4	53,510	$6	$385,812	$(226,814)	—	$159,008
Common Stock Issued - Restricted	—	—	320	—	—	—	—	—	—	—
Stock Based Compensation - Options	—	—	—	—	—	—	967	—	—	967
Stock Based Compensation - Restricted	—	—	—	—	—	—	2,759	—	—	2,759
Stock Options/Warrants Exercised	—	—	22	—	68	—	49	—	—	49
Shares converted from class B to class A	—	—	1,068	—	(1,068)	—	—	—	—	—
Issuance of warrants on common stock	—	—	—	—	—	—	5,047	—	—	5,047
Net loss	—	—	—	—	—	—	—	(31,335)	—	(31,335)

Balance at March 31, 2013	—	$—	53,284	$4	52,510	$6	$394,634	$(258,149)	$—	$136,495

See accompanying notes to consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,		Period from July 23, 2007 (Date of Inception) through
	2013	2012	March 31, 2013
Cash flows from operating activities
Net loss	$(31,335)	$(16,822)	$(258,149)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,593	683	9,477
Stock-based compensation	3,726	2,124	24,494
Non cash compensation from warrants issued on common stock	—	—	298
Beneficial conversion feature	—	—	10,000
Derivative fair value adjustments	—	—	9,279
Accrued interest	1,198	—	1,732
Amortization of debt discount	948	—	1,248
Non cash equity bonus	—	133	133
Amortization of prepaid insurance	591	307	1,904
Changes in operating assets and liabilities
Inventories	383	—	(2,856)
Prepaid expenses and other current assets	(975)	19	(2,861)
Accounts payable	(937)	(593)	79
Accrued liabilities	(708)	1,860	3,034

Net cash used in operating activities	(25,516)	(12,289)	(202,188)

Cash flows from investing activities
Purchases of property, plant and equipment	(4,781)	(34,658)	(263,940)
Purchases of intangible assets	—	—	(727)

Net cash used in investing activities	(4,781)	(34,658)	(264,667)

Cash flows from financing activities
Proceeds from issuance of convertible promissory note to stockholder	—	—	15,000
Proceeds from equipment loans	—	—	6,000
Payments on equipment loans	(437)	(186)	(4,847)
Proceeds from business loans	—	—	7,000
Payments on business loans	—	(6,370)	(7,478)
Payments on Mississippi Development Authority loan	—	—	(1,875)
Proceeds from stock option exercises / warrants	48	598	1,934
Proceeds from issuance of Series A convertible preferred stock	—	—	4,360
Proceeds from issuance of Series A-1 convertible preferred stock	—	—	10,024
Proceeds from issuance of Series B convertible preferred stock	—	—	95,000
Proceeds from issuance of Series C convertible preferred stock	—	—	55,000
Proceeds from issuance of common stock in initial public offering, net of offering costs	—	—	148,644
Borrowings under the Mississippi Development Authority loan	—	—	75,000
Borrowings under the Alberta Lenders/Khosla term loan	—	75,000	75,000
Debt issuance costs	—	(1,506)	(1,624)
Financing of insurance premium	910	—	910

Net cash provided by financing activities	521	67,536	478,048

Effect of exchange rate on cash and cash equivalents	—	—	(82)
Net increase (decrease) in cash and cash equivalents	(29,776)	20,589	11,111
Cash and cash equivalents
Beginning of period	40,887	131,637	—

End of period	$11,111	$152,226	$11,111

See accompanying notes to consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Three Months Ended March31,
	2013	2012
Noncash investing and financing activities
Change in accrued purchase of property, plant and equipment	$—	$(958)
Debt discount amortization	$1,586	$1,911
Options exercised	$—	$23
Capitalization of paid-in-kind interest	$2,349	$1,153
Issuance of warrants in connection with Alberta Lenders/Khosla term loan	$5,047	$10,025
Accrued capitalized interest expense payable	$—	$1,035
Capitalization of prepaid builders risk insurance	$—	$100
Accrued fees payable	$100	$177

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary KiOR Columbus, LLC (“KiOR Columbus”). KiOR Columbus was formed on October 6, 2010.

Nature of Business

The Company has developed a proprietary catalytic process that allows it to produce cellulosic gasoline and diesel from abundant, lignocellulosic biomass. The Company’s cellulosic gasoline and diesel are true hydrocarbon fuels which are similar to their traditional petroleum-based counterparts and yet result in over 60% less life cycle greenhouse gas emissions.

In 2012, the Company completed construction of its first, initial-scale commercial production facility in Columbus, Mississippi. This facility is designed to produce up to 13 million gallons of cellulosic diesel and gasoline per year. During the fourth quarter of 2012, the Company successfully commissioned its proprietary biomass fluid catalytic cracking, or BFCC, operation, and produced its first “on spec” cellulosic intermediate oil in limited quantities. During the first quarter of 2013, the Company successfully commissioned the plant’s hydrotreater and fractionation units, and began the Company’s first cellulosic diesel shipments in March 2013. The Company has had limited continuous production at its Columbus facility and has not yet reached “steady state” production.

Development Stage Enterprise and Liquidity

The Company has incurred substantial net losses since its inception, generating cumulative operating net losses of $234.1 million and an accumulated deficit of $258.1 million as of March 31, 2013. The Company expects to continue to incur operating losses through at least 2015 as it moves into the commercialization stage of its business. Commercialization of the Company’s technology will require significant capital and other expenditures, including costs related to ongoing start-up efforts at its initial-scale commercial production facility and the planned construction of its first standard commercial production facility, which will require the Company to raise significant amounts of additional capital.

The Company’s material liquidity needs over the next twelve months from April 30, 2013, consist of the following:

•

Funding overhead costs, which the Company expects to be approximately $53 million. The Company does not expect to be able to generate sufficient revenue from the sale of its cellulosic gasoline and diesel to allow it to fund these costs from internally generated cash flows before the commencement of operations at its planned first standard commercial projection facility, which the Company currently expects will occur in the first half of 2015.

•	Funding debt service costs, which the Company expects to be approximately $6 million.

•

Funding the start-up of its Columbus facility, which the Company estimates remaining costs will range between $3 million and $5 million. In addition, the Company estimates that it will require approximately $10 million to $12 million, net of expected revenues, to fund operating costs at the Columbus facility.

•

Funding a portion of the front-end capital expenditures for its planned first standard commercial production facility in Natchez, Mississippi, such as certain front-end engineering and procurement services and long-lead equipment. The Company plans to spend approximately $6 million on front end engineering for this project. As discussed below, the commencement of construction of this facility is subject to the Company’s ability to raise additional capital.

Subsequent to March 31, 2013, the Company borrowed $10 million under the amended Loan and Security Agreement to fund its anticipated near term cash requirements. As of April 30, 2013, the Company had remaining borrowing capacity of $40 million under the amended Loan and Security Agreement. To meet its liquidity needs for the next twelve months from April 30, 2013, the Company will need to raise significant capital in addition to its cash and cash equivalents as of April 30, 2013, expected revenues from its initial-scale commercial production facility and remaining borrowing capacity under its amended Loan and Security Agreement (as such terms are defined in Note 7 – Long Term Debt). The Company also will need to raise significant additional capital to fund the construction of its planned first standard commercial production facility in Natchez, Mississippi, the commencement of which is subject to the Company’s ability to raise such additional capital. In addition, to the extent its expected revenues from its Columbus facility are lower than projected, the Company may need to obtain outside funding earlier than currently anticipated in order to meet its liquidity needs.

The Company plans to raise capital in one or more external equity and/or debt financings over the next seven months but has no committed sources of financing, other than the remaining borrowing capacity of $40 million under the Loan and Security Agreement. The Company’s failure to obtain additional external financing to fund its cash requirements would require it to delay or scale back its business plan, including its research and development programs and require the Company to reduce its overhead and other operating costs which would have a material adverse effect on its business, prospects and financial condition. Further, failure to obtain additional external financing to fund construction of its first standard production facility would require the Company to delay, scale back or eliminate its construction plans for that facility and other future facilities, which would harm its business and prospects.

The Company expects any financing for its planned first standard production facility will be contingent upon, among other things, successful continuous fuel production at its Columbus facility, entering into satisfactory feedstock supply and offtake agreements for the facility, receipt of necessary governmental and regulatory approvals and permits, any required equity financing, there being no material adverse effect on us or our industry (including relevant commodity markets) and general market conditions.

The Company’s ability to obtain additional external debt financing will be limited by the amount and terms of its existing borrowing arrangements and the fact that all of its assets have been pledged as collateral for these existing arrangements. In addition, a failure to comply with the covenants under its existing debt instruments could result in an event of default. Furthermore, there are cross-default provisions in certain of its existing debt instruments such that an event of default under one agreement or instrument could result in an event of default under another. If an event of default resulted in the acceleration of all of its payment obligations under its debt instruments as of April 30, 2013, the Company would be required to pay its lenders an aggregate of $185.6 million. In the event of an acceleration of amounts due under its debt instruments as a result of an event of default, the Company may not have sufficient funds or may be unable to arrange for additional financing to repay its indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interests in the collateral securing such indebtedness. The Company’s failure to obtain additional external financing to fund its cash requirements would further cause noncompliance with its existing debt covenants which would have a material adverse effect on its business, prospects and financial condition.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to these rules and regulations. In the opinion of the Company, these financial statements contain all adjustments necessary to present fairly its financial position, results of operations, and changes in cash flows for the periods presented. All such adjustments represent normal recurring items, except as noted herein. These condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2013. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The unaudited interim condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiary.

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

Net Loss per Share of Common Stock

Basic net loss per share of common stock is computed by dividing the Company’s net loss attributable to its stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by giving effect to all potentially dilutive securities, including stock options, warrants and convertible preferred stock. Basic and diluted net loss per share of common stock attributable to the Company’s stockholders was the same for all periods presented on the Consolidated Statements of Operations and Comprehensive Income, as the inclusion of all potentially dilutive securities outstanding would have been antidilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share are the same for each period presented.

The following table presents the calculation of historical basic and diluted net loss per share of common stock attributable to the Company’s common stockholders:

	Three Months Ended March 31,
	2013	2012
	(Amounts in thousands, except per share data)
Net loss per share:
Numerator:
Net loss attributable to Class A common stockholders – basic and diluted	$(15,646)	(6,892)
Net loss attributable to Class B common stockholders – basic and diluted	(15,689)	(9,930)

Net loss attributable to Class A common stockholders and Class B common stock holders – basic and diluted	$(31,335)	$(16,822)

Denominator:
Weighted-average Class A common shares used in computing net loss per share of Class A common stock – basic and diluted	52,716	42,255
Weighted-average Class B common shares used in computing net loss per share of Class B common stock – basic and diluted	52,856	60,884

Weighted-average Class A common stock and Class B common stock – basic and diluted	105,572	103,139

Net loss per share of Class A common stock – basic and diluted	$(0.30)	$(0.16)

Net loss per share of Class B common stock – basic and diluted	$(0.30)	$(0.16)

The following outstanding shares on a weighted-average basis of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2013	2012
	(Amounts in thousands, except per share data)
Common stock warrants	1,695	1,438
Restricted stock awards	2,525	1,270
Stock option awards	10,800	12,809

Total	15,020	15,517

Recent Accounting Pronouncements

In February 2013, in connection with the accounting standard related to the presentation of the Statement of Comprehensive Income, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update to improve the reporting of reclassifications out of accumulated other comprehensive income of various components. This guidance requires companies to present either parenthetically on the face of the financial statements or in the notes, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. This standard is effective for interim periods and fiscal years beginning after December 15, 2012. The Company adopted this standard in the first quarter of 2013 and the adoption did not have an impact on its financial statements and disclosures.

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

The Company’s assessment of the significance of a particular input to the fair value measurement of an asset or liability in its entirety requires management to make judgments and consider factors specific to the asset or liability. As of March 31, 2013 and December 31, 2012, the Company considered cash and cash equivalents, restricted cash and accounts payable to be representative of their fair values because of their short-term maturities. Further, the Company’s long-term debt approximates fair value as it has been negotiated on an arm’s length basis with reputable third-party lenders at prevailing market rates. The Company’s fair valuation estimation process incorporates our estimated credit spread, an unobservable input. As such, we consider the Company’s long-term debt to be a Level 3 measurement within the fair value hierarchy.

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy.

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$8,323	$—	$—	$8,323

Total financial assets	$8,323	$—	$—	$8,323

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$35,357	$—	$—	$35,357

Total financial assets	$35,357	$—	$—	$35,357

The Company’s assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets and intangible assets. These items are recognized at fair value when they are considered to be impaired. For the years ended December 31, 2012 and 2011, there were no fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis.

4. Inventories

Inventories consist of the following:

	March 31, 2013	December 31, 2012
	(Amounts in thousands)
Raw materials	$1,883	$2,522
Work in process	85	—
Finished goods	100	49
Stores, supplies, and other	788	668

Total inventories	$2,856	$3,239

5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2013	2012
	(Amounts in thousands)
Property, Plant and Equipment:
Construction in progress	$9,677	$213,977
Lab and testing equipment	5,340	4,367
Leasehold improvements	5,052	5,029
Manufacturing machinery and equipment	238,328	28,091
Computer equipment and software	1,284	1,179
Furniture and fixtures	134	134
Land	550	550
Buildings	1,600	—

Total property, plant and equipment	261,965	253,327
Less: accumulated depreciation	(8,458)	(6,917)

Net property, plant and equipment	$253,507	$246,410

Depreciation expense was approximately $1.5 million and $635,000 for the three months ended March 31, 2013 and 2012, respectively. The Company began depreciating its initial-scale commercial production facility in March 2013 when the facility was placed into service and began the Company’s first cellulosic diesel shipments. All of the Company’s long-lived assets are located in the United States.

6. Intangible Assets

Intangible assets consist of the following:

	March 31,	December 31,
	2013	2012
	(Amounts in thousands)
Intangible Assets:
Purchased biomass conversion technology	$2,599	$2,599
Accumulated amortization	(924)	(881)

Purchased biomass conversion technology, net	1,675	1,718
Technology licenses	700	700
Accumulated amortization	(95)	(86)

Technology licenses, net	605	614

Intangible assets, net	$2,280	$2,332

7. Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2013	2012
	(Amounts in thousands)
Long-Term Debt:
Equipment loans	$1,558	$1,989
Mississippi Development Authority Loan	73,125	73,125
Alberta Lenders/Khosla Term Loan	91,035	88,013
Less: unamortized debt discounts	(40,410)	(37,125)

Long-term debt, net of discount	125,308	126,002
Less: current portion	(5,307)	(5,124)

Long-term debt, less current portion, net of discount	$120,001	$120,878

Alberta Lenders/Khosla Term Loan

On January 26, 2012, the Company entered into a Loan and Security Agreement with 1538731 Alberta Ltd. as agent and lender, and 1538716 Alberta Ltd. (the “Alberta Lenders”), and KFT Trust, Vinod Khosla, Trustee, (“Khosla” and collectively with the Alberta Lenders, the “Lenders”). Pursuant to the agreement, the Alberta Lenders made a term loan to the Company in the principal amount of $50 million and Khosla made a term loan to the Company in the principal amount $25 million, for a total of $75 million in principal amount (the “Loan Advance”) and which will be converted as described below. At closing, the Company paid the Lenders a facility charge of $750,000.

In March 2013, the Company entered into an amendment to the agreement (as amended, the “Loan and Security Agreement”), which, among other things, (i) increases the amount available under the facility by $50 million, which the Company may borrow from Khosla, based on its capital needs, before March 31, 2014, subject to the terms of the Loan and Security Agreement, (ii) replaces the requirement to make installment payments of principal and interest with a single balloon payment at maturity, (iii) allows the Company to elect payment of paid-in-kind interest throughout the term of the loan, (iv) modifies certain financial and negative covenants, including a covenant that required the Company to complete an equity offering meeting certain conditions on or before March 31, 2013, (v) requires the Company to raise additional capital in the amount of $175 million on or before March 31, 2014 unless the Company demonstrates three months cash on hand, (vi) increases by $25 million the limit on the amount of capital expenditures the Company can make on its first standard commercial production facility prior to raising additional funds and (vii) provides for the conversion, subject to the satisfaction of certain conditions, of (A) the secured obligations and certain other amounts in connection therewith owed to certain of the lenders into the debt issued in connection with the Company’s financing of its Natchez facility and (B) the secured obligations and certain other amounts in connection therewith owed to certain of the lenders into equity securities issued in connection with the Company’s financing of its Natchez facility.

In connection with the amendment described above, the Company agreed to pay the Alberta Lenders $100,000 for costs and expenses and agreed to issue certain warrants as described below.

In order to borrow the additional amounts of up to $50 million in the aggregate from Khosla, (i) the Company must provide Khosla with a near term cash flow forecast demonstrating the need for such borrowing, (ii) at the time of and after giving effect to such advance, no event of default (as such term is defined under our Loan and Security Agreement) has occurred or is continuing, (iii) the Company must issue to Khosla a Subsequent Drawdown Warrant (as defined below) and (iv) the Company may not have consummated an offering of debt securities resulting in gross proceeds to it in an amount of $75 million or more (including any term loans (excluding any paid-in-kind interest) made by Khosla under the Loan and Security Agreement on or after the effective date of the amendment). Any additional borrowings from Khosla are considered a part of the Loan Advance. Subsequent to March 31, 2013, the Company borrowed $10 million from Khosla and issued to Khosla Subsequent Drawdown, ATM and Subsequent PIK Warrants (as defined below) to purchase an aggregate of 569,825 shares of Class A common stock at an exercise price of $4.42 per share in connection with the drawdown (the “April 2013 Drawdown”).

The Loan Advance bears interest from the funding date at 16.00% per annum (the “Loan Interest Rate”). The Company agreed to pay interest on the Loan Advance in arrears on the first day of each month, beginning March 1, 2012. The Company may elect payment of paid-in-kind interest, instead of cash interest, during the term of the loan. If the Company elects payment of paid-in-kind interest, the Company will issue Subsequent PIK Warrants that cover interest due over the following 12 months and the interest is added to the principal balance of the loan.

The Loan Advance is payable in full at its stated maturity date of February 1, 2016. At the Company’s option, it may prepay the Loan Advance, in whole or in part (including all accrued and unpaid interest) at any time, subject to a prepayment premium if the Company prepays the Loan Advance prior to four years from the date of the loan. The prepayment premium is equal to 4% until the first anniversary of the date of the Loan and Security Agreement, and decreases by 1% on each subsequent anniversary.

The Company also agreed to pay the Lenders an end of term charge equal to 9% of the aggregate amount of all advances made plus all interest paid-in-kind (instead of cash interest) upon the earlier to occur of the maturity of the Loan Advance, prepayment in full of the Loan Advance, or when the Loan Advance becomes due and payable upon acceleration. The Company is amortizing the end of charge term to interest expense and increasing the liability for the end of term charge over the life of the loan. The Company had amortized approximately $2.8 million as of March 31, 2013, which is included in the principal balance of the loan.

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

In connection with the Company’s initial entrance into the Loan and Security Agreement, the Company issued the Lenders warrants (each an “Initial Warrant”), to purchase an aggregate of 1,161,790 shares of the Company’s Class A common stock, subject to certain anti-dilution adjustments, at an exercise price of $11.62 per share, which was the consolidated closing bid price for its Class A common stock on January 25, 2012. The Initial Warrants were issued as partial consideration for the Lenders’ entry into the Loan and Security Agreement and will expire 7 years from the date of the grant. Each Initial Warrant may be exercised by payment of the exercise price in cash or on a net issuance basis.

In partial consideration for the amendment to the Company’s Loan and Security Agreement described above, the Company issued the Lenders warrants to purchase an aggregate of 619,867 shares of the Company’s Class A common stock for an exercise price per share of $5.71(each an “ATM Warrant”). In addition, on the first day of each subsequent 12 month period, the Company has agreed to grant to the Lenders additional shares under their respective ATM Warrants equal to (i) 3.75% of the average principal balance of the Loan Advance payable to such Lender as of the last calendar day of each of the 12 months in such period, divided by (ii) 100% of the volume-weighted average closing market price per share of its Class A Common Stock over the 20 consecutive trading days ending on, but excluding, the day of grant (the “Average Market Price”). The ATM Warrants expire on August 3, 2020. In connection with the April 2013 Drawdown, the Company issued to Khosla an ATM Warrant to purchase 91,302 shares of its Class A Common Stock. The ATM Warrants issued to Khosla will not be exercisable until the ATM Warrant issuances have been approved by the Company’s stockholders.

The Company must also issue Khosla warrants to purchase shares of the Company’s Class A common stock in connection with each subsequent Loan Advance from Khosla (a “Subsequent Drawdown Warrant”). The number of shares of the Company’s Class A common stock underlying the Subsequent Drawdown Warrant (assuming no net issuance) is an amount equal to 18% of the amount of the subsequent Loan Advances from Khosla divided by the Average Market Price. The Subsequent Drawdown Warrants expire on August 3, 2020. In connection with the April 2013 Drawdown, the Company issued to Khosla a Subsequent Drawdown Warrant to purchase 406,954 shares of its Class A Common Stock. The Subsequent Drawdown Warrants issued to Khosla will not be exercisable until the Subsequent Drawdown Warrant issuances have been approved by the Company’s stockholders.

In addition, the Company must issue each Lender one or more additional warrants to purchase shares of the Company’s Class A common stock if the Company elects payment of paid-in-kind interest on the outstanding principal balance of the Loan Advance for any month (the “PIK Warrants”). Any PIK Warrants issued prior to the amendment of the Company’s Loan and Security Agreement are referred to as Initial PIK Warrants. Any PIK Warrants issued subsequent to the amendment of the Company’s Loan and Security Agreement are referred to as the Subsequent PIK Warrants.

Except as described below, the number of shares of the Company’s Class A common stock underlying the Initial PIK Warrants (assuming no net issuance) was an amount equal to 18% of the amount of interest paid-in-kind divided by the average closing price of the Company’s Class A common stock over the 5 consecutive trading days ending on, but excluding, the day such interest was due (the “Initial PIK Warrant Average Market Price”). The per share price of the Initial PIK Warrants was the Initial PIK Warrant Average Market Price. Notwithstanding the foregoing, if the Initial PIK Warrant Average Market Price was less than $11.62 per share of the Company’s Class A common stock, subject to adjustment for stock splits, combinations and the like (the “Warrant Floor Price”), on the date the interest in kind on the outstanding principal balance of the Loan Advance was due and payable for such month, then (x) the initial per share exercise price for such PIK Warrant issued to such Lender was equal to the Warrant Floor Price and (y) the number of shares of Class A common stock underlying such PIK Warrant (assuming no net issuance) issued to such Lender was increased to a number of shares of Class A Common Stock (determined pursuant to the mutual agreement of the Company and such Lender) that would cause the fair market value of such PIK Warrant to be no less than the fair market value of the PIK Warrant that would have been issued had the Company issued such warrants with an exercise price equal to the Initial PIK Warrant Average Market Price. The Initial PIK Warrants were issued as partial consideration for the Lenders’ entry into the Loan and Security Agreement and will expire 7 years from the 18 month anniversary of the closing date of the Loan and Security Agreement.

The number of shares of the Company’s Class A common stock underlying the Subsequent PIK Warrants (assuming no net issuance) is an amount equal to 18% of the amount of interest paid-in-kind payable over the following 12 months divided by the Average Market Price. The Subsequent PIK Warrants expire on August 3, 2020. The Company has elected to pay-in-kind interest over the 12 months following April 1, 2013. As such, in connection with closing the amendment, the Company issued the Lenders Subsequent PIK Warrants to purchase an aggregate of 478,626 shares of the Company’s Class A common stock for an exercise price per share of $5.71. In connection with the April 2013 Drawdown, the Company issued to Khosla a Subsequent PIK Warrant to purchase 71,569 shares of its Class A Common Stock. The Subsequent PIK Warrants issued to Khosla will not be exercisable until the Subsequent PIK Warrant issuances have been approved by the Company’s stockholders.

The number of shares for which each PIK Warrant, Subsequent Drawdown Warrant and ATM Warrant is exercisable and the associated exercise price is subject to certain anti-dilution adjustments. Each PIK Warrant, Subsequent Drawdown Warrant and ATM Warrant may be exercised by payment of the exercise price in cash or on a net issuance basis. The Initial Warrants, the PIK Warrants, the Subsequent Drawdown Warrants and the ATM Warrants obligate the Company to file a registration statement on Form S-3 covering the resale of such warrants and the shares of the Company’s Class A common stock issuable upon exercise of such warrants. Subsequent PIK Warrants and ATM Warrants issued by the Company in connection with the amendment require the Company to register the resale of such warrants and the shares underlying such warrants on a registration statement on Form S-3 as soon as reasonably practicable, but in no event later than June 30, 2013. The Company is currently discussing with the warrant holders the timing of such a registration statement. The Company elected payment of paid-in-kind interest at the first of each month from March 2012 through February 2013, which required the Company to issue warrants to purchase an aggregate of 334,862 shares of our Class A common stock at exercise prices ranging from $11.62 to $13.15 per share to the Lenders through February 2013. The paid-in-kind interest increased the Loan Advance balance by $13.2 million from inception of the loan to March 31, 2013.

The Company and the Lenders have agreed that without the Company first obtaining the approval from its stockholders, the Company will not have any obligation to issue, and will not issue, any warrants under the Loan and Security Agreement (including without limitation the ATM Warrants, the Subsequent Drawdown Warrants and the Subsequent PIK Warrants) to the extent that their issuance, when aggregated, would obligate the Company to issue more that 19.99% of the Company’s outstanding Class A common stock (or securities convertible into such Class A common stock), or the outstanding voting power, as calculated immediately prior to the execution of the amendment (subject to appropriate adjustments for any stock splits, stock dividends, stock combinations or similar transactions), in each case at a price less than the greater of the book or market value of the Company’s Class A common stock.

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

In, 2011, the Company received all $75.0 million under the MDA Loan to reimburse the Company for expenses incurred on the construction of its initial-scale commercial production facility located in Columbus, Mississippi. As of March 31, 2013, borrowings of approximately $73.1 million under the MDA Loan were outstanding.

The non-interest bearing component of the MDA Loan was estimated to be approximately $32.2 million which is recorded as a discount on the MDA Loan and a reduction of the capitalized cost of the related assets for which the Company was reimbursed in the same amount. The loan discount is recognized as interest expense, subject to interest capitalization during the construction phase, using the effective interest method. As of March 31, 2013, $4.0 million of the loan discount had been recognized as interest expense and subsequently capitalized to the extent allowed.

Equipment Loans

Equipment Loan #1 — On December 30, 2008, the Company entered into an equipment loan agreement with Lighthouse Capital Partners VI, L.P. The loan agreement provides for advances at $100,000 minimum increments of up to $5.0 million in the aggregate for purchases of equipment. All advances must have been funded no later than September 30, 2009. During 2009, the Company borrowed all $5.0 million available under the loan. The loan has an interest rate of 7.5% and will mature January 2014. The loan tranches are collateralized by certain of the Company’s production pilot unit, lab equipment and office equipment valued at approximately $5.0 million.

The Company agreed to pay the lender an end of term charge of $415,000, which consists of 7.5% of the original advances of $5.0 million, or $375,000, plus a $40,000 amendment fee the Company agreed to pay the lender on the maturity date. The Company is amortizing the end of term charge and amendment fee over the life of the loan and includes such amounts in interest expense on the Consolidated Statements of Operations and Comprehensive Loss. The Company had amortized approximately $405,000 as of March 31, 2013, which is included in the principal balance of the loan. As of March 31, 2013, borrowings of approximately $1.6 million on Equipment Loan #1 were outstanding.

Equipment Loan #2 — In March 2013, the Company paid off the remaining $137,000 equipment loan with Silicon Valley Bank.

Interest expense

For the three months ended March 31, 2013 and 2012, interest expense incurred was $6.0 million and $4.6 million, respectively, of which all was capitalized except for approximately $2.2 million and $274,000 in the respective periods.

8. Income Taxes

The effective tax rate for the three months ended March 31, 2013 and 2012 was 0%.

At March 31, 2013, the Company had a net federal income tax net operating loss carryforward balance of $54.5 million. If unused, the net operating loss carryforwards begin expiring in 2028. The Company has a full valuation allowance for its net deferred tax assets because the Company has incurred losses since inception. Certain changes in the ownership of the Company could result in limitations on the Company’s ability to utilize the federal net operating loss carryforwards. The Company has incurred overall net windfalls as a result of the difference between the book and tax deductions for restricted stock. Since the Company is in a taxable loss position for 2013 and cannot carry back the NOL to generate a cash tax refund, the benefit of the excess tax deduction has not been recorded to additional paid-in capital in the financial statements. In addition, a deferred tax asset for the net operating loss created by the windfall has not been recorded. The estimated net suspended NOL at March 31, 2013 is $4.2 million.

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

Commitments under the Mississippi Development Authority Loan

Under the Mississippi Development Authority Loan agreement, KiOR Columbus committed to make specified investments within Mississippi by December 31, 2015, including an aggregate $500.0 million investment in property, plant and equipment located in Mississippi and expenditures for wages and direct local purchases totaling $85.0 million. The Company is a parent guarantor for the payment of the outstanding balance under the loan. As of March 31, 2013, KiOR Columbus had $73.1 million in outstanding borrowings under the loan which are guaranteed by the Company.

10. Related-Party Transactions

In January 2012, the Company entered into a Loan and Security Agreement with the Alberta Lenders and Khosla, in which the Alberta Lenders have made a term loan to the Company in the principal amount of $50 million and Khosla has made a term loan to the Company in the principal amount $25 million, for a total of $75 million in principal amount. In March 2013, the Company entered into an amendment to its Loan and Security Agreement which, among other things, increased the amount available from Khosla under the facility by $50 million. See Note 7 – Long-Term Debt for a description of the loan. Both the Alberta Lenders and Khosla are beneficial owners of more than 5% of our common stock.

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

Common Stock Warrants Outstanding

Warrants Issued in Connection with Equipment Loans

In connection with Equipment Loan #2, the Company issued warrants to purchase 16,998 shares of the Company’s Series B convertible preferred stock at an exercise price of $2.941 per share. The warrants are exercisable upon issuance and expire ten years from the issuance date. The issuance date fair value of these warrants was estimated to be $42,000 and has been recorded as a reduction, or discount, to the carrying value of the loan. The discount is being amortized to interest expense over the term of the loan. The warrants were valued on the issuance date using the following assumptions: a risk-free interest rate of 0.50%, expected volatility of 98.8%, no expected dividend yield and a term of ten years. Upon the close of the Company’s initial public offering on June 29, 2011, warrants to purchase 16,998 shares of Series B convertible preferred stock automatically converted into warrants to purchase an equivalent number of shares of Class A common stock. Warrants issued in connection with Equipment Loan #2 were still outstanding as of March 31, 2013.

Warrants Issued in Connection with Amendments of Equipment and Business Loan

In connection with the amendment to Equipment Loan #1 and the Company’s Business Loan in February 2011 and April 2011, the Company agreed to issue warrants to purchase $300,000 of securities issued in a next-round equity financing, which resulted in the Company issuing warrants to purchase 61,200 shares of Series C convertible Preferred Stock at an exercise price of $4.902 per share. Upon the close of the initial public offering on June 29, 2011, warrants to purchase 61,200 shares of Series C convertible preferred stock automatically converted into warrants to purchase 25,000 shares of Class A common stock using a conversion price of 80% of the price per share in the Company’s initial public offering. Warrants issued in connection with amendments to Equipment Loan #1 and the Company’s Business Loan were still outstanding as of March 31, 2013.

Warrants Issued in Connection with Alberta Lenders/Khosla Term Loan

Pursuant to the Loan and Security Agreement with the Alberta Lenders and Khosla, at closing the Company issued the Lenders warrants to purchase an aggregate of 1,161,790 shares of the Company’s Class A common stock at an exercise price of $11.62 per share. In addition, the Company elected payment of paid-in-kind interest on the first day of each month from March 2012 through February 2013 which required the Company to issue 334,862 shares of the Company’s Class A common stock at exercise prices ranging from $11.62 to $13.15 per share. In partial consideration for the amendment to the Loan and Security Agreement described in Note 7 – Long Term Debt, the Company issued the Lenders warrants to purchase an aggregate of 619,867 shares of its Class A common stock for an exercise price per share of $5.71. The amendment to the Loan and Security Agreement allowed the Company to continue electing payment-in-kind interest through the maturity of the loan. The Company has elected to pay-in-kind interest over the 12 months following April 1, 2013. As such, in connection with closing the amendment, the Company issued the Lenders Subsequent PIK warrants to purchase an aggregate of 478,626 shares of its Class A common stock for an exercise price per share of $5.71. The table below shows warrants issued and assumptions used to value the warrants during the first quarter of 2013:

	January 1,	February 1,	March 17,
	2013	2013	2013
Shares issuable	36,235	42,645	1,098,493
Fair value	$4.39	$3.56	$4.31
Exercise Price	$11.62	$11.62	$5.71
Expected volatility	83.0%	83%	83%
Risk-free interest rate	1.25%	1.40%	1.31%
Dividend yield	—	—	—
Expected term (in years)	7	7	7.5

The warrants may be exercised by payment of the exercise price in cash or on a net issuance basis. All warrants issued pursuant to the Loan and Security Agreement were outstanding as of March 31, 2013.

12. Employee Benefit Plan

The Company has a 401(k) plan covering all of its U.S. employees. Effective May 1, 2010, the Company began matching 100% of the first 3% of individual employee contributions and 50% of the next 2% of individual employee contributions. New employees can immediately join the plan and participants immediately vest in employer matching contributions. Employer matching contributions under the plan totaled $173,000 and $142,500 for the three months ended March 31, 2013 and 2012, respectively.

13. Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense related to options and restricted stock granted was allocated to research and development expense and sales, general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of product revenue	$66	$—
Research and development	627	244
Sales, general and administrative	3,033	1,880

Total stock-based compensation expense	$3,726	$2,124

The amount of the excess tax benefits and the related APIC have not been set up as net operating losses are currently being carried forward, and not currently monetized.

Amended and Restated 2007 Stock Option/Stock Issuance Plan

Options to purchase approximately 6.3 million shares of Class A common stock and options to purchase approximately 4.2 million shares of Class B common stock were outstanding under the Company’s Amended and Restated 2007 Stock Option/Stock Issuance Plan (the “2007 Plan”) as of March 31, 2013. Options to purchase approximately 6.4 million shares of Class A common stock and options to purchase approximately 4.3 million shares of Class B common stock were outstanding as of December 31, 2012 under the 2007 Plan.

Stock option activity for the Company under the 2007 Plan was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2012	10,681	$1.68
Options Granted	—	—
Exercised	(90)	0.54
Forfeited	(81)	0.99

Outstanding at March 31, 2013	10,510	$1.70	6.5	$34.9

Exercisable	6,755	$1.25	6.7	$24.5

The total intrinsic value of options exercised during the three months ended March 31, 2013 and 2012 was $0.5 million and $9.4 million, respectively. There remains $12.1 million in unrecognized stock-based compensation cost that is expected to be recognized over a weighted-average period of 2.3 years.

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

Restricted stock activity for the Company under the 2007 Plan was as follows:

	Number of Shares (In thousands)	Weighted- Average Grant- Date Fair Value
Nonvested—December 31, 2012	675	$15.00
Granted	—	—
Vested	(98)	15.00
Forfeited	(96)	15.00

Nonvested—March 31, 2013	481	$15.00

There was $7.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2007 Plan that is expected to be recognized over a weighted-average period of 2.9 years.

Following the effectiveness of the Company’s 2011 Long-Term Incentive Plan described below, no further awards were made under the 2007 Plan.

2011 Long-Term Incentive Plan

Stock option activity for the Company under its 2011 Long-Term Incentive Plan (the “2011 Plan”) was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2012	249	$13.53
Options Granted	—	—
Exercised	—	—
Forfeited	(88)	15.29

Outstanding at March 31, 2013	161	$12.56	8.7	$—

Exercisable	64	$14.77	8.5	$—

There were no options granted under the 2011 Plan during the three months ended March 31, 2013 and 2012. There is a remaining $764,000 in unrecognized stock-based compensation cost that is expected to be recognized over a weighted-average period of 3.6 years.

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

Restricted stock activity for the Company under the 2011 Plan was as follows:

	Number of Shares (In thousands)	Weighted- Average Grant-Date Fair Value
Nonvested—December 31, 2012	1,195	$9.71
Granted	1,604	7.18
Vested	(222)	9.56
Canceled or forfeited	(244)	12.38

Nonvested—March 31, 2013	2,333	$7.70

There was $18.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2011 Plan that is expected to be recognized over a weighted-average period of 1.9 years.

In March 2012, the compensation committee of the Board of Directors approved the performance metrics for the Company’s 2012 Company Annual Incentive Plan (the “2012 Incentive Plan”). The Company’s officers and key employees participated in the 2012 Incentive Plan. In March 2013, the Company’s compensation committee determined that the performance goals were partially met and granted 419,943 fully vested shares of Class A common stock to the plan participants who were still employees at the time of grant.

In March 2013, the compensation committee of the Board of Directors approved the performance metrics for the Company’s 2013 Company Annual Incentive Plan (the “2013 Incentive Plan”). Awards under the 2013 Incentive Plan are denominated in shares of Class A common stock under our 2011 Plan. If pre-determined performance goals are met, fully vested shares of Class A common stock will be granted to the officers and employees around March 2014, so long as the officer or employee is still an employee at that date. Participants in the 2013 Incentive Plan have the ability to receive up to 200% of the target number of shares originally granted.

During the first quarter of 2013, the compensation committee approved target awards for an aggregate of 575,758 shares of Class A common stock for officers of the Company to be administered by the committee and authorized target awards for an aggregate of 327,960 shares of Class A common stock for key employees to be administered by management of the Company under the 2013 Incentive Plan.

2012 Employee Stock Purchase Plan

The awards granted for the purchase period beginning January 1, 2013 under the 2012 ESPP had a fair value of $2.38 per share using the following assumptions: a risk-free interest rate of 0.12%, expected volatility of 74.62%, expected dividend yield of 0%, and an expected term of 0.5 years.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements as of December 31, 2012, the notes accompanying those financial statements and management’s discussion and analysis as contained in our Annual Report on Form 10-K, or Annual Report, filed with the SEC on March 18, 2013 and in conjunction with the unaudited condensed consolidated financial statements and notes in Item 1 of Part I of this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various important factors, including those discussed below and in the section entitled “Risk Factors” included in Item 1A of Part I of our Annual Report. Due to the fact that we have generated only limited revenue to date, we believe that the financial information contained in this report is not indicative of, or comparable to, the financial profile that we expect to have if and when we begin to generate significant revenues. We undertake no obligation to update publicly any forward-looking statements, even if new information becomes available or other events occur in the future, except to the extent required by law.

Overview

We are a next-generation renewable fuels company. We have developed a proprietary catalytic process that allows us to produce cellulosic gasoline and diesel from abundant, lignocellulosic biomass. Our cellulosic gasoline and diesel are true hydrocarbon fuels which are similar to their traditional petroleum-based counterparts and yet result in over 60% less life cycle greenhouse gas emissions. While other renewable fuels are derived from soft starches, such as corn starch or cane sugar, for ethanol, or from soy and other vegetable oils for biodiesel, cellulosic fuel is derived from lignocellulose found in wood, grasses and the non-edible portions of plants. Our biomass-to-cellulosic fuel technology platform combines our proprietary catalyst systems with fluid catalytic cracking, or FCC, processes that have been used in crude oil refineries to produce gasoline for over 60 years.

In April 2012, we mechanically completed our initial-scale commercial production facility in Columbus, Mississippi. This first facility is designed to produce up to 13 million gallons of cellulosic diesel and gasoline per year. During the fourth quarter of 2012, we successfully commissioned our proprietary biomass fluid catalytic cracking, or BFCC, operation, and produced our first “on spec” cellulosic intermediate oil in limited quantities. In March 2013, we successfully commissioned the Columbus plant’s hydrotreater and fractionation units, and began our first cellulosic diesel shipments. We have had limited continuous production at our Columbus facility and have not yet reached “steady state” production.

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

We were incorporated and commenced operations in July 2007. Since our inception, we have operated as a development stage company, performing extensive research and development to develop, enhance, refine and commercialize our biomass-to-cellulosic fuel technology platform. Until recently, we have focused our efforts on research and development and the construction of our Columbus facility. As a result, we have generated $234.1 million of operating losses and an accumulated deficit of $258.1 million from our inception through March 31, 2013. We expect to continue to incur operating losses through at least 2015 as we continue into the commercialization stage of our business.

Financial Operations Overview

Revenue Recognition

We record revenue from the sale of cellulosic gasoline, diesel, and fuel oil. We generate renewable identification numbers (“RINs”) by producing cellulosic biofuel as approved by the EPA under RFS2. The number of renewable identification numbers per gallon is defined by the Equivalence Value (EV) which is related to the relative energy content compared to corn ethanol. Our cellulosic gasoline and diesel have an EV of 1.5 and 1.7, respectively, RINs per gallon. RFS2 allows additional RINs to be granted to obligated parties who blend into their fuel more than the required percentage of renewable fuels in a given year. These RINs may be traded to other parties or may be used in subsequent years to satisfy RFS2 requirements. In March 2013, we commenced limited sales of our cellulose diesel. We have had only limited continuous production at our Columbus facility and have not yet reached “steady state” production.

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

Interest Expense, Net of Amounts Capitalized

We incur interest expense in connection with our outstanding equipment loans, our loan with the Mississippi Development Authority and our term loan with Khosla and the Alberta Lenders (as such terms are defined below). We capitalize interest on long-term construction projects relating to operating assets with a total expected expenditure generally in excess of $10.0 million until such assets are placed into service. To the extent our planned commercial production facilities are funded with debt, we anticipate capitalizing most of the interest costs that we incur. In March 2013, we placed our initial-scale commercial production facility in Columbus, Mississippi into service, which significantly reduced interest expense capitalized after the in-service date. Until we incur significant capital expenditures at our planned first standard commercial production facility in Natchez, Mississippi, we expect that the majority of our interest expense will not be capitalized.

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

The majority of our long-lived assets, other than intangible assets, consist of our initial-scale commercial production facility, demonstration unit, and pilot unit. The demonstration and pilot units are variations of common refinery equipment used in technology development and scale-up of processes that have been scaled and modified for our research and development purposes. Our intangible assets consist of purchased biomass conversion technology and technology licenses. Given our history of operating losses, we evaluated the recoverability of the book value of our property, plant and intangible assets by performing an undiscounted forecasted cash flow analysis. Based on our analysis, the sum of the undiscounted cash flows is in excess of the book value of the property, plant and equipment and intangible assets. Accordingly, no impairment charges have been recorded during the period from July 23, 2007 (date of inception) through March 31, 2013.

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

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. We recognize a valuation allowance against our net deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be fully realizable. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At March 31, 2013, we had a full valuation allowance against all of our deferred tax assets, including our net operating loss carryforwards.

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

Results of Operations

Three Months Ended March 31, 2013 compared to the Three Months Ended March 31, 2012

Revenues

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(Dollars in thousands)
Revenues:
Product revenue	$68	$—	68	N/A
Renewable identification number revenue	3	—	3	N/A

Total revenues	$71	$—	$71

Product revenue. Our product revenue was $68,000 for the three months ended March 31, 2013 compared to zero for the same period in 2012. All revenues in the three months ended March 31, 2013 are attributable to customers in the United States. In November 2012, we entered into a contract whereby we agreed to sell our cellulosic diesel produced from our research and development facilities to an obligated third-party to blend with diesel. We then purchased the blended diesel from the obligated third-party for sale to one of our offtake customers for fleet testing. During the first quarter of 2013, we sold the remaining blended diesel to our offtake customer to complete their fleet testing for revenues of approximately $52,000. Revenue consisted of our fuel price plus incremental fees incurred to purchase diesel and costs to blend it with our cellulosic diesel. The remaining product revenue of approximately $16,000 was generated by our first cellulosic diesel shipment in March 2013 from our initial scale commercial production facility in Columbus. We expect that our revenues from sales of cellulosic gasoline and diesel and RINs will be limited and unpredictable, at least in the near term, as we continue in the start-up phase at our initial-scale commercial production facility.

Renewable identification number revenue. Our renewable identification number revenue was $3,000 for the three months ended March 31, 2013 compared to zero for the same period in 2012. We generated cellulosic diesel RINs along with our first cellulosic diesel shipment from our initial scale commercial production facility in Columbus in March 2013, and we sold the RINs to the purchaser of the shipment.

Operating Expenses

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(Dollars in thousands)
Operating expenses:
Cost of product revenue	$5,408	$—	$5,408	N/A
Research and development expenses	9,166	8,431	735	9%
General and administrative expenses	14,676	8,119	6,557	81%

Total operating expenses	$29,250	$16,550	$12,700

Cost of product revenue. Our cost of product revenue was $5.4 million for the three months ended March 31, 2013 as compared to zero for the same period in 2012. Although the Columbus facility has not yet achieved steady state production, because in March 2013 we produced finished products and had our first cellulosic diesel shipment from the facility, we placed it into service. As a result, depreciation and operating and manufacturing costs, which we have included in general and administrative expenses as start-up costs prior to our placing the facility into service, will now be presented as cost of product revenue. Cost of product revenue, including incremental costs incurred in connection with our efforts to achieve steady state operations, primarily consists of: repair and maintenance of $1.4 million for our Columbus facility; $0.9 million of payroll and related expenses and consultant fees; $0.9 million of inventory charges; $0.7 million relating to depreciation of the Columbus facility; $0.6 million for increased utility usage, such as natural gas, electricity, and water; $0.3 million for leased equipment to operate the facility; and the remaining operating costs relate to items such as disposal fees, property taxes, property insurance, and freight costs incurred for operations.

Research and Development Expenses. Our research and development expenses increased by $0.7 million, or 9%, for the three months ended March 31, 2013 as compared to the same period in 2012. This increase was primarily the result of a $0.7 million increase in payroll and related expenses. Payroll and related expenses for the three months ended March 31, 2013 included stock-based compensation of $0.6 million compared to $0.2 million in the same period in 2012. Increase to payroll and related expense is also due to an increase in our research and development staff to approximately 106 employees at March 31, 2013 compared to approximately 100 employees at March 31, 2012 and overtime hours incurred to operate our research and development facilities. The remaining change in research and development expenses relates primarily to increased depreciation expense due to our expanding the demonstration unit in 2012 and pilot plant in the first quarter of 2013, partially offset by reduced operating costs and maintenance at our demonstration unit as the focus of our efforts shifted to the start-up of our initial-scale commercial production facility in Columbus.

General and Administrative Expenses. Our general and administrative expenses increased by $6.6 million, or 79%, for the three months ended March 31, 2013 as compared to the same period in 2012. This increase was primarily the result of $6.6 million of start-up costs incurred at our initial-scale commercial production facility in Columbus, Mississippi, an increase of $4.7 million compared to the same period in 2012. The costs incurred during the three months ended March 31, 2013 primarily consist of repair and maintenance to our Columbus facility as well as increased utility usage, such as natural gas, electricity, and water, and leased equipment to operate the facility prior to us having our first cellulosic diesel shipment and placing the asset into service in March 2013; such costs were not significant during the three months ended March 31, 2012 due to the facility being under construction during such time period. The remaining increase to general and administrative expenses of $1.9 million primarily related to payroll and related expenses, excluding payroll and related expenses for our Columbus employees that are included in start-up costs. Payroll and related expenses included stock-based compensation of $3.1 million for the three months ended March 31, 2013 compared to $1.8 million for the same period in 2012, an increase of $1.3 million. The remaining increase to payroll and related expenses, excluding payroll and related expenses for our Columbus employees that are included in start-up costs, is due to an increase in headcount to approximately 45 employees at March 31, 2013 compared to approximately 32 employees at March 31, 2012.

Other Income (Expense), Net

	Three Months Ended March 31,		Year-to-Year Change
	2013	2012	$	%
	(Dollars in thousands)
Other income (expense), net:
Interest income	$1	$2	$(1)	50%
Interest expense, net of amounts capitalized	(2,157)	(274)	1,883	687%

Other income (expense), net	$(2,156)	$(272)	$1,884

Interest Income. Interest income decreased by $1,000 for the three months ended March 31, 2013 as compared to the same period in 2012. The decrease is primarily due to less cash on hand invested in money market accounts.

Interest Expense, Net of Amounts Capitalized. Interest expense increased by approximately $1.9 million for the three months ended March 31, 2013 compared to the same period in 2012. In March 2013, we placed our initial-scale commercial production facility in Columbus, Mississippi into service, which significantly reduced interest expense capitalized after the in-service date. Until we incur significant capital expenditures at our planned first standard commercial production facility in Natchez, Mississippi, we expect that majority of our interest expense will not be capitalized.

Liquidity and Capital Resources

Since inception, we have generated significant losses. As of March 31, 2013, we had an accumulated deficit of approximately $258.1 million and we expect to continue to incur operating losses through at least 2015 as we move into the commercialization stage of our business. Commercialization of our technology will require significant capital and other expenditures, including costs related to ongoing start-up efforts at our initial-scale commercial production facility and the planned construction of our first standard commercial production facility, which will require us to raise significant amounts of additional capital.

As of March 31, 2013, we had cash and cash equivalents of $11.1 million, and our current liabilities exceeded our current assets by $0.7 million. In addition, in March 2013, we entered into an amendment to our Loan and Security Agreement which, among other things, increased the amount available under the facility by $50 million to $125 million. We had already borrowed the full $75 million that was previously available under this facility. As a result of this amendment, we have the right to borrow additional amounts of up to $50 million in the aggregate from Khosla. In order to borrow such additional amounts, (i) we must provide Khosla with a near term cash flow forecast demonstrating the need for such advance, (ii) at the time of and after giving effect to such advance, no event of default (as such term is defined under our Loan and Security Agreement) has occurred or is continuing, (iii) we must issue to Khosla a Subsequent Drawdown Warrant (as defined below) and (iv) we may not have consummated an offering of debt securities resulting in gross proceeds to us in an amount of $75 million or more (including any term loans (excluding any paid-in-kind interest) made by Khosla under the Loan and Security Agreement on or after the effective date amendment). Subsequent to March 31, 2013, we borrowed $10 million from Khosla, which we refer to as the April 2013 Drawdown, to fund our anticipated near term cash requirements and issued to Khosla Subsequent Drawdown, ATM and Subsequent PIK Warrants (as described below) to purchase an aggregate of 569,825 shares of Class A common stock at an exercise price of $4.42 per share in connection with the drawdown.

As of April 30, 2013, we had cash and cash equivalents of $9.7 million and remaining borrowing capacity of $40 million under the Loan and Security Agreement, which is our only committed external source of funds. To meet our liquidity needs for the next twelve months from April 30, 2013, we will need to raise significant capital in addition to our cash and cash equivalents as of April 30, 2013, expected revenues from our initial-scale commercial production facility and remaining borrowing capacity under our Loan and Security Agreement. We also will need to raise significant additional capital to fund the construction of our planned first standard commercial production facility in Natchez, Mississippi, the commencement of which is subject to our ability to raise additional capital. In addition, to the extent our expected revenues from our Columbus facility are lower than projected, we may need to obtain outside funding earlier than currently anticipated in order to meet our material liquidity needs.

Our material liquidity needs over the next twelve months from April 30, 2013 consist of the following:

•

Funding our overhead costs, which we expect to be approximately $53 million. We do not expect to be able to generate sufficient revenue from the sale of our cellulosic gasoline and diesel to allow us to fund these costs from internally generated cash flows before the commencement of operations at our planned first standard commercial projection facility, which we currently expect will occur in the first half of 2015.

•	Funding our debt service costs, which we expect to be approximately $6 million.

•

Funding the start-up of our Columbus facility, including rentals, repairs, replacements, start-up costs, consulting fees, overtime and other expenses attendant to commencing operations of the facility. We estimate remaining costs will range between $3 million and $5 million. In addition, we estimate that we will require approximately $10 million to $12 million, net of expected revenues, to fund operating costs at the Columbus facility.

•

Funding a portion of the front-end capital expenditures for our planned first standard commercial production facility in Natchez, Mississippi, such as certain front-end engineering and procurement services and long-lead equipment. We plan to spend approximately $6 million on front end engineering for this project. As discussed below, the commencement of construction of this facility is subject to our ability to raise additional capital.

The total cost of a standard commercial production facility is estimated at $460 million, comprised of $350 million for the conversion plant and $110 million for a centralized hydrotreating plant being designed with capacity for our planned first standard commercial production facility and a second, similarly sized facility. This estimate is based on a feasibility study for a generic standard commercial production facility three times the size of our initial scale commercial production facility and could increase or decrease based on a variety of factors, including scope changes, the results of front-end engineering and design and value engineering, and site-specific requirements such as the availability of utilities and site preparation. Subject to our ability to raise additional capital, we expect to begin construction of our first standard commercial production facility in the second half of 2013. In the near term, our plan is to continue value engineering for this project and to explore sourcing options for long-lead time procurement components.

We plan to raise capital in one or more external equity and/or debt financings over the next seven months but have no committed sources of financing, other than the remaining borrowing capacity of $40 million under our Loan and Security Agreement. Our failure to obtain additional external financing to fund our cash requirements would require us to delay or scale back our business plan, including our research and development programs, and require us to reduce our overhead and other operating costs which would have a material adverse effect on our business, prospects and financial condition. Further, our failure to obtain additional external financing to fund construction of our first standard production facility would require us to delay, scale back or eliminate our construction plans for that facility and other future facilities, which would harm our business and prospects.

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

Our ability to obtain additional external debt financing will be limited by the amount and terms of our existing borrowing arrangements and the fact that all of our assets have been pledged as collateral for these existing arrangements. In addition, a failure to comply with the covenants under our existing debt instruments could result in an event of default. Furthermore, there are cross-default provisions in certain of our existing debt instruments such that an event of default under one agreement or instrument could result in an event of default under another. If an event of default resulted in the acceleration of all of our payment obligations under our debt instruments as of April 30, 2013, we would be required to pay our lenders an aggregate of $185.6 million. In the event of an acceleration of amounts due under our debt instruments as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interests in the collateral securing such indebtedness. Our failure to obtain additional external financing to fund our cash requirements would further cause noncompliance with our existing debt covenants which would have a material adverse effect on our business, prospects and financial condition.

We did not begin to produce or generate any revenue from sales of our cellulosic fuel at our initial-scale commercial production facility until March 2013 and have only generated limited revenue to date. We expect our revenues from our initial-scale commercial production facility to be limited until we reach a steady state of operations and we do not expect to have positive cash flows at least until our Natchez facility has been constructed and is operational. Even if we reach a steady state of operations at our initial-scale commercial production facility, our offtake agreements with Catchlight Energy, LLC and FedEx Corporate Services, Inc. are subject to the satisfaction of various conditions, not all of which have been satisfied by us and some of which are in the control of the counterparties, before the counterparties are obligated to make payments to us thereunder.

Long-Term Debt

Long-term debt at March 31, 2013 consisted of the following:

	March 31,	December 31,
	2013	2012
	(Amounts in thousands)
Long-Term Debt:
Equipment loans	$1,558	$1,989
Mississippi Development Authority Loan	73,125	73,125
Alberta Lenders/Khosla Term Loan	91,035	88,013
Less: unamortized debt discounts	(40,410)	(37,125)

Long-term debt, net of discount	125,308	126,002
Less: current portion	(5,307)	(5,124)

Long-term debt, less current portion, net of discount	$120,001	$120,878

Alberta Lenders/Khosla Term Loan

On January 26, 2012, we entered into a Loan and Security Agreement with 1538731 Alberta Ltd. as agent and lender, and 1538716 Alberta Ltd., as lender, which we refer to collectively as the Alberta Lenders, and KFT Trust, Vinod Khosla, Trustee, or Khosla, who we refer to, collectively with the Alberta Lenders, as the Lenders. Pursuant to the Loan and Security Agreement, the Alberta Lenders made a term loan to us in the principal amount of $50 million and Khosla made a term loan to us in the principal amount $25 million, for a total of $75 million in principal amount, which we refer to as the Loan Advance and which will be converted as described below. At closing, we paid the Lenders a facility charge of $750,000.

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

In order to borrow the additional amounts of up to $50 million in the aggregate from Khosla, (i) we must provide Khosla with a near term cash flow forecast demonstrating the need for such borrowing, (ii) at the time of and after giving effect to such advance, no event of default (as such term is defined under our Loan and Security Agreement) has occurred or is continuing, (iii) we must issue to Khosla a Subsequent Drawdown Warrant and (iv) we may not have consummated an offering of debt securities resulting in gross proceeds to us in an amount of $75 million or more (including any term loans (excluding any paid-in-kind interest) made by Khosla under the Loan and Security Agreement on or after the effective date of the amendment). Any additional borrowings from Khosla are considered a part of the Loan Advance. In connection with the April 2013 Drawdown, we issued to Khosla Subsequent Drawdown, ATM and Subsequent PIK Warrants to purchase an aggregate of 569,825 shares of Class A common stock at an exercise price of $4.42 per share.

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

We also agreed to pay the Lenders an end of term charge equal to 9% of the aggregate amount of all advances made plus all interest paid-in-kind (instead of cash interest) upon the earlier to occur of the maturity of the Loan Advance, prepayment in full of the Loan Advance, or when the Loan Advance becomes due and payable upon acceleration. We are amortizing the end of charge term to interest expense and increasing the liability for the end of term charge over the life of the loan. We had amortized approximately $2.8 million as of March 31, 2013, which is included in the principal balance of the loan.

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

In partial consideration for the amendment to our Loan and Security Agreement described above, we issued the Lenders warrants to purchase an aggregate of 619,867 shares of our Class A common stock for an exercise price per share of $5.71, which we refer to as an ATM Warrant. In addition, on the first day of each subsequent 12 month period, we have agreed to grant to the Lenders additional shares under their respective ATM Warrants equal to (i) 3.75% of the average principal balance of the Loan Advance payable to such Lender as of the last calendar day of each of the 12 months in such period, divided by (ii) 100% of the volume-weighted average closing market price per share of our Class A Common Stock over the 20 consecutive trading days ending on, but excluding, the day of grant, which we refer to as the Average Market Price. The ATM Warrants expire on August 3, 2020. In connection with the April 2013 Drawdown, we issued to Khosla an ATM Warrant to purchase 91,302 shares of our Class A Common Stock. The ATM Warrants issued to Khosla will not be exercisable until the ATM Warrant issuances have been approved by our stockholders.

We must also issue Khosla warrants, each of which we refer to as a Subsequent Drawdown Warrant, to purchase shares of our Class A common stock in connection with each subsequent Loan Advance from Khosla. The number of shares of our Class A common stock underlying the Subsequent Drawdown Warrant (assuming no net issuance) is an amount equal to 18% of the amount of the subsequent Loan Advances from Khosla divided by the Average Market Price. The Subsequent Drawdown Warrants expire on August 3, 2020. In connection with the April 2013 Drawdown, we issued to Khosla a Subsequent Drawdown Warrant to purchase 406,954 shares of our Class A Common Stock. The Subsequent Drawdown Warrants issued to Khosla will not be exercisable until the Subsequent Drawdown Warrant issuances have been approved by our stockholders.

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

The number of shares of our Class A common stock underlying the Subsequent PIK Warrants (assuming no net issuance) is an amount equal to 18% of the amount of interest paid-in-kind payable over the following 12 months divided by the Average Market Price. The Subsequent PIK Warrants expire on August 3, 2020. We have elected to pay-in-kind interest over the 12 months following April 1, 2013. As such, in connection with closing the amendment, we issued the Lenders Subsequent PIK Warrants to purchase an aggregate of 478,626 shares of our Class A common stock for an exercise price per share of $5.71. In connection with the April 2013 Drawdown, we issued to Khosla a Subsequent PIK Warrant to purchase 71,569 shares of our Class A Common Stock. The Subsequent PIK Warrants issued to Khosla will not be exercisable until the Subsequent PIK Warrant issuances have been approved by our stockholders.

The number of shares for which each PIK Warrant, Subsequent Drawdown Warrant and ATM Warrant is exercisable and the associated exercise price is subject to certain anti-dilution adjustments. Each PIK Warrant, Subsequent Drawdown Warrant and ATM Warrant may be exercised by payment of the exercise price in cash or on a net issuance basis. The Initial Warrants, the PIK Warrants, the Subsequent Drawdown Warrants and the ATM Warrants obligate us to file a registration statement on Form S-3 covering the resale of such warrants and the shares of our Class A common stock issuable upon exercise of such warrants. Subsequent PIK Warrants and ATM Warrants issued by us in connection with the amendment require us to register the resale of such warrants and the shares underlying such warrants on a registration statement on Form S-3 as soon as reasonably practicable, but in no event later than June 30, 2013. We are currently discussing with the warrant holders the timing of such a registration statement. We elected payment of paid-in-kind interest at the first of each month from March 2012 through February 2013, which required us to issue warrants to purchase an aggregate of 334,862 shares of our Class A common stock at exercise prices ranging from $11.62 to $13.15 per share to the Lenders through February 2013. The paid-in-kind interest increased the Loan Advance balance by $13.2 million from inception of the loan to March 31, 2013.

We and the Lenders have agreed that without our first obtaining the approval from our stockholders, we will not have any obligation to issue, and will not issue, any warrants under the Loan and Security Agreement (including without limitation the ATM Warrants, the Subsequent Drawdown Warrants and the Subsequent PIK Warrants) to the extent that their issuance, when aggregated, would obligate us to issue more than 19.99% of our outstanding Class A common stock (or securities convertible into such Class A common stock), or the outstanding voting power, as calculated immediately prior to the execution of the amendment (subject to appropriate adjustments for any stock splits, stock dividends, stock combinations or similar transactions), in each case at a price less than the greater of the book or market value of our Class A common stock.

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

Mississippi Development Authority Loan

In March 2011, KiOR Columbus entered into a loan agreement with the Mississippi Development Authority, or MDA, pursuant to which the MDA has agreed to make disbursements to KiOR Columbus from time to time, in a principal amount not to exceed $75 million, to reimburse costs incurred by KiOR Columbus to purchase land, construct buildings and to purchase and install equipment for use in the manufacturing of our cellulosic transportation fuels from Mississippi-grown biomass. Principal payments on the loan are due semiannually on June 30 and December 31 of each year and commenced on December 31, 2012 and will be paid on such dates over 20 years. In addition, we are required to pay the entire outstanding principal amount of the loan, together with all other applicable costs, charges and expenses no later than the date 20 years from the date of our first payment on the loan. The loan is non-interest bearing.

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

In, 2011, we received all $75.0 million under the MDA Loan to reimburse us for expenses incurred on the construction of our initial-scale commercial production facility located in Columbus, Mississippi. As of March 31, 2013, borrowings of approximately $73.1 million under the MDA Loan were outstanding.

The non-interest bearing component of the MDA Loan was estimated to be approximately $32.2 million which is recorded as a discount on the MDA Loan and a reduction of the capitalized cost of the related assets for which we were reimbursed in the same amount. The loan discount is recognized as interest expense, subject to interest capitalization during the construction phase, using the effective interest method. As of March 31, 2013, $4.0 million of the loan discount had been recognized as interest expense and subsequently capitalized to the extent allowed.

Equipment Loans

Equipment Loan #1 — On December 30, 2008, we entered into an equipment loan agreement with Lighthouse Capital Partners VI, L.P. The loan agreement provides for advances at $100,000 minimum increments of up to $5.0 million in the aggregate for purchases of equipment. All advances must have been funded no later than September 30, 2009. During 2009, we borrowed all $5.0 million available under the loan. The loan has an interest rate of 7.5% and will mature January 2014. The loan tranches are collateralized by certain of our production pilot unit, lab equipment and office equipment valued at approximately $5.0 million.

We agreed to pay the lender an end of term charge of $415,000, which consists of 7.5% of the original advances of $5.0 million, or $375,000, plus a $40,000 amendment fee we agreed to pay the lender on the maturity date. We are amortizing the end of term charge and amendment fee over the life of the loan and include such amounts in interest expense on the Consolidated Statements of Operations and Comprehensive Loss. We had amortized approximately $405,000 as of March 31, 2013, which is included in the principal balance of the loan. As of March 31, 2013, borrowings of approximately $1.6 million on Equipment Loan #1 were outstanding.

Equipment Loan #2 — In March 2013, the Company paid off the remaining $137,000 equipment loan with Silicon Valley Bank.

Cash Flows

	Three Months Ended March 31,
	2013	2012
	(Amounts in thousands)
Net cash used in operating activities	$(25,516)	$(12,289)
Net cash used in investing activities	$(4,781)	$(34,658)
Net cash provided by financing activities	$521	$67,536

Operating activities. Net cash used in operating activities for the three months ended March 31, 2013 was $25.5 million, of which $11.9 million was start-up and operating and manufacturing costs at our Columbus facility, compared to $12.3 million, of which $1.9 million was start-up costs at our Columbus facility, for the same period in 2012. Net cash used in operating activities for the three months ended March 31, 2013 reflects net loss of $31.3 million and a negative $2.2 million net change in our operating assets and liabilities partially offset by non-cash charges of $8.1 million. The non-cash charge of $8.1 million primarily consisted of $3.7 million in stock based compensation, $1.6 million in depreciation and amortization, and $1.2 million in accrued interest expense. The net cash used in operating activities for the three months ended March 31, 2012 reflects net loss of $16.8 million partially offset by a $1.3 million net change in our operating assets and liabilities and non-cash charges of $3.2 million. The non-cash charge of $3.2 million consisted of $2.1 million of stock compensation expense and $0.7 million in depreciation and amortization expense.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2013 was $4.8 million compared to $34.7 million for the same period in 2012. The cash used in investing activities during the three months ended March 31, 2013 is primarily related to design costs for our planned first standard commercial production facility in Natchez, Mississippi. The cash used in investing activities during the three months ended March 31, 2012 is primarily related to the construction of our initial-scale commercial production facility in Columbus, Mississippi, which we mechanically completed in April 2012, we finished commissioning in September 2012, and is currently in the start-up phase. Subject to our ability to obtain financing, we expect our capital expenditures to increase once we start construction of our Natchez facility, which we are expecting to begin in the second half of 2013.

Financing Activities. Net cash provided by financing activities was $521,000 for the three months ended March 31, 2013 as compared to cash provided by financing activities of $67.5 million for the same period in 2012. The net cash provided by financing activities for the three months ended March 31, 2013 was attributable to $910,000 of financed insurance premium and $48,000 received from option exercises partially offset by $437,000 of payments on our equipment loans. Net cash provided by financing activities for the three months ended March 31, 2012 was primarily attributable to net cash receipt of approximately $73.5 million under our Loan and Security Agreement that we closed in January 2012. The increase was partially offset by us using cash to pay-off the Business Loan in January 2012 in the amount of approximately $6.4 million

Off-Balance Sheet Arrangements

During the periods presented, we did not, nor do we currently have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

The information contained in Note 2 to the Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements” is hereby incorporated by reference into this Part I, Item 2.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of March 31, 2013, our investment portfolio consisted primarily of money market funds. Due to the short-term nature of our investment portfolio, our exposure to interest rate risk is minimal.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013 to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1. Legal Proceedings

We are not a party to any material litigation or proceeding and are not aware of any material litigation or proceeding, pending or threatened against us.

ITEM 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

In April 2013, we issued warrants to purchase an aggregate of 569,825 shares of our Class A common stock to lenders in connection with the April 2013 Drawdown at an exercise price per share of $4.42 per share.

No underwriters were involved in the foregoing sales of securities. The shares described herein were issued in private transactions pursuant to Section 4(2) of the Securities Act. The recipients of these warrants acquired the shares for investment purposes only and without intent to resell, were able to fend for themselves in these transactions, and were accredited investors as defined in Rule 501 of Regulation D promulgated under Section 3(b) of the Securities Act. Appropriate restrictions were set out in the agreements for these transactions, including legends setting forth that the applicable securities have not been registered. These stockholders had adequate access, through their relationships with us, to information about us.

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
John H. Karnes
Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2013

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.3	Amendment No. 1 to Loan and Security Agreement dated as of March 17, 2013 among the Company, KiOR Columbus LLC, 1538731 Alberta Ltd., 1538716 Alberta Ltd. and KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.1	March 18, 2013

10.4(a)	Form of Warrant Agreement to Purchase Shares of Class A Common Stock (included as Exhibit F to the Loan and Security Agreement)	8-K	001-35213	10.2	January 27, 2012

10.4(b)	Schedule of Warrants Issued					X

10.5(a)	Form of ATM Warrant Agreement to Purchase Shares of Class A Common Stock	8-K	001-35213	99.2	March 18, 2013

10.5(b)	ATM Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by the Company to 1538731 Alberta Ltd.	8-K	001-35213	99.3	March 18, 2013

10.5(c)	ATM Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by the Company to 1538716 Alberta Ltd.	8-K	001-35213	99.4	March 18, 2013

10.5(d)	ATM Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by the Company to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.5	March 18, 2013

10.5(e)	Schedule of ATM Warrants Issued					X

10.6(a)	Form of Post-First Amendment Additional Warrant Agreement to Purchase Shares of Class A Common Stock	8-K	001-35213	99.6	March 18, 2013

10.6(b)	Post-First Amendment Additional Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by the Company to 1538731 Alberta Ltd.	8-K	001-35213	99.7	March 18, 2013

10.6(c)	Post-First Amendment Additional Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by the Company to 1538716 Alberta Ltd.	8-K	001-35213	99.8	March 18, 2013

10.6(d)	Post-First Amendment Additional Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by the Company to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.9	March 18, 2013

10.6(e)	Schedule of Post-First Amendment Additional Warrants Issued					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.7(a)	Form of Warrant Agreement to Purchase Shares of Class A Common Stock	8-K	001-35213	99.10	March 18, 2013

10.7(b)	Warrant Agreement to Purchase Shares of Class A Common Stock	8-K	001-35213	99.1	April 30, 2013

10.7(c)	Schedule of Warrants Issued					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Fred Cannon (Principal Executive Officer).					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of John Karnes (Principal Financial Officer).					X

32.1	Section 1350 Certification of Fred Cannon (Principal Executive Officer) and John Karnes (Principal Financial Officer).					X

101.INS***	XBRL Instance Document.					X

101.SCH***	XBRL Taxonomy Extension Schema Document.					X

101.CAL***	XBRL Taxonomy Calculation Linkbase Document.					X

101.LAB***	XBRL Taxonomy Label Linkbase Document.					X

101.PRE***	XBRL Taxonomy Presentation Linkbase Document.					X

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.					X

***	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) Notes to Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.