Form 10-Q
period 2013-06-30
Kior Inc
filed 2013-08-09
CIK 1418862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

There were 55,122,484 and 51,511,234 shares of the registrant’s Class A and Class B common stock, respectively, outstanding on August 2, 2013.

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

In particular, forward-looking statements in this Quarterly Report include statements about:

•	our ability to obtain additional debt and/or equity financing on acceptable terms, if at all;

•	the sufficiency of our cash to meet our liquidity needs;

•	our ability to continue as a going concern;
•	the timing of and costs related to achieving steady-state operations at our initial scale commercial production facility in Columbus, Mississippi;

•	our ability to continuously operate our facilities without delay or shutdowns;
•	the timing of and costs related to production and generation of revenues at our initial scale commercial production facility in Columbus;

•	the timing of and costs related to the construction and commencement of operations at our next commercial production facility;

•	the accuracy of our estimates regarding expenses, construction costs, future revenue and capital requirements;

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

These forward-looking statements are subject to a number of important risks, uncertainties and assumptions. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. The following important factors, among others, could cause actual results to differ materially and adversely from those contained in forward-looking statements made in this Quarterly Report: our ability to raise additional capital in order to fund our current operations, build our next commercial production facility and expand our business; the availability of cash to invest in the ongoing needs of our business; our ability to successfully commercialize our cellulosic gasoline, diesel and fuel oil; our ability to effectively scale our proprietary technology platform and process design; the cost of constructing, operating and maintaining facilities necessary to produce our cellulosic gasoline, diesel and fuel oil in commercial volumes; the ability of our initial-scale commercial production facility, in which we are in the process of bringing to “steady state” operations, to satisfy the technical, commercial and production requirements under offtake agreements relating to the sale of cellulosic gasoline, diesel and fuel oil; market acceptance of our cellulosic gasoline, diesel and fuel oil; the ability of our initial-scale commercial production facility to produce fuel on time and at expected yields; changes to the existing governmental policies and initiatives relating to renewable fuels; and our ability to obtain and maintain intellectual property protection for our products and processes, as well as other risks and uncertainties described in “Risk Factors” in Item 1A of Part II below and in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012. Moreover, we operate in a competitive and rapidly changing environment in which new risks emerge from time to time. It is not possible for our management to predict all risks.

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

References

Unless the context requires otherwise, references to "KiOR," "we," the "company," "us" and "our" in this Quarterly Report on Form 10-Q refers to KiOR, Inc., and its subsidiaries.

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$11,495	$40,887
Restricted cash	200	—
Inventories	3,295	3,239
Prepaid expenses and other current assets	1,775	1,528
Total current assets	16,765	45,654
Property, plant and equipment, net	253,140	246,410
Intangible assets, net	2,228	2,332
Other assets	1,434	1,641
Total assets	$273,567	$296,037

Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,006	5,124
Accounts payable	2,752	4,175
Accrued capital expenditures	282	953
Other accrued liabilities	8,422	5,753
Total current liabilities	16,462	16,005
Related party long-term debt with Alberta Lenders/Khosla, net of discount of $15,836 and $8,171 at June 30, 2013 and December 31, 2012, respectively	109,899	79,843
Long-term debt, less current portion, net of discount of $27,670 and $28,954 at June 30, 2013 and December 31, 2012, respectively	39,830	41,035
Other liabilities	91	146
Total liabilities	166,282	137,029

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock — $0.0001 par value; 2,000,000 shares authorized at June 30, 2013 and December 31, 2012; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized at June 30, 2013 and December 31, 2012; 54,017,913 and 51,873,679 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	4	4
Class B common stock, $0.0001 par value; 70,800,000 shares authorized at June 30, 2013 and December 31, 2012; 52,532,234 and 53,510,301 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	6	6
Additional paid-in capital	403,918	385,812
Deficit accumulated during the development stage	(296,643)	(226,814)
Total stockholders’ equity	107,285	159,008
Total liabilities, convertible preferred stock and stockholders’ equity	$273,567	$296,037

See accompanying notes to consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from July 23, 2007 (Date of Inception) through
	2013	2012	2013	2012	June 30, 2013

Revenues:
Product revenue	$189	$—	$257	$—	$342
Renewable identification number revenue	50	—	53	—	55
Total revenues	239	—	310	—	397

Operating expenses:
Cost of product revenue	$15,088	$—	$20,496	$—	$20,564
Research and development expenses	8,572	9,280	17,738	17,711	125,855
General and administrative expenses	7,865	13,694	22,541	21,813	119,359
Total operating expenses	31,525	22,974	60,775	39,524	265,778
Loss from operations	(31,286)	(22,974)	(60,465)	(39,524)	(265,381)

Other income (expense), net:
Interest income	—	7	1	9	192
Beneficial conversion feature expense related to convertible promissory note	—	—	—	—	(10,000)
Interest expense, net of amounts capitalized	(7,208)	—	(9,365)	(274)	(11,693)
Foreign currency loss	—	—	—	—	(435)
Loss from change in fair value of warrant liability	—	—	—	—	(9,279)
Other income (expense), net	(7,208)	7	(9,364)	(265)	(31,215)

Loss before income taxes	(38,494)	(22,967)	(69,829)	(39,789)	(296,596)
Income tax expense:
Income tax expense – current	—	—	—	—	(47)

Net loss	$(38,494)	$(22,967)	$(69,829)	$(39,789)	$(296,643)

Net loss per share of Class A common stock, basic and diluted	$(0.36)	$(0.22)	$(0.66)	$(0.38)

Net loss per share of Class B common stock, basic and diluted	$(0.36)	$(0.22)	$(0.66)	$(0.38)

Weighted-average Class A and B common shares outstanding, basic and diluted	106,210	104,318	105,893	103,722

Other comprehensive loss:
Other comprehensive loss	—	—	—	—	—

Comprehensive loss	$(38,494)	$(22,967)	$(69,829)	$(39,789)	$(296,643)

See accompanying notes to consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Amounts in thousands, except per share data)

(Unaudited)

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock, formerly common stock		Addt’l Paid-in- Capital	Deficit Accum During the Dev. Stage	Acc. Other Comp. Income	Total Stockholders’ Equity(Deficit)
	Shrs	$	Shrs	$	Shrs	$
Issuance of Series A convertible preferred stock	14,400	$2,599	—	—	—	—	—	—	—	$—
Receivable from Series A convertible preferred stockholder	—	(1,155)	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	14,400	1	2,598	—	—	2,599
Net loss	—	—	—	—	—	—	—	(472)	—	(472)

Balance at December 31, 2007	14,400	$1,444	—	$—	14,400	$1	$2,598	$(472)	$—	$2,127
Collection of receivable from Series A convertible preferred stockholder	—	1,155	—	—	—	—	—	—	—	—
Issuance of Series A convertible preferred stock	9,600	1,761	—	—	—	—	—	—	—	—
Issuance of Series A-1 convertible preferred stock	20,572	10,024	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(5,866)	—	(5,866)
Other comprehensive income	—	—	—	—	—	—	—	—	93	93

Balance at December 31, 2008	44,572	$14,384	—	$—	14,400	$1	$2,598	$(6,338)	$93	$(3,646)
Stock-based compensation- options	—	—	—	—	—	—	331	—	—	331
Net loss	—	—	—	—	—	—	—	(14,059)	—	(14,059)
Other comprehensive income	—	—	—	—	—	—	—	—	122	122

Balance at December 31, 2009	44,572	$14,384	—	$—	14,400	$1	$2,929	$(20,397)	$215	$(17,252)
Stock-based compensation- options	—	—	—	—	—	—	730	—	—	730
Stock options exercised	—	—	—	—	524	—	43	—	—	43
Stock-based compensation- Common and Class A common stock	—	—	60	—	896	—	200	—	—	200
Issuance of Series B convertible preferred stock	24,480	120,000	—	—	—	—	—	—	—	—
Issuance of warrants on common stock	—	—	—	—	—	—	298	—	—	298
Net loss	—	—	—	—	—	—	—	(45,927)	—	(45,927)
Other comprehensive loss	—	—	—	—	—	—	—	—	(215)	(215)

Balance at December 31, 2010	69,052	$134,384	60	$—	15,820	$2	$4,199	$(66,324)	$—	$(62,123)

See accompanying notes to consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (continued)

(Amounts in thousands, except per share data)

(Unaudited)

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock, formerly common stock		Addt’l	Deficit Accum During	Acc. Other	Total Stockholders’
	Shrs	$	Shrs	$	Shrs	$	Paid-in- Capital	the Dev. Stage	Comp. Income	Equity(Deficit)
Balance at December 31, 2010	69,052	$134,384	60	$—	15,820	$2	$4,199	$(66,324)	$—	$(62,123)
Issuance of Class A Common Stock
- Public Offering, net of offering costs	—	—	10,800	1	—	—	148,643	—	—	148,644
Common Stock Issued - Restricted	—	—	70	—	—	—	—	—	—	—
Stock Based Compensation - Options	—	—	—	—	—	—	3,607	—	—	3,607
Stock Based Compensation - Restricted	—	—	—	—	—	—	2,547	—	—	2,547
Stock Options/Warrants Exercised	—	—	330	—	1,526	—	336	—	—	336
Exercised options converted from class B to class A	—	—	492	—	(492)	—	—	—	—	—
Issuance of Series C Convertible Preferred Stock	11,220	55,000	—	—	—	—	—	—	—	—
Conversion of Series A Convertible Preferred Stock	(24,000)	(4,360)	—	—	24,000	2	4,358	—	—	4,360
Conversion of Series A-1 Convertible Preferred Stock	(20,572)	(10,024)	—	—	20,572	2	10,022	—	—	10,024
Conversion of Series B Convertible Preferred Stock	(24,480)	(120,000)	24,480	2	—	—	119,998	—	—	120,000
Conversion of Series C Convertible Preferred Stock	(11,220)	(55,000)	4,583	1	—	—	54,999	—	—	55,000
Conversion of Convertible Preferred Stock Warrants Liability	—	—	—	—	—	—	10,399	—	—	10,399
Beneficial Conversion Feature on Issuance of Series C Convertible Preferred Stock and Stock Warrants	—	—	—	—	—	—	19,669	—	—	19,669
Deemed Dividend Related to the Beneficial Conversion Feature on Series C Convertible Preferred Stock and Stock Warrants	—	—	—	—	—	—	(19,669)	—	—	(19,669)
Net loss	—	—	—	—	—	—	—	(64,055)	—	(64,055)

Balance at December 31, 2011	—	$—	40,815	$4	61,426	$6	$359,108	$(130,379)	$—	$228,739
Common Stock Issued - Restricted	—	—	252	—	—	—	—	—	—	—
Equity Bonus Grant	—	—	45	—	—	—	420	—	—	420
Stock Based Compensation - Options	—	—	—	—	—	—	4,285	—	—	4,285
Stock Based Compensation - Restricted	—	—	—	—	—	—	9,068	—	—	9,068
Stock Options/Warrants Exercised	—	—	796	—	2,050	—	1,577	—	—	1,577
Shares converted from class B to class A	—	—	9,966	—	(9,966)	—	—	—	—	—
Issuance of warrants on common stock	—	—	—	—	—	—	11,354	—	—	11,354
Net loss	—	—	—	—	—	—	—	(96,435)	—	(96,435)

Balance at December 31, 2012	—	$—	51,874	$4	53,510	$6	$385,812	$(226,814)	$—	$159,008

See accompanying notes to consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (continued)

(Amounts in thousands, except per share data)

(Unaudited)

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock, formerly common stock			Deficit Accum	Acc.	Total
	Shrs	$	Shrs	$	Shrs	$	Addt'l Paid-in- Capital	During the Dev. Stage	Other Comp. Income	Stockholders' Equity (Deficit)
Balance at December 31, 2012	-	$-	51,874	$4	53,510	$6	$385,812	$(226,814)	$-	$159,008
Common Stock Issued - Restricted	-	-	929	-	-	-	-	-	-	-
Stock Based Compensation - Options	-	-	-	-	-	-	1,885	-	-	1,885
Stock Based Compensation - Restricted	-	-	-	-	-	-	5,314	-	-	5,314
Stock Options/Warrants Exercised	-	-	116	-	163	-	364	-	-	364
Shares converted from class B to class A	-	-	1,141	-	(1,141)	-	-	-	-	-
Issuance of warrants on common stock	-	-	-	-	-	-	10,543	-	-	10,543
Net loss	-	-	-	-	-	-	-	(69,829)	-	(69,829)
Balance at June 30, 2013	-	$-	54,060	$4	52,532	$6	$403,918	$(296,643)	$-	$107,285

See accompanying notes to consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,		Period from July 23, 2007 (Date of Inception) through
	2013	2012	June 30, 2013
Cash flows from operating activities
Net loss	$(69,829)	$(39,789)	$(297,277)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,689	1,380	12,573
Stock-based compensation	7,199	5,837	27,967
Non cash compensation from warrants issued on common stock	—	—	298
Beneficial conversion feature	—	—	10,000
Derivative fair value adjustments	—	—	9,279
Interest expense	5,359	—	5,893
Amortization of debt discount	3,971	—	4,271
Non cash equity bonus	—	133	133
Amortization of prepaid insurance	1,209	630	2,522
Changes in operating assets and liabilities
Inventories	(56)	(846)	(3,295)
Prepaid expenses and other current assets	(1,372)	(166)	(3,258)
Accounts payable	(616)	435	400
Accrued liabilities	1,365	3,308	5,107
Net cash used in operating activities	(48,801)	(29,078)	(224,753)
Cash flows from investing activities
Purchases of property, plant and equipment	(9,663)	(63,009)	(268,822)
Purchases of intangible assets	—	—	(727)
Restricted cash	(200)	—	(200)
Net cash used in investing activities	(9,863)	(63,009)	(269,749)
Cash flows from financing activities
Proceeds from issuance of convertible promissory note to stockholder	—	—	15,000
Proceeds from equipment loans	—	—	6,000
Payments on equipment loans	(744)	(565)	(5,154)
Proceeds from business loans	—	—	7,000
Payments on business loans	—	(6,370)	(7,478)
Proceeds from stock option exercises / warrants	286	1,003	2,172
Proceeds from issuance of Series A convertible preferred stock	—	—	4,360
Proceeds from issuance of Series A-1 convertible preferred stock	—	—	10,024
Proceeds from issuance of Series B convertible preferred stock	—	—	95,000
Proceeds from issuance of Series C convertible preferred stock	—	—	55,000
Proceeds from issuance of common stock in initial public offering, net of offering costs	—	—	148,644
Borrowings under the Mississippi Development Authority loan	—	—	75,000
Payments on Mississippi Development Authority loan	(1,875)	—	(3,750)
Borrowings under the Alberta Lenders/Khosla term loan	30,000	75,000	105,000
Debt issuance costs	—	(1,586)	(1,624)
Financing of insurance premium	885	—	885
Net cash provided by financing activities	28,552	67,482	506,079
Effect of exchange rate on cash and cash equivalents	—	—	(82)
Net increase (decrease) in cash and cash equivalents	(29,392)	(24,605)	11,495
Cash and cash equivalents
Beginning of period	40,887	131,637	—
End of period	$11,495	$107,032	$11,495

See accompanying notes to consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Six Months Ended June 30,
	2013	2012

Non-cash investing and financing activities
Change in accrued purchase of property, plant and equipment	$(1,479)	$3,301
Debt discount amortization	$1,948	$4,073
Options exercised	$78	$3
Capitalization of paid-in-kind interest	$1,182	$4,266
Issuance of warrants in connection with Alberta Lenders/Khosla term loan	$10,543	$10,446
Accrued capitalized interest expense payable	$—	$1,042
Capitalization of prepaid builders risk insurance	$—	$100
Accrued fees payable	$—	$105

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

Nature of Business

The Company has developed a proprietary catalytic process that allows it to produce cellulosic gasoline and diesel from abundant, lignocellulosic biomass. The Company’s cellulosic gasoline and diesel are true hydrocarbon fuels which are similar to their traditional petroleum-based counterparts and yet we estimate they will result in over 60% less life cycle greenhouse gas emissions.

In 2012, the Company completed construction of its first, initial-scale commercial production facility in Columbus, Mississippi. This facility is designed to produce up to 13 million gallons of cellulosic diesel and gasoline per year. During the fourth quarter of 2012, the Company successfully commissioned its proprietary biomass fluid catalytic cracking, or BFCC, operation at the Columbus facility, and produced its first “on spec” cellulosic intermediate oil in limited quantities. During the first quarter of 2013, the Company successfully commissioned the Columbus plant’s hydrotreater and fractionation units, and began the Company’s first cellulosic diesel and gasoline shipments in March 2013 and June 2013, respectively. The Company has had limited continuous production at its Columbus facility and has not yet reached “steady state” production.

Development Stage Enterprise and Liquidity

The Company must raise capital in one or more external equity and/or debt financings by the end of September 2013 to fund the cash requirements of its ongoing operations. In addition, it must raise substantial additional capital to fund its next commercial production facility. Although it is in discussions with potential financing sources, other than the remaining borrowing capacity of $10 million under the under the Company’s Loan and Security Agreement with 1538731 Alberta Ltd. As agent and lender, 1538716 Alberta Ltd., and KFT Trust, Vinod Khosla, Trustee (the “Loan and Security Agreement”) described below in Note 7 – Long Term Debt, the Company has no committed sources of financing. The lack of any committed sources of financing other than the remaining availability under the Loan and Security Agreement raises substantial doubt about the Company's ability to continue as a going concern.

The Company’s failure to timely obtain additional financing could require it to suspend some or all of its operations, would require it to delay and scale back its business plan, including its research and development programs and construction of its next commercial production facility, and would require it to reduce its headcount, overhead and other operating costs, each of which would have a material adverse effect on its business, prospects and financial condition. Further, failure to obtain additional external financing to fund construction of its next production facility would require it to delay, scale back or eliminate its construction plans for that facility and other future facilities, which would harm its business and prospects.

Since inception, the Company has generated significant losses. As of June 30, 2013, the Company had an accumulated deficit of approximately $296.6 million and it expects to continue to incur operating losses through at least 2015 as it moves into the commercialization stage of its business. Commercialization of its technology will require significant capital and other expenditures, including costs related to ongoing efforts to achieve steady-state operations at its initial-scale commercial production facility and the construction of its next commercial production facility, which will require it to raise significant amounts of additional capital.

In March 2013, the Company entered into an amendment to its Loan and Security Agreement which, among other things, increased the amount available under the facility by $50 million to $125 million. The Company had already borrowed the full $75 million that was previously available under this facility and of the $50 million of additional funds from Khosla, it borrowed $10 million in each month from April 2013 through June 2013 for a total of $30 million (the “Second Quarter 2013 Drawdowns”), and $10 million in July 2013 (the “July 2013 Drawdown”). As such, $10 million remains available for borrowing under the Loan and Securty Agreement, which is the Company’s only committed external source of funds. As of June 30, 2013, the Company had cash and cash equivalents of $11.5 million and as of July 31, 2013, it had cash and cash equivalents of $12.1 million.

The Company’s material liquidity needs over the next twelve months from July 31, 2013 consist of the following:

•

Funding its overhead costs, which the Company expects to be approximately $52 million. The Company does not expect to be able to generate sufficient revenue from the sale of its cellulosic gasoline and diesel to allow it to fund these costs from internally generated cash from operations before the commencement of operations at its next commercial production facility, which it currently expects will not occur until the second half of 2015 at the earliest.

•	Funding its debt service costs, which it expects to be approximately $5 million, assuming it continues to elect to pay-in-kind interest due under the Loan and Security Agreement.

•

Funding the operating costs at its Columbus facility, including costs to bring the facility to steady state operations, which it estimates will require approximately $12 million to $14 million, net of expected revenues from the facility.

•

Funding a portion of the front-end capital expenditures for its next commercial production facility, which could be either an expansion of its production capabilities in Columbus, Mississippi through the construction of a second initial scale commercial production facility or a standard scale commercial production facility in Natchez, Mississippi. The Company expects these expenditures, which would include front-end engineering and procurement services and long-lead equipment, would require approximately $7 million to $10 million. As discussed below, the commencement of construction of this facility is subject to the Company’s ability to raise additional capital.

To meet its liquidity needs for the next twelve months from July 31, 2013, the Company will need to raise $55 million to $60 million in addition to its cash and cash equivalents as of July 31, 2013, expected revenues from its initial-scale commercial production facility and remaining borrowing capacity under its Loan and Security Agreement. The Company will also will need to raise significant capital to fund the construction of its next commercial production facility, the commencement of which is subject to its ability to raise additional capital.

The Company is currently considering two options for its next commercial scale facility.

One option is to design, engineer and construct a second initial scale commercial facility adjacent to its current initial scale commercial facility in Columbus, Mississippi, which would have a capacity of 500 bone dry tons, or BDT, per day. The Company is considering this option because it believes that a second initial scale commercial facility in Columbus may allow it to (i) accelerate its ability to achieve overall positive cash from operations with less need for capital from external sources and risk of financing, (ii) reduce design, engineering and construction costs due to its ability to leverage its experience from the construction of the current Columbus facility, (iii) incorporate the most recent improvements to its technology into both the existing facility and the planned facility in Columbus, (iv) achieve operational synergies as a result of shared personnel, infrastructure and operational knowledge with the existing Columbus facility, and (v) leverage existing feedstock relationships while introducing other types of lower cost feedstocks such as hardwood, energy crops, and waste products such as railroad ties. The Company currently estimates on a preliminary basis that the total cost of this second initial scale commercial facility Columbus, Mississippi would be approximately $175 million to $225 million, based upon expected design and engineering savings combined with its recent experience of designing, engineering and constructing the current Columbus facility for approximately $213 million. The Company estimates on a preliminary basis that the combined Columbus facilities will be able to produce cellulosic gasoline and diesel at a per-unit, unsubsidized cost between $2.60 and $2.80 per gallon at its current proven yields of 72 gallons per BDT, excluding costs of financing and facility depreciation, which would decrease to between $2.15 and $2.35 per gallon if it is able to achieve its short-term yield target of 92 gallons per BDT.

The other option is to continue to execute the Company’s original business plan and design, engineer and construct a standard commercial production facility in Natchez, Mississippi, consisting of a single BFCC unit with a capacity of 1,500 BDT per day and a dedicated unit for upgrading the oil into cellulosic fuel. The Company currently estimates that the total cost of this facility in Natchez, Mississippi would be approximately $560 million to $600 million. This estimate for the proposed Natchez facility is a “factored estimate,” which means that the Company has taken the anticipated cost of the equipment to be purchased and installed for its standard commercial production facility and multiplied such anticipated cost by a factor to reach an estimate of the total cost of the facility. The factor is designed to project the potential impacts of inflation, future labor rates and future availability of vendors and manufacturers of equipment on the overall cost of the facility. The Company has based its estimate of the factor on the following:

•     Standard capital project estimation practices for the petrochemicals and refining industry;

•     Multipliers currently used by the engineering, procurement and construction industry; and

•     Its own experience based on the engineering, procurement and construction process for its initial scale commercial production facility in Columbus, Mississippi.

To the extent that parts of the facility do not currently have a specific equipment list, the Company has made what it believes to be a reasonable estimate of the total installed cost of those parts of the facility. This estimate includes site-specific requirements for its anticipated site in Natchez, Mississippi such as site preparation and availability of utilities and scope changes reflecting the most recent improvements to its technology. The Company believes these improvements will enhance the operability of the Natchez facility while eliminating the production of fuel oil, which does not currently generate RINs under the Renewable Fuel Standard program. The Company estimates that this facility will be able to produce cellulosic gasoline and diesel at a per-unit, unsubsidized cost between $2.25 and $2.48 per gallon at its current proven yields of 72 gallons per BDT, excluding costs of financing and facility depreciation, which would decrease to between $1.81 and $1.96 per gallon if it is able to achieve its short-term yield target of 92 gallons per BDT.

The Company’s estimates for the total costs of both of these potential commercial scale production facilities are preliminary in nature and subject to change as new events or circumstances develop. The Company’s estimated costs could increase or decrease based on a variety of factors, including scope changes which may impact the equipment required for the facility, the results of front-end engineering and design and value engineering, and site-specific requirements such as the availability of utilities and site preparation. Furthermore, the Company does not own the land necessary to build its second commercial production facility at either site and would need to obtain permits and other authorizations required in connection with the facility. These factors could also increase or decrease its estimated costs. The Company’s plan is to reach a decision between these two options in the next 30 days, seek additional financing to execute on the selected option, and commence and/or continue value engineering for the second commercial scale facility, all of which the Company believes would allow it to start construction on the facility during the first quarter of 2014.

The Company expects any financing for its second commercial scale production facility will be contingent upon, among other things, successful fuel production at its Columbus facility, entering into satisfactory feedstock supply and offtake agreements for the second facility, receipt of necessary governmental and regulatory approvals and permits, any required equity financing, there being no material adverse effect on it or its industry (including relevant commodity markets) and general market conditions. Longer term, the Company also anticipates material liquidity needs for the construction of additional commercial scale production facilities.

The Company’s ability to obtain additional external debt financing will be limited by the amount and terms of its existing borrowing arrangements and the fact that all of its assets have been pledged as collateral for these existing arrangements. In addition, a failure to comply with the covenants under its existing debt instruments could result in an event of default. Furthermore, there are cross-default provisions in certain of the Company’s existing debt instruments such that an event of default under one agreement or instrument could result in an event of default under another. If an event of default resulted in the acceleration of all of its payment obligations under its debt instruments as of July 31, 2013, it would be required to pay its lenders an aggregate of $222.0 million. In the event of an acceleration of amounts due under its debt instruments as a result of an event of default, the Company may not have sufficient funds or may be unable to arrange for additional financing to repay its indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interests in the collateral securing such indebtedness. The Company’s failure to obtain additional external financing to fund its cash requirements would further cause noncompliance with its existing debt covenants which would have a material adverse effect on its business, prospects and financial condition.

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

Restricted Cash—Compensating Balances

The Company had restricted cash of $200,000 at June 30, 2013. The restricted cash relates to credit cards issued to the Company. Under the terms of this arrangement, the Company is required to maintain with the issuing bank a compensating balance, restricted as to use, of $200,000. Restricted cash is presented as a current asset as it relates to outstanding credit card balances that are presented as a current liability.

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

The following table presents the calculation of historical basic and diluted net loss per share of common stock attributable to the Company’s common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Amounts in thousands, except per share data)
Net loss per share:
Numerator:
Net loss attributable to Class A common stockholders – basic and diluted	$(19,463)	$(9,663)	$(35,089)	$(16,521)
Net loss attributable to Class B common stockholders – basic and diluted	(19,031)	(13,304)	(34,740)	(23,268)

Net loss attributable to Class A common stockholders and Class B common stock holders – basic and diluted	$(38,494)	$(22,967)	$(69,829)	$(39,789)

Denominator:
Weighted-average Class A common shares used in computing net loss per share of Class A common stock — basic and diluted	53,700	43,891	53,210	43,066
Weighted-average Class B common shares used in computing net loss per share of Class B common stock — basic and diluted	52,510	60,427	52,683	60,656

Weighted-average Class A common stock and Class B common stock – basic and diluted	106,210	104,318	105,893	103,722

Net loss per share of Class A common stock — basic and diluted	$(0.36)	$(0.22)	$(0.66)	$(0.38)

Net loss per share of Class B common stock — basic and diluted	$(0.36)	$(0.22)	$(0.66)	$(0.38)

The following outstanding shares on a weighted-average basis of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Amounts in thousands)
Common stock warrants	3,421	1,262	2,563	1,350
Restricted stock awards	3,711	2,232	3,121	1,751
Stock option awards	10,678	12,087	10,739	12,448

Total	17,810	15,581	16,423	15,549

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

The Company’s assessment of the significance of a particular input to the fair value measurement of an asset or liability in its entirety requires management to make judgments and consider factors specific to the asset or liability. As of June 30, 2013 and December 31, 2012, the Company considered cash and cash equivalents, restricted cash and accounts payable to be representative of their fair values because of their short-term maturities. Further, the Company’s long-term debt approximates fair value as it has been negotiated on an arm’s length basis with reputable third-party lenders at prevailing market rates. The Company’s fair valuation estimation process incorporates our estimated credit spread, an unobservable input. As such, we consider the Company’s long-term debt to be a Level 3 measurement within the fair value hierarchy.

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy.

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$9,824	$—	$—	$9,824

Total financial assets	$9,824	$—	$—	$9,824

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$35,357	$—	$—	$35,357

Total financial assets	$35,357	$—	$—	$35,357

The Company’s assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets and intangible assets. These items are recognized at fair value when they are considered to be impaired. At June 30, 2013 and December 31, 2012, there were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis.

4. Inventories

Inventories consist of the following:

	June 30, 2013	December 31, 2012
	(Amounts in thousands)
Raw materials	$1,608	$2,522
Work in process	611	—
Finished goods	188	49
Stores, supplies, and other	888	668

Total inventories	$3,295	$3,239

5.       Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2013	2012
	(Amounts in thousands)
Property, Plant and Equipment:
Construction in progress	$12,003	$213,977
Lab and testing equipment	5,367	4,367
Leasehold improvements	5,052	5,029
Manufacturing machinery and equipment	238,593	28,091
Computer equipment and software	1,284	1,179
Furniture and fixtures	134	134
Land	550	550
Buildings	1,659	—

Total property, plant and equipment	264,642	253,327
Less: accumulated depreciation	(11,502)	(6,917)

Net property, plant and equipment	$253,140	$246,410

Depreciation expense was approximately $3.0 million and $649,000 for the three months ended June 30, 2013 and 2012, respectively, and approximately $4.6 million and $1.3 million for the six months ended June 30, 2013 and 2012, respectively. The Company began depreciating its initial-scale commercial production facility in March 2013 when the facility was placed into service and began the Company’s first cellulosic diesel shipments. All of the Company’s long-lived assets are located in the United States.

6.       Intangible Assets

Intangible assets consist of the following:

	June 30,	December 31,
	2013	2012
	(Amounts in thousands)
Intangible Assets:
Purchased biomass conversion technology	$2,599	$2,599
Accumulated amortization	(968)	(881)
Purchased biomass conversion technology, net	1,631	1,718

Technology licenses	700	700
Accumulated amortization	(103)	(86)
Technology licenses, net	597	614

Intangible assets, net	$2,228	$2,332

7.       Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2013	2012
	(Amounts in thousands)
Long-Term Debt:
Equipment loans	$1,256	$1,989
Mississippi Development Authority Loan	71,250	73,125
Alberta Lenders/Khosla Term Loan	125,735	88,013
Less: unamortized debt discounts	(43,506)	(37,125)
Long-term debt, net of discount	154,735	126,002
Less: current portion	(5,006)	(5,124)

Long-term debt, less current portion, net of discount	$149,729	$120,878

Alberta Lenders/Khosla Term Loan

Overview of the Loan and Security Agreement

On January 26, 2012, the Company entered into a Loan and Security Agreement with 1538731 Alberta Ltd. as agent and lender, and 1538716 Alberta Ltd. (the “Alberta Lenders”), and KFT Trust, Vinod Khosla, Trustee, (“Khosla” and collectively with the Alberta Lenders, the “Lenders”). Pursuant to the agreement, the Alberta Lenders made a term loan to the Company in the principal amount of $50 million and Khosla made a term loan to the Company in the principal amount $25 million, for a total of $75 million in principal amount (the “Loan Advance”) and which may be converted as described below. At closing, the Company paid the Lenders a facility charge of $750,000.

In March 2013, the Company entered into an amendment to the agreement (as amended, the “Loan and Security Agreement”), which, among other things, (i) increases the amount available under the facility by $50 million, which the Company may borrow from Khosla, based on its capital needs, before March 31, 2014, subject to the terms of the Loan and Security Agreement, (ii) replaces the requirement to make installment payments of principal with a single balloon payment at maturity, (iii) allows the Company to elect payment of paid-in-kind interest throughout the term of the loan, (iv) modifies certain financial and negative covenants, including a covenant that required the Company to complete an equity offering meeting certain conditions on or before March 31, 2013, (v) requires the Company to raise additional capital in the amount of $175 million on or before March 31, 2014 unless the Company shows that it has three months cash on hand on such date, (vi) increases by $25 million the limit on the amount of capital expenditures the Company can make on its next commercial production facility prior to raising additional funds and (vii) provides for the conversion, subject to the satisfaction of certain conditions, of (A) the secured obligations and certain other amounts in connection therewith owed to certain of the Lenders into the debt that may be issued in connection with the Company’s financing of its standard scale commercial production facility and (B) the secured obligations and certain other amounts in connection therewith owed to certain of the Lenders into equity securities that may be issued in connection with the Company’s financing of its standard scale commercial production facility.

In connection with the amendment described above, the Company agreed to pay the Alberta Lenders $100,000 for costs and expenses and agreed to issue certain warrants as described below.

The Company borrowed $10 million in each month from April 2013 through June 2013 for a total of $30 million from Khosla (the “Second Quarter 2013 Drawdowns”). Subsequent to June 30, 2013, the Company borrowed $10 million from Khosla (the “July 2013 Drawdown”). $10 million remains available for borrowing. In order to borrow from Khosla, (i) the Company must provide Khosla with a near term cash flow forecast demonstrating the need for such borrowing, (ii) at the time of and after giving effect to such advance, no event of default (as such term is defined under our Loan and Security Agreement) has occurred or is continuing, (iii) the Company must issue to Khosla a Subsequent Drawdown Warrant (as defined below) and (iv) the Company may not have consummated an offering of debt securities resulting in gross proceeds to it in an amount of $75 million or more (including any term loans (excluding any paid-in-kind interest) made by Khosla under the Loan and Security Agreement on or after the effective date of the amendment). Any additional borrowings from Khosla are considered a part of the Loan Advance.

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

The Company also agreed to pay the Lenders an end of term charge equal to 9% of the aggregate amount of all advances made plus all interest paid-in-kind (instead of cash interest) upon the earlier to occur of the maturity of the Loan Advance, prepayment in full of the Loan Advance, or when the Loan Advance becomes due and payable upon acceleration. The Company is amortizing the end of charge term to interest expense and increasing the liability for the end of term charge over the life of the loan. The Company had amortized approximately $3.7 million as of June 30, 2013, which is included in the principal balance of the loan.

The Company’s obligations under the Loan and Security Agreement may be accelerated upon the occurrence of an event of default under the Loan and Security Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, cross-defaults, and a change of control default. The Loan and Security Agreement also provides for indemnification of the Agent and Lenders.

The Company granted the Lenders a security interest in all or substantially all of its tangible and intangible property, including intellectual property, now owned or hereafter acquired, subject to certain exclusions.

Warrants Issuable under the Loan and Security Agreement

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

In partial consideration for the amendment to the Company’s Loan and Security Agreement described above, the Company issued the Lenders warrants to purchase an aggregate of 619,867 shares of the Company’s Class A common stock for an exercise price per share of $5.71(each an “ATM Warrant”). In addition, on the first day of each subsequent 12 month period, the Company has agreed to grant to the Lenders additional shares under their respective ATM Warrants equal to (i) 3.75% of the average principal balance of the Loan Advance as of the last calendar day of each of the 12 months for such 12 month period payable to such Lender as of the last calendar day of each 12 month period, divided by (ii) 100% of the volume-weighted average closing market price per share of its Class A Common Stock over the 20 consecutive trading days ending on, but excluding, the day of grant (the “Average Market Price”). The ATM Warrants expire on August 3, 2020. As the Company borrows additional amounts under the Loan and Security Agreement and the principal balance increases, the Company must issue additional shares under its ATM Warrants. In connection with the Second Quarter 2013 Drawdowns and July 2013 Drawdown, the Company issued to Khosla an ATM Warrant to purchase 349,921shares of its Class A Common Stock at exercise prices ranging from $4.42 per share to $5.06. The ATM Warrants issued to Khosla will not be exercisable until the ATM Warrant issuances have been approved by the Company’s stockholders. Khosla Ventures controls a majority of the voting power of our outstanding common stock and would therefore also control any such approval vote.

The Company must also issue Khosla warrants to purchase shares of the Company’s Class A common stock in connection with each subsequent Loan Advance from Khosla (a “Subsequent Drawdown Warrant”). The number of shares of the Company’s Class A common stock underlying the Subsequent Drawdown Warrant (assuming no net issuance) is an amount equal to 18% of the amount of the subsequent Loan Advances from Khosla divided by the Average Market Price. The Subsequent Drawdown Warrants expire on August 3, 2020. In connection with the Second Quarter 2013 Drawdowns and the July 2013 Drawdown, the Company issued to Khosla a Subsequent Drawdown Warrant to purchase 1,559,637 shares of its Class A Common Stock at exercise prices ranging from $4.42 per share to $5.06. The Subsequent Drawdown Warrants issued to Khosla will not be exercisable until the Subsequent Drawdown Warrant issuances have been approved by the Company’s stockholders.

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

The Initial PIK Warrants were issued as partial consideration for the Lenders’ entry into the Loan and Security Agreement and will expire on August 3, 2020. The Company elected payment of paid-in-kind interest at the first of each month from March 2012 through February 2013, which required the Company to issue warrants to purchase an aggregate of 334,862 shares of our Class A common stock at exercise prices ranging from $11.62 to $13.15 per share to the Lenders through February 2013.

The number of shares of the Company’s Class A common stock underlying the Subsequent PIK Warrants (assuming no net issuance) is an amount equal to 18% of the amount of interest paid-in-kind payable over the following 12 months divided by the Average Market Price. The Subsequent PIK Warrants expire on August 3, 2020. The Company has elected to pay-in-kind interest over the 12 months following April 1, 2013. As such, in connection with closing the amendment, the Company issued the Lenders Subsequent PIK Warrants to purchase an aggregate of 478,626 shares of the Company’s Class A common stock for an exercise price per share of $5.71. In connection with the Second Quarter 2013 Drawdowns and the July 2013 Drawdown, the Company issued to Khosla a Subsequent PIK Warrant to purchase 275,769 shares of its Class A Common Stock at exercise prices ranging from $4.42 per share to $5.06. The Subsequent PIK Warrants issued to Khosla will not be exercisable until the Subsequent PIK Warrant issuances have been approved by the Company’s stockholders, which vote is controlled by Khosla Ventures. The paid-in-kind interest increased the Loan Advance balance by $17.0 million from inception of the loan to June 30, 2013.

The number of shares for which each PIK Warrant, Subsequent Drawdown Warrant and ATM Warrant is exercisable and the associated exercise price is subject to certain anti-dilution adjustments. Each PIK Warrant, Subsequent Drawdown Warrant and ATM Warrant may be exercised by payment of the exercise price in cash or on a net issuance basis. The Initial Warrants, the PIK Warrants, the Subsequent Drawdown Warrants and the ATM Warrants obligate the Company to file a registration statement on Form S-3 covering the resale of such warrants and the shares of the Company’s Class A common stock issuable upon exercise of such warrants. Subsequent PIK Warrants, Subsequent Drawdown Warrants and ATM Warrants issued by the Company in connection with the amendment require the Company to register the resale of such warrants and the shares underlying such warrants on a registration statement on Form S-3 by June 30, 2013. The Company is currently discussing with the warrant holders the timing of such a registration statement.

The Subsequent PIK Warrants, the Subsequent Drawdown Warrants and the ATM Warrants provide that if a registration statement is not declared effective on or prior to August 15, 2013 (the “Registration Deadline”), or if the registration statement has been declared effective but has been suspended, the Company will pay to the warrantholder liquidated damages. The liquidated damages payable are an amount equal to the product of (i) the aggregate exercise price of the warrant and the warrant shares then held by the warrantholder, which are not able to be sold pursuant to a registration statement for the reasons previously described (the “Aggregate Share Price”), multiplied by (ii) one and one-half hundredths (.015), for each thirty (30) day period, (A) after the Registration Deadline and prior to the date the registration statement is declared effective by the SEC, and (B) during which sales of any warrants or warrant shares covered by a registration statement cannot be made pursuant to any such registration statement after the registration statement has been declared effective, subject to limited exceptions. The liquidated damages are payable in cash within five (5) trading days after the end of each thirty (30) day period that gives rise to the payment obligation, but are limited to 25% of the Aggregate Share Price paid by (or to be paid by) a warrantholder for its warrant shares.

The Company and the Lenders have agreed that without the Company first obtaining the approval from its stockholders, which vote is controlled by Khosla Ventures, the Company will not have any obligation to issue, and will not issue, any warrants under the Loan and Security Agreement (including without limitation the ATM Warrants, the Subsequent Drawdown Warrants and the Subsequent PIK Warrants) to the extent that their issuance, when aggregated, would obligate the Company to issue more that 19.99% of the Company’s outstanding Class A common stock (or securities convertible into such Class A common stock), or the outstanding voting power, as calculated immediately prior to the execution of the amendment (subject to appropriate adjustments for any stock splits, stock dividends, stock combinations or similar transactions), in each case at a price less than the greater of the book or market value of the Company’s Class A common stock.

Mississippi Development Authority Loan

In March 2011, KiOR Columbus entered into a loan agreement with the Mississippi Development Authority (the “MDA”), pursuant to which the MDA has agreed to make disbursements to KiOR Columbus from time to time, in a principal amount not to exceed $75 million, to reimburse costs incurred by KiOR Columbus to purchase land, construct buildings and to purchase and install equipment for use in the manufacturing of the Company’s cellulosic transportation fuels from Mississippi-grown biomass. Principal payments on the loan are due semiannually on June 30 and December 31 of each year and commenced on December 31, 2012 and will be paid on such dates over 20 years. In addition, the Company is required to pay the entire outstanding principal amount of the loan, together with all other applicable costs, charges and expenses no later than the date 20 years from the date of its first payment on the loan. The loan is non-interest bearing.

The loan agreement contains no financial covenants. Events of default include a failure by KiOR Columbus or KiOR to make specified investments within Mississippi by December 31, 2015, including an aggregate $500.0 million investment in property, plant and equipment located in Mississippi and expenditures for wages and direct local purchases in Mississippi totaling $85.0 million. If an event of default occurs and is continuing, the MDA may accelerate amounts due under the loan agreement. The loan is secured by certain equipment, land and buildings of KiOR Columbus.

In, 2011, the Company received all $75.0 million under the MDA Loan to reimburse the Company for expenses incurred on the construction of its initial-scale commercial production facility located in Columbus, Mississippi. As of June 30, 2013, borrowings of approximately $71.3 million under the MDA Loan were outstanding.

The non-interest bearing component of the MDA Loan was estimated to be approximately $32.2 million, which is recorded as a discount on the MDA Loan and a reduction of the capitalized cost of the related assets for which the Company was reimbursed in the same amount. The loan discount is recognized as interest expense, subject to interest capitalization during the construction phase, using the effective interest method. As of June 30, 2013, $4.6 million of the loan discount had been recognized as interest expense and subsequently capitalized to the extent allowed.

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

The Company agreed to pay the lender an end of term charge of $415,000, which consists of 7.5% of the original advances of $5.0 million, or $375,000, plus a $40,000 amendment fee the Company agreed to pay the lender on the maturity date. The Company is amortizing the end of term charge and amendment fee over the life of the loan and includes such amounts in interest expense on the Consolidated Statements of Operations and Comprehensive Loss. The Company had amortized approximately $410,000 as of June 30, 2013, which is included in the principal balance of the loan. As of June 30, 2013, borrowings of approximately $1.3 million on Equipment Loan #1 were outstanding.

Equipment Loan #2 — In March 2013, the Company paid off the remaining $137,000 equipment loan with Silicon Valley Bank.

Interest expense

For the three months ended June 30, 2013 and 2012, interest expense incurred was $7.6 million and $5.3 million, respectively, of which approximately $363,000 and all in the respective periods was capitalized. For the six months ended June 30, 2013 and 2012, interest expense incurred was $13.6 million and $9.9 million, respectively, of which approximately $4.2 million and $9.6 million in the respective periods was capitalized.

8.      Income Taxes

The effective tax rate for the six months ended June 30, 2013 and 2012 was 0%.

At June 30, 2013, the Company had a net federal income tax net operating loss carryforward balance of $70.5 million. If unused, the net operating loss carryforwards begin expiring in 2028. The Company has a full valuation allowance for its net deferred tax assets because the Company has incurred losses since inception. Certain changes in the ownership of the Company could result in limitations on the Company’s ability to utilize the federal net operating loss carryforwards. The Company has incurred overall net windfalls as a result of the difference between the book and tax deductions for restricted stock. Since the Company is in a taxable loss position for 2013 and cannot carry back the NOL to generate a cash tax refund, the benefit of the excess tax deduction has not been recorded to additional paid-in capital in the financial statements. In addition, a deferred tax asset for the net operating loss created by the windfall has not been recorded. The estimated net suspended NOL at June 30, 2013 is $3.2 million.

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

Commitments under the Mississippi Development Authority Loan

Under the Mississippi Development Authority Loan agreement, KiOR Columbus committed to make specified investments within Mississippi by December 31, 2015, including an aggregate $500.0 million investment in property, plant and equipment located in Mississippi and expenditures for wages and direct local purchases totaling $85.0 million. The Company must raise substantial additional funds in order to meet these investment and expenditure commitments. The Company is a parent guarantor for the payment of the outstanding balance under the loan. As of June 30, 2013, KiOR Columbus had $71.3 million in outstanding borrowings under the loan which are guaranteed by the Company.

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

Common Stock Warrants Outstanding

Warrants Issued in Connection with Equipment Loans

In connection with Equipment Loan #2, the Company issued warrants to purchase 16,998 shares of the Company’s Series B convertible preferred stock at an exercise price of $2.941 per share. The warrants are exercisable upon issuance and expire ten years from the issuance date. The issuance date fair value of these warrants was estimated to be $42,000 and has been recorded as a reduction, or discount, to the carrying value of the loan. The discount is being amortized to interest expense over the term of the loan. The warrants were valued on the issuance date using the following assumptions: a risk-free interest rate of 0.50%, expected volatility of 98.8%, no expected dividend yield and a term of ten years. Upon the close of the Company’s initial public offering on June 29, 2011, warrants to purchase 16,998 shares of Series B convertible preferred stock automatically converted into warrants to purchase an equivalent number of shares of Class A common stock. Warrants issued in connection with Equipment Loan #2 were still outstanding as of June 30, 2013.

Warrants Issued in Connection with Amendments of Equipment and Business Loan

In connection with the amendment to Equipment Loan #1 and the Company’s Business Loan in February 2011 and April 2011, the Company agreed to issue warrants to purchase $300,000 of securities issued in a next-round equity financing, which resulted in the Company issuing warrants to purchase 61,200 shares of Series C convertible Preferred Stock at an exercise price of $4.902 per share. Upon the close of the initial public offering on June 29, 2011, warrants to purchase 61,200 shares of Series C convertible preferred stock automatically converted into warrants to purchase 25,000 shares of Class A common stock using a conversion price of 80% of the price per share in the Company’s initial public offering. Warrants issued in connection with amendments to Equipment Loan #1 and the Company’s Business Loan were still outstanding as of June 30, 2013.

Warrants Issued in Connection with Alberta Lenders/Khosla Term Loan

On January 26, 2012, the Company and its wholly-owned subsidiary KiOR Columbus, LLC, entered into the Loan and Security Agreement. Pursuant to the Loan and Security Agreement, the Alberta Lenders made a term loan to the Company in the principal amount of $50 million and Khosla made a term loan to the Company in the principal amount $25 million, for a total of $75 million in principal amount. In March 2013, the Company and the Lenders entered into an amendment to the Company’s Loan and Security Agreement which, among other things, increased the amount available under the facility by $50 million. The sums due to each Lender are referred to herein as a “Loan Advance.”

In connection with the Company’s initial entrance into the Loan and Security Agreement, it issued the Lenders Initial Warrants to purchase an aggregate of 1,161,790 shares of the Company’s Class A common stock, subject to certain anti-dilution adjustments, at an exercise price of $11.62 per share, which was the consolidated closing bid price for the Company’s Class A common stock on January 25, 2012. The Initial Warrants were issued as partial consideration for the Lenders’ entry into the Loan and Security Agreement and will expire 7 years from the date of the grant. Each Initial Warrant may be exercised by payment of the exercise price in cash or on a net issuance basis.

In partial consideration for the amendment to the Company’s Loan and Security Agreement described above, the Company issued the Lenders ATM Warrants to purchase an aggregate of 619,867 shares of the Company’s Class A common stock for an exercise price per share of $5.71. In addition, on the first day of each subsequent 12 month period, the Company has agreed to grant to the Lenders additional shares under their respective ATM Warrants equal to (i) 3.75% of the average principal balance of the Loan Advance as of the last calendar day of each of the 12 months for such 12 month period payable to such Lender as of the last calendar day of each twelve (12) month period, divided by (ii) 100% of the Average Market Price. The ATM Warrants expire on August 3, 2020. As the Company borrows additional amounts under the Loan and Security Agreement and the principal balance increases, the Company must issue additional shares under its ATM Warrants. The ATM Warrant issued to Khosla will not be exercisable until the ATM Warrant issuance has been approved by the Company’s stockholders. Khosla Ventures controls a majority of the voting power of our outstanding common stock and would therefore also control any such approval vote.

The Company must also issue Khosla Subsequent Drawdown Warrants in connection with each subsequent Loan Advance from Khosla. The number of shares of the Company’s Class A common stock underlying the Subsequent Drawdown Warrant (assuming no net issuance) is an amount equal to 18% of the amount of the subsequent Loan Advances from Khosla divided by the Average Market Price. The Subsequent Drawdown Warrants expire on August 3, 2020. The Subsequent Drawdown Warrant issued to Khosla will not be exercisable until the Subsequent Drawdown Warrant issuance has been approved by the Company’s stockholders.

In addition, the Company must issue each Lender one or more PIK Warrants if it elects payment of paid-in-kind interest on the outstanding principal balance of the Loan Advance for any month. Any PIK Warrants issued prior to the amendment of the Company’s Loan and Security Agreement are referred to as Initial PIK Warrants. Any PIK Warrants issued subsequent to the amendment of the Company’s Loan and Security Agreement are referred to as the Subsequent PIK Warrants.

The Initial PIK Warrants were issued as partial consideration for the Lenders’ entry into the Loan and Security Agreement and will expire 7 years from the 18 month anniversary of the closing date of the Loan and Security Agreement.

The number of shares of the Company’s Class A common stock underlying the Subsequent PIK Warrants (assuming no net issuance) is an amount equal to 18% of the amount of interest paid-in-kind payable over the following 12 months divided by the Average Market Price. The Subsequent PIK Warrants expire on August 3, 2020. The Subsequent PIK Warrants issued to Khosla will not be exercisable until the Subsequent PIK Warrant issuances have been approved by the Company’s stockholders, which vote is controlled by Khosla Ventures.

The number of shares for which each PIK Warrant, Subsequent Drawdown Warrant and ATM Warrant is exercisable and the associated exercise price is subject to certain anti-dilution adjustments. Each PIK Warrant, Subsequent Drawdown Warrant and ATM Warrant may be exercised by payment of the exercise price in cash or on a net issuance basis. The Initial Warrants, the PIK Warrants, the Subsequent Drawdown Warrants and the ATM Warrants obligate the Company to file a registration statement on Form S-3 covering the resale of such warrants and the shares of the Company’s Class A common stock issuable upon exercise of such warrants. Subsequent PIK Warrants, Subsequent Drawdown Warrants and ATM Warrants issued by the Company in connection with the amendment required the Company to register the resale of such warrants and the shares underlying such warrants on a registration statement on Form S-3 by June 30, 2013. The Company is currently discussing with the warrant holders the timing of such a registration statement.

The Subsequent PIK Warrants, the Subsequent Drawdown Warrants and the ATM Warrants provide that if a registration statement is not declared effective on or prior to the Registration Deadline, or if the registration statement has been declared effective but has been suspended, the Company will pay to the warrantholder liquidated damages. The liquidated damages payable is an amount equal to the product of (i) the Aggregate Share Prices, multiplied by (ii) one and one-half hundredths (0.015), for each thirty (30) day period, (A) after the Registration Deadline and prior to the date the registration statement is declared effective by the SEC, and (B) during which sales of any warrants or warrant shares covered by a registration statement cannot be made pursuant to any such registration statement after the registration statement has been declared effective, subject to limited exceptions. The liquidated damages are payable in cash within five (5) trading days after the end of each thirty (30) day period that gives rise to the payment obligation, but are limited to 25% of the Aggregate Share Price paid by (or to be paid by) a warrantholder for its warrant shares.

The Company and the Lenders have agreed that without the Company’s first obtaining the approval from the Company’s stockholders, it will not have any obligation to issue, and will not issue, any warrants under the Loan and Security Agreement (including without limitation the ATM Warrants, the Subsequent Drawdown Warrants and the Subsequent PIK Warrants) to the extent that their issuance, when aggregated, would obligate the Company to issue more that 19.99% of the Company’s outstanding Class A common stock (or securities convertible into such Class A common stock), or the outstanding voting power, as calculated immediately prior to the execution of the amendment (subject to appropriate adjustments for any stock splits, stock dividends, stock combinations or similar transactions), in each case at a price less than the greater of the book or market value of the Company’s Class A common stock.

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

In connection with the Second Quarter 2013 Drawdowns, the Company issued to Khosla an ATM Warrant to purchase 270,108 shares of its Class A Common Stock, a Subsequent Drawdown Warrant to purchase 1,203,886 shares of its Class A Common Stock, and a Subsequent PIK Warrant to purchase 213,387 shares of its Class A Common Stock with exercise prices ranging from $4.42 to $4.62 per share. The table below shows warrants issued and assumptions used to value the warrants during 2013:

	January 1,	February 1,	March 17,	April 24,	May 17,	June 17,
	2013	2013	2013	2013	2013	2013
Shares issuable	36,235	42,645	1,098,493	569,825	546,302	571,254
Stock Price	$6.65	$5.61	$5.70	$4.38	$4.64	$4.10
Exercise Price	$11.62	$11.62	$5.71	$4.42	$4.62	$4.42
Expected volatility	83.0%	83%	83%	83%	83%	83%
Risk-free interest rate	1.25%	1.40%	1.31%	1.13%	1.32%	1.57%
Dividend yield	—	—	—	—	—	—
Expected term (in years)	7	7	7.5	7.3	7.3	7.2
Fair value	$4.39	$3.56	$4.31	$3.27	$3.48	$3.03

The warrants may be exercised by payment of the exercise price in cash or on a net issuance basis. All warrants issued pursuant to the Loan and Security Agreement were outstanding as of June 30, 2013. The following warrant activity occurred for the warrants issued in connection with Albert Lenders/Khosla Term Loan:

Warrant Holder	Type of Warrant	Shares underlying warrants issued as of December 31, 2012	Shares underlying warrants issued during the period ended June 30, 2013	Shares underlying warrants exercised during the period ended June 30, 2013	Shares underlying warrants outstanding at June 30, 2013
1538731 Alberta Ltd.	ATM	-	148,355	-	148,355
	PIK	61,264	133,429	-	194,693
	Other (1)	278,055	-	-	278,055
1538716 Alberta Ltd.	ATM	-	264,890	-	264,890
	PIK	109,391	238,242	-	347,633
	Other (1)	496,472	-	-	496,472
KFT Trust, Vinod Khosla, Trustee	ATM	-	476,730	-	476,730
	PIK	85,327	399,222	-	484,549
	Subsequent Drawdown Warrant	-	1,203,886	-	1,203,886
	Other (1)	387,263	-	-	387,263

(1) Other warrants consist of the initial warrants issued in connection with the Company’s entrance into the Loan and Security Agreement.

The Company determined that the warrants issuable pursuant to the Alberta Lenders/Kholsa Term Loan should be accounted for as equity based on the rationale that the Company does not have an obligation to transfer assets to the holders of the warrants. This is because the warrants cannot be redeemed and may only be satisfied by the issuance of shares to the warrant holders. This determination is supported by the guidance under Accounting Standards Codification 470-20, Debt Instruments with Detachable Warrants, which states that (i) proceeds from the sale of a debt instrument with stock purchase warrants are allocated based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance and (ii) the portions of the proceeds allocated to the warrants should be accounted for as paid-in capital. Based upon the guidance above, the Initial Warrants, PIK Warrants, Subsequent Drawdown Warrants and ATM Warrants have been accounted for as equity.

12.      Employee Benefit Plan

The Company has a 401(k) plan covering all of its U.S. employees. Effective May 1, 2010, the Company began matching 100% of the first 3% of individual employee contributions and 50% of the next 2% of individual employee contributions. New employees can immediately join the plan and participants immediately vest in employer matching contributions. Employer matching contributions under the plan totaled $306,000 and $166,000 for the three months ended June 30, 2013 and 2012, respectively, and $479,000 and $308,000 for the six months ended June 30, 2013 and 2012, respectively.

13.      Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense related to options and restricted stock granted was allocated to cost of product revenue, research and development expense, and sales, general and administrative expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of product revenue	$89	$—	$156	$—
Research and development	381	488	1,007	733
Sales, general and administrative	3,003	3,225	6,036	5,104

Total stock-based compensation expense	$3,473	$3,713	$7,199	$5,837

The amount of the excess tax benefits and the related additional paid in capital have not been set up as net operating losses. The excess tax benefits are currently being carried forward and not yet monetized.

Amended and Restated 2007 Stock Option/Stock Issuance Plan

Options to purchase approximately 6.3 million shares of Class A common stock and options to purchase approximately 4.1 million shares of Class B common stock were outstanding under the Company’s Amended and Restated 2007 Stock Option/Stock Issuance Plan (the “2007 Plan”) as of June 30, 2013. Options to purchase approximately 6.4 million shares of Class A common stock and options to purchase approximately 4.3 million shares of Class B common stock were outstanding as of December 31, 2012 under the 2007 Plan.

Stock option activity for the Company under the 2007 Plan was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2012	10,681	$1.68
Options Granted	—	—
Exercised	(238)	0.68
Forfeited	(99)	2.72

Outstanding at June 30, 2013	10,343	$1.70	6.2	$44,912

Exercisable	7,077	$1.28	6.5	$32,892

The total intrinsic value of options exercised during the three months ended June 30, 2013 and 2012 was $625,000 and $5.8 million, respectively, and $1.1 million and $15.2 million for the six months ended June 30, 2013 and 2012, respectively. There remains $11.6 million in unrecognized stock-based compensation cost that is expected to be recognized over a weighted-average period of 2.2 years.

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

Restricted stock activity for the Company under the 2007 Plan was as follows:

	Number of Shares (In thousands)	Weighted- Average Grant-Date Fair Value
Nonvested—December 31, 2012	675	$15.00
Granted	—	—
Vested	(119)	15.00
Forfeited	(156)	15.00
Nonvested—June 30, 2013	400	$15.00

There was $6.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2007 Plan that is expected to be recognized over a weighted-average period of 2.6 years.

Following the effectiveness of the Company’s 2011 Long-Term Incentive Plan upon the completion of the Company’s initial public offering in June 2011, no further awards were made under the 2007 Plan.

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

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2012	249	$13.53
Options Granted	84	4.04
Exercised	—	—
Forfeited	(126)	15.29

Outstanding at June 30, 2013	207	$8.60	9.1	$0.1

Exercisable	30	$14.01	8.2	—

There is a remaining $962,000 in unrecognized stock-based compensation cost that is expected to be recognized over a weighted-average period of 3.6 years.

The weighted average assumptions used to value stock option grants under the 2011 Plan for the three and six months ended June 30, 2012 are as follow: expected volatility of 80.0%, risk-free interest rate of 1.0%, dividend yield of 0%, and expected term of 6.25 years.

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

Restricted stock activity for the Company under the 2011 Plan, other than awards under the Company’s Annual Incentive Plan for which performance goals have not been met, was as follows:

	Number of Shares (In thousands)	Weighted- Average Grant-Date Fair Value
Nonvested—December 31, 2012	1,195	$9.71
Granted	2,280	6.34
Vested	(809)	9.70
Canceled or forfeited	(259)	12.13
Nonvested—June 30, 2013	2,407	$6.26

There was $15.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2011 Plan that is expected to be recognized over a weighted-average period of 2.5 years.

In addition, the compensation committee of the Board of Directors approves yearly Annual Incentive Plans. Shares awarded under our annual incentive plans are issued under our 2011 Plan.

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

2012 Employee Stock Purchase Plan

The awards granted for the purchase period beginning January 1, 2013 under the 2012 Employee Stock Purchase Plan (the “2012 ESPP”) had a fair value of $2.38 per share using the following assumptions: a risk-free interest rate of 0.12%, expected volatility of 74.62%, expected dividend yield of 0%, and an expected term of 0.5 years. For the purchase period January 1, 2013 through June 30, 2013, the Company’s employees purchased 41,594 shares under the 2012 ESPP at a price per share of $4.85.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements as of December 31, 2012, the notes accompanying those financial statements and management’s discussion and analysis as contained in our Annual Report on Form 10-K, or Annual Report, filed with the SEC on March 18, 2013 and in conjunction with the unaudited condensed consolidated financial statements and notes in Item 1 of Part I of this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various important factors, including those discussed below and in the section entitled “Risk Factors” included in Item 1A of Part II below and in Item 1A of Part I of our Annual Report. Due to the fact that we have generated only limited revenue to date, we believe that the financial information contained in this report is not indicative of, or comparable to, the financial profile that we expect to have if and when we begin to generate significant revenues. We undertake no obligation to update publicly any forward-looking statements, even if new information becomes available or other events occur in the future, except to the extent required by law.

Overview

We are a next-generation renewable fuels company. We have developed a proprietary catalytic process that allows us to produce cellulosic gasoline and diesel from abundant, lignocellulosic biomass. Our cellulosic gasoline and diesel are true hydrocarbon fuels which are similar to their traditional petroleum-based counterparts and yet we estimate they will result in over 60% less life cycle greenhouse gas emissions. While other renewable fuels are derived from soft starches, such as corn starch or cane sugar, for ethanol, or from soy and other vegetable oils for biodiesel, cellulosic fuel is derived from lignocellulose found in wood, grasses and the non-edible portions of plants. Our biomass-to-cellulosic fuel technology platform combines our proprietary catalyst systems with fluid catalytic cracking, or FCC, processes that have been used in crude oil refineries to produce gasoline for over 60 years.

In April 2012, we mechanically completed our initial-scale commercial production facility in Columbus, Mississippi. This first facility is designed to produce up to 13 million gallons of cellulosic diesel and gasoline per year. During the fourth quarter of 2012, we successfully commissioned our proprietary biomass fluid catalytic cracking, or BFCC, operation at the Columbus facility, and produced our first “on spec” cellulosic intermediate oil in limited quantities. In the first quarter of 2013, we successfully commissioned the Columbus plant’s hydrotreater and fractionation units, and began our first cellulosic diesel and gasoline shipments in March 2013 and June 2013, respectively. We have had limited continuous production at our Columbus facility and have not yet reached “steady state” production.

We currently intend to begin construction of our next commercial production facility during the first quarter of 2014, which we expect will be either an expansion of our production capabilities in Columbus, Mississippi through the construction of a second initial scale commercial production facility or the construction of a standard commercial production facility in Natchez, Mississippi, subject to our ability to raise capital. If we build our next commercial production facility adjacent to our current initial scale commercial facility in Columbus, Mississippi, we believe it will be able to produce up to 13 million gallons of cellulosic diesel and gasoline per year, approximately the same amount of our current Columbus facility. If we build our next commercial production facility in Natchez, Mississippi, we believe it will be able to produce up to 40 million gallons of cellulosic diesel and gasoline per year, approximately three times the amount of our current Columbus facility. We believe the standard scale commercial facility will be the model for our standard commercial facilities in order to take advantage of economies of scale. Our business plan contemplates that we will need to raise additional funds to build our next commercial production facilities and subsequent facilities, continue the development of our technology and products and commercialize any products resulting from our research and development efforts.

We were incorporated and commenced operations in July 2007. Since our inception, we have operated as a development stage company, performing extensive research and development to develop, enhance, refine and commercialize our biomass-to-cellulosic fuel technology platform. Until recently, we have focused our efforts on research and development and the construction of our Columbus facility. As a result, we have generated $265.4 million of operating losses and an accumulated deficit of $296.6 million from our inception through June 30, 2013. We expect to continue to incur operating losses through at least 2015 as we continue into the commercialization stage of our business. We must raise capital in one or more external equity and/or debt financings by the end of September 2013 to fund the cash requirements of our ongoing operations. The lack of any committed sources of financing other than the remaining availability under our Loan and Security Agreement with 1538731 Alberta Ltd. as agent and lender, 1538716 Alberta Ltd. as lender, who we refer to collectively as the Alberta Lenders, and KFT Trust, Vinod Khosla, Trustee, as lender, who we refer to as Khosla, raises substantial doubt about our ability to continue as a going concern.

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

The majority of our long-lived assets, other than intangible assets, consist of our initial-scale commercial production facility, demonstration unit, and pilot unit. The demonstration and pilot units are variations of common refinery equipment used in technology development and scale-up of processes that have been scaled and modified for our research and development purposes. Our intangible assets consist of purchased biomass conversion technology and technology licenses. Given our history of operating losses, we evaluated the recoverability of the book value of our property, plant and intangible assets by performing an undiscounted forecasted cash flow analysis. Based on our analysis, the sum of the undiscounted cash flows is in excess of the book value of the property, plant and equipment and intangible assets. Accordingly, no impairment charges have been recorded during the period from July 23, 2007 (date of inception) through June 30, 2013.

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

Stock-Based Compensation

Compensation cost for grants of all share-based payments is based on the estimated grant date fair value. We attribute the value of share-based compensation to expense using the straight-line method. We estimate the fair value of our share-based payment awards using the Black-Scholes option-pricing model, which we refer to as the Black-Scholes model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions, including assumptions relating to the risk-free interest rate, the expected term and expected volatility which materially affect the fair value estimates. The risk-free interest rate was based on the market yield currently available on United States Treasury securities with maturities approximately equal to the option’s expected term. Expected term represents the period that our stock-based awards are expected to be outstanding. The simplified method was used to calculate the expected term. Historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term, as we are a development stage company and fair market value of shares granted changed from our historical grants as a result of our initial public offering in June 2011. The expected volatility was based on the historical stock volatilities of several comparable publicly-traded companies over a period equal to the expected terms of the options, as we do not have a long trading history to use to estimate the volatility of our own common stock. Our expected dividend yield was assumed to be zero as we have not paid, and do not anticipate paying, cash dividends on our shares of common stock.

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

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. We recognize a valuation allowance against our net deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be fully realizable. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At June 30, 2013, we had a full valuation allowance against all of our deferred tax assets, including our net operating loss carryforwards.

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

Common Stock Warrants

We estimate the fair value of our common stock warrants using the Black-Scholes model. The risk-free interest rate was based on the market yield currently available on United States Treasury securities with maturities approximately equal to the warrant’s expected term. Expected term represents the period that our common stock warrants are expected to be outstanding. In the case of our common stock warrants issued under the Loan and Security Agreement the warrants generally have a term of seven years. The expected volatility was based on the historical stock volatilities of several comparable publicly-traded companies over a period equal to the expected terms of the warrants, as we do not have a long trading history to use to estimate the volatility of our own common stock. Our expected dividend yield was assumed to be zero as we have not paid, and do not anticipate paying, cash dividends on our shares of common stock.

We will continue to use judgment in evaluating the expected volatility, lives, and dividend rate related to our common stock warrants on a prospective basis and incorporating these factors into our warrant-valuation model.

Results of Operations

Three Months Ended June 30, 2013 compared to the Three Months Ended June 30, 2012

Revenues

	Three Months Ended June 30,		Change
	2013	2012	$	%
	(Dollars in thousands)
Revenues:
Product revenue	$189	$—	189	N/A
Renewable identification number revenue	50	—	50	N/A

Total revenues	$239	$—	$239

Product revenue. Our product revenue was $189,000 for the three months ended June 30, 2013 compared to zero for the same period in 2012. Product revenue was generated by our cellulosic gasoline, diesel, and fuel oil production and shipments from our initial scale commercial production facility in Columbus.

Renewable identification number revenue. Our renewable identification number revenue was $50,000 for the three months ended June 30, 2013 compared to zero for the same period in 2012. We generated cellulosic gasoline and diesel RINs in connection with our cellulosic gasoline and diesel shipments from our initial scale commercial production facility in Columbus, and we sold the RINs to the purchaser of the shipment.

We expect that our revenues from sales of cellulosic gasoline, diesel, fuel oil and RINs will be limited and unpredictable, at least in the near term, as we continue bringing our initial-scale commercial production facility to steady state operations. We also expect that our revenues will be subject to price fluctuations, including the prices we obtain from different customers for our cellulosic gasoline, diesel and fuel oil and RINs under our off-take agreements or spot sale arrangements. All revenues in the three months ended June 30, 2013 are attributable to customers in the United States.

Operating Expenses

	Three Months Ended June 30,		Change
	2013	2012		%
	(Dollars in thousands)
Operating expenses:
Cost of product revenue	$15,088	$—	$15,088	N/A
Research and development expenses	8,572	9,280	(708)	(8%	)
General and administrative expenses	7,865	13,694	(5,829)	(43%	)

Total operating expenses	$31,525	$22,974	$8,551

Cost of product revenue. Our cost of product revenue was $15.1 million for the three months ended June 30, 2013 as compared to zero for the same period in 2012. Although the Columbus facility has not yet achieved steady state production, because in March 2013 we produced finished products and had our first cellulosic diesel shipment from the facility, we placed it into service. As a result of placing the plant into service, depreciation and operating and manufacturing costs relating to the plant are now presented as cost of product revenue. Startup costs for 2012 continue to be included in general and administrative expenses, as they were incurred prior to placing the plant into service. Cost of product revenue, including incremental costs incurred in connection with our efforts to achieve steady state operations, primarily consists of: $3.8 million of repair and maintenance; $2.2 million relating to depreciation of the facility; $1.9 million of inventory charges; $1.7 million of utility usage such as natural gas, electricity, and water; $1.6 million for payroll and related expenses; $1.2 million for leased equipment to operate the facility; $0.6 million for consultants; $0.6 million for disposal fees; and the remaining operating costs relate to items such as production chemicals, supplies, property taxes, property insurance, and freight costs incurred in operations.

Research and Development Expenses. Our research and development expenses decreased by $708,000, or 8%, for the three months ended June 30, 2013 as compared to the same period in 2012. The decrease was primarily due to a decrease of $452,000 in laboratory expenses and supplies in connection with biomass quality testing efforts. The decrease to research and development expense was also due to a decrease of $257,000 in operating costs associated with our research and development facilities, which include repairs, maintenance, utilities, feedstock and disposal costs.

General and Administrative Expenses. Our general and administrative expenses decreased by $5.8 million, or 43%, for the three months ended June 30, 2013 as compared to the same period in 2012. This decrease was primarily the result of $6.0 million of start-up costs incurred at our initial-scale commercial production facility in Columbus, Mississippi during the three months ended June 30, 2012. As noted in cost of product revenue above, during the three months ended June 30, 2013, costs previously recorded to general and administrative as start-up costs are now included in cost of product revenue. Our general and administrative expenses that are not related to our initial-scale commercial production facility remained consistent for the three months ended June 30, 2013 compared to the same period in 2012.

Other Income (Expense), Net

	Three Months Ended June 30,		Change
	2013	2012		%
	(Dollars in thousands)
Other income (expense), net:
Interest income	$—	$7	$(7)	100%
Interest expense, net of amounts capitalized	(7,208)	—	7,208	N/A

Other income (expense), net	$(7,208)	$7	$7,215

Interest Income. Interest income decreased by $7,000 for the three months ended June 30, 2013 as compared to the same period in 2012. The decrease is primarily due to less cash on hand invested in money market accounts.

Interest Expense, Net of Amounts Capitalized. Interest expense increased by approximately $7.2 million for the three months ended June 30, 2013 compared to the same period in 2012. In March 2013, we placed our initial-scale commercial production facility in Columbus, Mississippi into service, which significantly reduced interest expense capitalized after the in-service date. Until we incur significant capital expenditures at our next commercial production facility, we expect that majority of our interest expense will not be capitalized.

Six Months Ended June 30, 2013 compared to the Six Months Ended June 30, 2012

Revenues

	Six Months Ended June 30,		Change
	2013	2012		%
	(Dollars in thousands)
Revenues:
Product revenue	$257	$—	257	N/A
Renewable identification number revenue	53	—	53	N/A

Total revenues	$310	$—	$310

Product revenue. Our product revenue was $257,000 for the six months ended June 30, 2013 compared to zero for the same period in 2012. Product revenue of approximately $205,000 was generated by our cellulosic gasoline, diesel, and fuel oil production and shipments from our initial scale commercial production facility in Columbus. The remaining product revenue of approximately $52,000 was generated from a contract whereby we agreed to sell our cellulosic diesel produced from our research and development facilities to an obligated third-party to blend with diesel. We then purchased the blended diesel from the obligated third-party for sale to one of our offtake customers for fleet testing. Revenue consisted of our fuel price plus incremental fees incurred to purchase diesel and costs to blend it with our cellulosic diesel.

Renewable identification number revenue. Our renewable identification number revenue was $53,000 for the six months ended June 30, 2013 compared to zero for the same period in 2012. We generated cellulosic gasoline and diesel RINs along with our cellulosic gasoline and diesel shipments from our initial scale commercial production facility in Columbus, and we sold the RINs to the purchaser of the shipment.

We expect that our revenues from sales of cellulosic gasoline, diesel, and fuel oil and RINs will be limited and unpredictable, at least in the near term, as we continue bringing our initial-scale commercial production facility to steady state operations. We also expect that our revenues will be subject to price fluctuations, including the prices we obtain from different customers for our cellulosic gasoline, diesel and fuel oil and RINs under our off-take agreements or spot sale arrangements. All revenues in the six months ended June 30, 2013 are attributable to customers in the United States.

Operating Expenses

	Six Months Ended June 30,		Change
	2013	2012		%
	(Dollars in thousands)
Operating expenses:
Cost of product revenue	$20,496	$—	$20,496	N/A
Research and development expenses	17,738	17,711	27	—
General and administrative expenses	22,541	21,813	728	3%

Total operating expenses	$60,775	$39,524	$21,251

Cost of product revenue. Our cost of product revenue was $20.5 million for the six months ended June 30, 2013 as compared to zero for the same period in 2012. Although the Columbus facility has not yet achieved steady state production, because in March 2013 we produced finished products and had our first cellulosic diesel shipment from the facility, we placed it into service. As a result of placing the plant into service, depreciation and operating and manufacturing costs relating to the plant are now presented as cost of product revenue. Startup costs for 2012 continue to be included in general and administrative expenses, as they were incurred prior to placing the plant into service. Cost of product revenue, including incremental costs incurred in connection with our efforts to achieve steady state operations, primarily consists of: $4.9 million of repair and maintenance; $3.0 million relating to depreciation of the facility; $2.5 million of inventory charges; $2.3 million for payroll and related expenses; $2.3 million for utility usage such as natural gas, electricity, and water; $1.5 million for leased equipment to operate the facility; $1.0 million for consultants; $0.9 million for disposal fees; $0.6 million for production chemicals; and the remaining operating costs relate to items such as production chemicals, supplies, property taxes, property insurance, and freight costs incurred in operations.

Research and Development Expenses. Our research and development expenses remained consistent in the comparative periods resulting from a combination of increases and decreases in expenses. Research and development expenses included an increase of $755,000 in payroll and related expenses. $455,000 of the increase to payroll and related expenses is due to an increase in R&D headcount plus overtime hours incurred, partially offset by the allocation of costs from research and development to cost of product revenue for our research and development staff that worked at our initial-scale commercial production facility during the start-up phase. Furthermore, $277,000 of the increase to payroll and related expenses is due to an increase in stock-based compensation. Also research and development expenses for 2013 included an increase in depreciation expense of $308,000 due to our expanding of the demonstration unit in 2012 and pilot plant in the first quarter of 2013. The remaining increase of $306,000 relates to insurance, new employee cost, travel costs, and disposal fees. Partially offsetting these increases was a decrease to research and development expense primarily due to a decrease of $616,000 in laboratory testing and supplies in connection with testing biomass fuels for quality. Research and development expense also reflects a decrease of $526,000 in operating costs associated with our research and development facilities, which includes repairs, maintenance, utilities, feedstock and disposal costs. There was also a decrease of $201,000 in consultant fees.

General and Administrative Expenses. Our general and administrative expenses increased by $728,000, or 3%, for the six months ended June 30, 2013 as compared to the same period in 2012. This increase was primarily the result of a $2.0 million increase in payroll and related expenses, excluding payroll and related expenses for our Columbus employees. Payroll and related expenses included an increase in stock-based compensation of $1.2 million. The remaining increase to payroll and related expenses, excluding payroll and related expenses for our Columbus employees, is due to an increase in average headcount during the six months ended June 30, 2013 to approximately 47 employees compared to an average of approximately 39 employees for the same period in 2012. The increase to general and administrative expenses is partially offset by a decrease of $1.3 million of start-up costs incurred at our initial-scale commercial production facility in Columbus, Mississippi as beginning in March 2013 we record these costs as cost of product revenue. Start-up costs were higher during the six months ended June 30, 2012 compared to the same period in 2013 due to increased headcount with consultants and contractors to assist in commissioning our initial-scale commercial production facility upon mechanical completion in April 2012.

Other Income (Expense), Net

	Six Months Ended June 30,		Change
	2013	2012		%
	(Dollars in thousands)
Other income (expense), net:
Interest income	$1	$9	$(8)	(89%	)
Interest expense, net of amounts capitalized	(9,365)	(274)	9,091	3,318%

Other income (expense), net	$(9,364)	$(265)	$9,099

Interest Income. Interest income decreased by $8,000 for the six months ended June 30, 2013 as compared to the same period in 2012. The decrease is primarily due to less cash on hand invested in money market accounts.

Interest Expense, Net of Amounts Capitalized. Interest expense increased by approximately $9.1 million for the six months ended June 30, 2013 compared to the same period in 2012. In March 2013, we placed our initial-scale commercial production facility in Columbus, Mississippi into service, which significantly reduced interest expense capitalized after the in-service date. Until we incur significant capital expenditures at our next commercial production facility, we expect that majority of our interest expense will not be capitalized.

Liquidity and Capital Resources

We must raise capital in one or more external equity and/or debt financings by the end of September 2013 to fund the cash requirements of our ongoing operations. In addition, we must raise substantial additional capital to fund our next commercial production facility. Although we are in discussions with potential financing sources, other than the remaining borrowing capacity of $10 million under the Loan and Security Agreement described below, we have no committed sources of financing. The lack of any committed sources of financing other than the remaining availability under the Loan and Security Agreement raises substantial doubt about our ability to continue as a going concern.

Our failure to timely obtain additional financing could require us to suspend some or all of our operations, would require us to delay and scale back our business plan, including our research and development programs and construction of our next commercial production facility, and would require us to reduce our headcount, overhead and other operating costs, each of which would have a material adverse effect on our business, prospects and financial condition. Further, failure to obtain additional external financing to fund construction of our next production facility would require us to delay, scale back or eliminate our construction plans for that facility and other future facilities, which would harm our business and prospects.

Since inception, we have generated significant losses. As of June 30, 2013, we had an accumulated deficit of approximately $296.6 million and we expect to continue to incur operating losses through at least 2015 as we move into the commercialization stage of our business. Commercialization of our technology will require significant capital and other expenditures, including costs related to ongoing efforts to achieve steady-state operations at our initial-scale commercial production facility and the construction of our next commercial production facility, which will require us to raise significant amounts of additional capital.

In March 2013, we entered into an amendment to our Loan and Security Agreement which, among other things, increased the amount available under the facility by $50 million to $125 million. We had already borrowed the full $75 million that was previously available under this facility and of the $50 million of additional funds from Khosla, we borrowed $10 million in each month from April 2013 through June 2013 for a total of $30 million, which we refer to as the Second Quarter 2013 Drawdowns, and $10 million in July 2013 , which we refer to as the July 2013 Drawdown. As such, $10 million remains available for borrowing under the Loan and Securty Agreement, which is our only committed external source of funds. As of June 30, 2013, we had cash and cash equivalents of $11.5 million and as of July 31, 2013, we had cash and cash equivalents of $12.1 million.

Our material liquidity needs over the next twelve months from July 31, 2013 consist of the following:

•

Funding our overhead costs, which we expect to be approximately $52 million. We do not expect to be able to generate sufficient revenue from the sale of our cellulosic gasoline and diesel to allow us to fund these costs from internally generated cash from operations before the commencement of operations at our next commercial production facility, which we currently expect will not occur until the second half of 2015 at the earliest.

•	Funding our debt service costs, which we expect to be approximately $5 million, assuming we continue to elect to pay-in-kind interest due under the Loan and Security Agreement.

•

Funding the operating costs at the Columbus facility, including costs to bring the facility to steady state operations, which we estimate will require approximately $12 million to $14 million, net of expected revenues from the facility.

•

Funding a portion of the front-end capital expenditures for our next commercial production facility, which could be either an expansion of our production capabilities in Columbus, Mississippi through the construction of a second initial scale commercial production facility or a standard scale commercial production facility in Natchez, Mississippi. We expect these expenditures, which would include front-end engineering and procurement services and long-lead equipment, would require approximately $7 million to $10 million. As discussed below, the commencement of construction of this facility is subject to our ability to raise additional capital.

To meet our liquidity needs for the next twelve months from July 31, 2013, we will need to raise $55 million to $60 million in addition to our cash and cash equivalents as of July 31, 2013, expected revenues from our initial-scale commercial production facility and remaining borrowing capacity under our Loan and Security Agreement. We also will need to raise significant capital to fund the construction of our next commercial production facility, the commencement of which is subject to our ability to raise additional capital.

We are currently considering two options for our next commercial scale facility.

One option is to design, engineer and construct a second initial scale commercial facility adjacent to our current initial scale commercial facility in Columbus, Mississippi, which would have a capacity of 500 bone dry tons, or BDT, per day. We are considering this option because we believe that a second initial scale commercial facility in Columbus may allow us to (i) accelerate our ability to achieve overall positive cash from operations with less need for capital from external sources and risk of financing, (ii) reduce design, engineering and construction costs due to our ability to leverage our experience from the construction of the current Columbus facility, (iii) incorporate the most recent improvements to our technology into both the existing facility and the planned facility in Columbus, (iv) achieve operational synergies as a result of shared personnel, infrastructure and operational knowledge with the existing Columbus facility, and (v) leverage existing feedstock relationships while introducing other types of lower cost feeedstocks such as hardwood, energy crops, and waste products such as railroad ties. We currently estimate on a preliminary basis that the total cost of this second initial scale commercial facility Columbus, Mississippi would be approximately $175 million to $225 million, based upon expected design and engineering savings combined with our recent experience of designing, engineering and constructing the current Columbus facility for approximately $213 million. We also estimate on a preliminary basis that the combined Columbus facilities will be able to produce cellulosic gasoline and diesel at a per-unit, unsubsidized cost between $2.60 and $2.80 per gallon at our current proven yields of 72 gallons per BDT, excluding costs of financing and facility depreciation, which would decrease to between $2.15 and $2.35 per gallon if we are able to achieve our short-term yield target of 92 gallons per BDT.

The other option is to continue to execute our original business plan and design, engineer and construct a standard commercial production facility in Natchez, Mississippi, consisting of a single BFCC unit with a capacity of 1,500 BDT per day and a dedicated unit for upgrading our oil into cellulosic fuel. We currently estimate that the total cost of this facility in Natchez, Mississippi would be approximately $560 million to $600 million.  This estimate for the proposed Natchez facility is a “factored estimate,” which means that we have taken the anticipated cost of the equipment to be purchased and installed for our standard commercial production facility and multiplied such anticipated cost by a factor to reach an estimate of the total cost of the facility.  The factor is designed to project the potential impacts of inflation, future labor rates and future availability of vendors and manufacturers of equipment on the overall cost of the facility.  We have based our estimate of the factor on the following:

●	Standard capital project estimation practices for the petrochemicals and refining industry;

●	Multipliers currently used by the engineering, procurement and construction industry; and

●	Our own experience based on the engineering, procurement and construction process for our initial scale commercial production facility in Columbus, Mississippi.

To the extent that parts of the facility do not currently have a specific equipment list, we have made what we believe to be a reasonable estimate of the total installed cost of those parts of the facility. This estimate includes site-specific requirements for our anticipated site in Natchez, Mississippi such as site preparation and availability of utilities and scope changes reflecting the most recent improvements to our technology. We believe these improvements will enhance the operability of the Natchez facility while eliminating the production of fuel oil, which does not currently generate RINs under the Renewable Fuel Standard program. We also estimate that this facility will be able to produce cellulosic gasoline and diesel at a per-unit, unsubsidized cost between $2.25 and $2.48 per gallon at our current proven yields of 72 gallons per BDT, excluding costs of financing and facility depreciation, which would decrease to between $1.81 and $1.96 per gallon if we are able to achieve our short-term yield target of 92 gallons per BDT.

Our estimates for the total costs of both of these potential commercial scale production facilities are preliminary in nature and subject to change as new events or circumstances develop. Our estimated costs could increase or decrease based on a variety of factors, including scope changes which may impact the equipment required for the facility, the results of front-end engineering and design and value engineering, and site-specific requirements such as the availability of utilities and site preparation. Furthermore, we do not own the land necessary to build our commercial production facility at either site and would need to obtain permits and other authorizations required in connection with the facility. These factors could also increase or decrease our estimated costs. Our plan is to reach a decision between these two options in the next 30 days, seek additional financing to execute on the selected option, and commence and/or continue value engineering for the second commercial scale facility, all of which we believe would allow us to start construction on the facility during the first quarter of 2014.

We expect any financing for our second commercial scale production facility will be contingent upon, among other things, successful fuel production at our Columbus facility, entering into satisfactory feedstock supply and offtake agreements for the second facility, receipt of necessary governmental and regulatory approvals and permits, any required equity financing, there being no material adverse effect on us or our industry (including relevant commodity markets) and general market conditions. Longer term, we also anticipate material liquidity needs for the construction of additional commercial scale production facilities.

Our ability to obtain additional external debt financing will be limited by the amount and terms of our existing borrowing arrangements and the fact that all of our assets have been pledged as collateral for these existing arrangements. In addition, a failure to comply with the covenants under our existing debt instruments could result in an event of default. Furthermore, there are cross-default provisions in certain of our existing debt instruments such that an event of default under one agreement or instrument could result in an event of default under another. If an event of default resulted in the acceleration of all of our payment obligations under our debt instruments as of July 31, 2013, we would be required to pay our lenders an aggregate of $222.0 million. In the event of an acceleration of amounts due under our debt instruments as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interests in the collateral securing such indebtedness. Our failure to obtain additional external financing to fund our cash requirements would further cause noncompliance with our existing debt covenants which would have a material adverse effect on our business, prospects and financial condition.

In addition, under our Loan and Security Agreement, we are required to file a registration statement covering the resale of warrants issued under the Loan and Security Agreement and the shares of the Company’s Class A common stock issuable upon exercise of such warrants.

The Subsequent PIK Warrants, the Subsequent Drawdown Warrants and the ATM Warrants we issued in connection with our Loan and Security Agreement, as described below, provide that if a registration statement is not declared effective on or prior to August 15, 2013, which we refer to as the Registration Deadline, or if the registration statement has been declared effective but has been suspended, we will pay to the warrantholder liquidated damages. The liquidated damages payable is an amount equal to the product of (i) the aggregate exercise price of the warrant and the warrant shares then held by the warrantholder, which are not able to be sold pursuant to a registration statement for the reasons previously described, which we refer to as the Aggregate Share Price, multiplied by (ii) one and one-half hundredths (.015), for each thirty (30) day period, (A) after the Registration Deadline and prior to the date the registration statement is declared effective by the SEC, and (B) during which sales of any warrants or warrant shares covered by a registration statement cannot be made pursuant to any such registration statement after the registration statement has been declared effective, subject to limited exceptions. The liquidated damages are payable in cash within five (5) trading days after the end of each thirty (30) day period that gives rise to the payment obligation, but are limited to 25% of the Aggregate Share Price paid by (or to be paid by) a warrantholder for its warrant shares.

We did not begin to produce or generate any revenue from sales of our cellulosic fuel at our initial-scale commercial production facility until March 2013 and have only generated limited revenue to date. We expect our revenues from our initial-scale commercial production facility to be limited until we reach steady-state operations and we do not expect to have positive cash from operations at least until our next commercial facility has been constructed and is operational, which we do not expect to occur until the second half of 2015 at the earliest. Even if we reach steady-state operations at our initial-scale commercial production facility, our offtake agreements with Catchlight Energy, LLC and FedEx Corporate Services, Inc. are subject to the satisfaction of various conditions, such the final testing of our cellulosic fuel against certain agreed-upon criteria and the agreement upon final logistics for the delivery of our cellulosic fuel. We have not satisfied all of these conditions, and some of the conditions are in the control of the counterparties, before the counterparties are obligated to purchase our cellulosic fuel and make payments to us under those offtake agreements.

Long-Term Debt

Long-term debt at June 30, 2013 consisted of the following:

	June 30,	December 31,
	2013	2012
	(Amounts in thousands)
Long-Term Debt:
Equipment loans	$1,256	$1,989
Mississippi Development Authority Loan	71,250	73,125
Alberta Lenders/Khosla Term Loan	125,735	88,013
Less: unamortized debt discounts	(43,506)	(37,125)

Long-term debt, net of discount	154,735	126,002
Less: current portion	(5,006)	(5,124)

Long-term debt, less current portion, net of discount	$149,729	$120,878

Alberta Lenders/Khosla Term Loan

Overview of the Loan and Security Agreement

On January 26, 2012, we entered into a Loan and Security Agreement with 1538731 Alberta Ltd. as agent and lender, and 1538716 Alberta Ltd., as lender, which we refer to collectively as the Alberta Lenders, and KFT Trust, Vinod Khosla, Trustee, or Khosla, who we refer to, collectively with the Alberta Lenders, as the Lenders. Pursuant to the Loan and Security Agreement, the Alberta Lenders made a term loan to us in the principal amount of $50 million and Khosla made a term loan to us in the principal amount $25 million, for a total of $75 million in principal amount, which we refer to as the Loan Advance and which may be converted as described below. At closing, we paid the Lenders a facility charge of $750,000.

In March 2013, we entered into an amendment to our Loan and Security Agreement which, among other things, (i) increases the amount available under the facility by $50 million, which we may borrow from Khosla, based on our capital needs, before March 31, 2014, subject to the terms of the Loan and Security Agreement, (ii) replaces the requirement to make installment payments of principal with a single balloon payment at maturity, (iii) allows us to elect payment of paid-in-kind interest throughout the term of the loan, (iv) modifies certain financial and negative covenants, including a covenant that required us to complete an equity offering meeting certain conditions on or before March 31, 2013, (v) requires us to raise additional capital in the amount of $175 million on or before March 31, 2014 unless we show that we have three months cash on hand on such date, (vi) increases by $25 million the limit on the amount of capital expenditures we can make on our next commercial production facility prior to raising additional funds and (vii) provides for the conversion, subject to the satisfaction of certain conditions, of (A) the secured obligations and certain other amounts in connection therewith owed to certain of the Lenders into the debt that may be issued in connection with our financing of our standard scale commercial production facility and (B ) the secured obligations and certain other amounts in connection therewith owed to certain of the Lenders into equity securities that may be issued in connection with our financing of our standard scale commercial production facility. We refer to the agreement, as amended, as the Loan and Security Agreement.

In connection with the amendment described above, we agreed to pay the Alberta Lenders $100,000 for costs and expenses and agreed to issue certain warrants as described below.

We borrowed $10 million in each month from April 2013 through June 2013 for a total of $30 million from Khosla (the “Second Quarter 2013 Drawdowns”). Subsequent to June 30, 2013, we borrowed $10 million from Khosla (the “July 2013 Drawdown”). $10 million remains available for borrowing. In order to borrow from Khosla, (i) we must provide Khosla with a near term cash flow forecast demonstrating the need for such borrowing, (ii) at the time of and after giving effect to such advance, no event of default (as such term is defined under our Loan and Security Agreement) has occurred or is continuing, (iii) we must issue to Khosla a Subsequent Drawdown Warrant and (iv) we may not have consummated an offering of debt securities resulting in gross proceeds to us in an amount of $75 million or more (including any term loans (excluding any paid-in-kind interest) made by Khosla under the Loan and Security Agreement on or after the effective date of the amendment). Any additional borrowings from Khosla are considered a part of the Loan Advance.

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

We also agreed to pay the Lenders an end of term charge equal to 9% of the aggregate amount of all advances made plus all interest paid-in-kind (instead of cash interest) upon the earlier to occur of the maturity of the Loan Advance, prepayment in full of the Loan Advance, or when the Loan Advance becomes due and payable upon acceleration. We are amortizing the end of charge term to interest expense and increasing the liability for the end of term charge over the life of the loan. We had amortized approximately $3.7 million as of June 30, 2013, which is included in the principal balance of the loan.

Our obligations under the Loan and Security Agreement may be accelerated upon the occurrence of an event of default under the Loan and Security Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, cross-defaults, and a change of control default. The Loan and Security Agreement also provides for indemnification of the Agent and Lenders.

We granted the Lenders a security interest in all or substantially all of our tangible and intangible property, including intellectual property, now owned or hereafter acquired, subject to certain exclusions.

Warrants Issuable under Loan and Security Agreement

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

In partial consideration for the amendment to our Loan and Security Agreement described above, we issued the Lenders warrants to purchase an aggregate of 619,867 shares of our Class A common stock for an exercise price per share of $5.71, which we refer to as an ATM Warrant. In addition, on the first day of each subsequent 12 month period, we have agreed to grant to the Lenders additional shares under their respective ATM Warrants equal to (i) 3.75% of the average principal balance of the Loan Advance as of the last calendar day of each of the 12 months for such 12 month period payable to such Lender as of the last calendar day of each 12 month period, divided by (ii) 100% of the volume-weighted average closing market price per share of our Class A Common Stock over the 20 consecutive trading days ending on, but excluding, the day of grant, which we refer to as the Average Market Price. The ATM Warrants expire on August 3, 2020. As we borrow additional amounts under the Loan and Security Agreement and the principal balance increases, we must issue additional shares under its ATM Warrants. In connection with the Second Quarter 2013 Drawdowns and July 2013 Drawdown, we issued to Khosla an ATM Warrant to purchase 349,921 shares of our Class A Common Stock at exercise prices ranging from $4.42 per share to $5.06. The ATM Warrants issued to Khosla will not be exercisable until the ATM Warrant issuances have been approved by our stockholders. Khosla Ventures controls a majority of the voting power of our outstanding common stock and would therefore also control any such approval vote.

We must also issue Khosla warrants, each of which we refer to as a Subsequent Drawdown Warrant, to purchase shares of our Class A common stock in connection with each subsequent Loan Advance from Khosla. The number of shares of our Class A common stock underlying the Subsequent Drawdown Warrant (assuming no net issuance) is an amount equal to 18% of the amount of the subsequent Loan Advances from Khosla divided by the Average Market Price. The Subsequent Drawdown Warrants expire on August 3, 2020. In connection with the Second Quarter 2013 Drawdowns and July 2013 Drawdown, we issued to Khosla a Subsequent Drawdown Warrant to purchase 1,559,637 shares of our Class A Common Stock at exercise prices ranging from $4.42 per share to $5.06. The Subsequent Drawdown Warrants issued to Khosla will not be exercisable until the Subsequent Drawdown Warrant issuances have been approved by our stockholders.

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

The number of shares of our Class A common stock underlying the Subsequent PIK Warrants (assuming no net issuance) is an amount equal to 18% of the amount of interest paid-in-kind payable over the following 12 months divided by the Average Market Price. The Subsequent PIK Warrants expire on August 3, 2020. We have elected to pay-in-kind interest over the 12 months following April 1, 2013. As such, in connection with closing the amendment, we issued the Lenders Subsequent PIK Warrants to purchase an aggregate of 478,626 shares of our Class A common stock for an exercise price per share of $5.71. In connection with the Second Quarter 2013 Drawdowns and July 2013 Drawdown, we issued to Khosla a Subsequent PIK Warrant to purchase 275,769 shares of our Class A Common Stock. The Subsequent PIK Warrants issued to Khosla will not be exercisable until the Subsequent PIK Warrant issuances have been approved by our stockholders. The paid-in-kind interest increased the Loan Advance balance by $17.0 million from inception of the loan to June 30, 2013.

The number of shares for which each PIK Warrant, Subsequent Drawdown Warrant and ATM Warrant is exercisable and the associated exercise price is subject to certain anti-dilution adjustments. Each PIK Warrant, Subsequent Drawdown Warrant and ATM Warrant may be exercised by payment of the exercise price in cash or on a net issuance basis. The Initial Warrants, the PIK Warrants, the Subsequent Drawdown Warrants and the ATM Warrants obligate us to file a registration statement on Form S-3 covering the resale of such warrants and the shares of our Class A common stock issuable upon exercise of such warrants. Subsequent PIK Warrants, Subsequent Drawdown Warrants and ATM Warrants issued by us in connection with the amendment require us to register the resale of such warrants and the shares underlying such warrants on a registration statement on Form S-3 by June 30, 2013. We are currently discussing with the warrant holders the timing of such a registration statement.

The Subsequent PIK Warrants, the Subsequent Drawdown Warrants and the ATM Warrants provide that if a registration statement is not declared effective on or prior to August 15, 2013, which we refer to as the Registration Deadline, or if the registration statement has been declared effective but has been suspended, we will pay to the warrantholder liquidated damages. The liquidated damages payable is an amount equal to the product of (i) the aggregate exercise price of the warrant and the warrant shares then held by the warrantholder, which are not able to be sold pursuant to a registration statement for the reasons previously described, which we refer to as the Aggregate Share Price, multiplied by (ii) one and one-half hundredths (.015), for each thirty (30) day period, (A) after the Registration Deadline and prior to the date the registration statement is declared effective by the SEC, and (B) during which sales of any warrants or warrant shares covered by a registration statement cannot be made pursuant to any such registration statement after the registration statement has been declared effective, subject to limited exceptions. The liquidated damages are payable in cash within five (5) trading days after the end of each thirty (30) day period that gives rise to the payment obligation, but are limited to 25% of the Aggregate Share Price paid by (or to be paid by) a warrantholder for its warrant shares.

We and the Lenders have agreed that without our first obtaining the approval from our stockholders, which vote is controlled by Khosla Ventures, we will not have any obligation to issue, and will not issue, any warrants under the Loan and Security Agreement (including without limitation the ATM Warrants, the Subsequent Drawdown Warrants and the Subsequent PIK Warrants) to the extent that their issuance, when aggregated, would obligate us to issue more than 19.99% of our outstanding Class A common stock (or securities convertible into such Class A common stock), or the outstanding voting power, as calculated immediately prior to the execution of the amendment (subject to appropriate adjustments for any stock splits, stock dividends, stock combinations or similar transactions), in each case at a price less than the greater of the book or market value of our Class A common stock.

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

Mississippi Development Authority Loan

In March 2011, our wholly-owned subsidiary KiOR Columbus LLC, or KiOR Columbus, entered into a loan agreement with the Mississippi Development Authority, or MDA, pursuant to which the MDA has agreed to make disbursements to KiOR Columbus from time to time, in a principal amount not to exceed $75 million, to reimburse costs incurred by KiOR Columbus to purchase land, construct buildings and to purchase and install equipment for use in the manufacturing of our cellulosic transportation fuels from Mississippi-grown biomass. Principal payments on the loan are due semiannually on June 30 and December 31 of each year and commenced on December 31, 2012 and will be paid on such dates over 20 years. In addition, we are required to pay the entire outstanding principal amount of the loan, together with all other applicable costs, charges and expenses no later than the date 20 years from the date of our first payment on the loan. The loan is non-interest bearing.

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

In, 2011, we received all $75.0 million under the MDA Loan to reimburse us for expenses incurred on the construction of our initial-scale commercial production facility located in Columbus, Mississippi. As of June 30, 2013, borrowings of approximately $71.3 million under the MDA Loan were outstanding.

The non-interest bearing component of the MDA Loan was estimated to be approximately $32.2 million which is recorded as a discount on the MDA Loan and a reduction of the capitalized cost of the related assets for which we were reimbursed in the same amount. The loan discount is recognized as interest expense, subject to interest capitalization during the construction phase, using the effective interest method. As of June 30, 2013, $4.6 million of the loan discount had been recognized as interest expense and subsequently capitalized to the extent allowed.

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

We agreed to pay the lender an end of term charge of $415,000, which consists of 7.5% of the original advances of $5.0 million, or $375,000, plus a $40,000 amendment fee we agreed to pay the lender on the maturity date. We are amortizing the end of term charge and amendment fee over the life of the loan and include such amounts in interest expense on the Consolidated Statements of Operations and Comprehensive Loss. We had amortized approximately $410,000 as of June 30, 2013, which is included in the principal balance of the loan. As of June 30, 2013, borrowings of approximately $1.3 million on Equipment Loan #1 were outstanding.

Equipment Loan #2 — In March 2013, we paid off the remaining $137,000 equipment loan with Silicon Valley Bank.

Cash Flows

	Six Months Ended June 30,
	2013	2012
	(Amounts in thousands)

Net cash used in operating activities	$(48,081)	$(29,078)
Net cash used in investing activities	$(9,863)	$(63,009)
Net cash provided by financing activities	$28,552	$67,482

Operating activities. Net cash used in operating activities for the six months ended June 30, 2013 was $48.1 million compared to $29.1 million for the same period in 2012. Net cash used in operating activities for the six months ended June 30, 2013 reflects a net loss of $69.8 million and a negative $679,000 net change in our operating assets and liabilities partially offset by non-cash charges of $22.4 million. The non-cash charges primarily consisted of $7.2 million in stock based compensation, $5.4 million in interest expense, $5.2 million for amortization of debt discounts and prepaid insurance, and $4.7 million in depreciation and amortization. The net cash used in operating activities for the six months ended June 30, 2012 reflects a net loss of $39.8 million partially offset by non-cash charges of $8.0 million and a $2.7 million net change in our operating assets and liabilities. The non-cash charge primarily consisted of $5.8 million of stock compensation expense and $1.4 million in depreciation and amortization expense.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2013 was $9.9 million compared to $63.0 million for the same period in 2012. The cash used in investing activities during the six months ended June 30, 2013 is primarily related to design costs for our next commercial production facility. The cash used in investing activities during the six months ended June 30, 2012 is primarily related to the construction of our initial-scale commercial production facility in Columbus, Mississippi, which we mechanically completed in April 2012, we finished commissioning in September 2012, and is currently in the process of being brought to “steady state” operations. Subject to our ability to obtain financing, we expect our capital expenditures to increase once we start construction of our next commercial production facility, which we are expecting to begin in the first quarter of 2014.

Financing Activities. Net cash provided by financing activities was $28.6 million for the six months ended June 30, 2013 as compared to cash provided by financing activities of $67.5 million for the same period in 2012. The net cash provided by financing activities for the six months ended June 30, 2013 was attributable to $30 million borrowed from Khosla under the Amended Security and Loan Agreement, $885,000 of financed insurance premium and $286,000 received from option exercises partially offset by $2.6 million of payments on our MDA loan and equipment loans. Net cash provided by financing activities for the six months ended June 30, 2012 was attributable to net cash receipt of approximately $73.4 million under our Loan and Security Agreement that we closed in January 2012 and $1.0 million from stock option exercises. The increase was partially offset by us using cash to pay-off the Business Loan in January 2012 in the amount of approximately $6.4 million and $0.6 million of payments on our equipment loans.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of June 30, 2013, our investment portfolio consisted primarily of money market funds. Due to the short-term nature of our investment portfolio, our exposure to interest rate risk is minimal.

Item 4. Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013 to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1. Legal Proceedings

We are not a party to any material litigation or proceeding and are not aware of any material litigation or proceeding, pending or threatened against us.

ITEM 1A. Risk Factors

Except as described below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

We need substantial additional capital in order to meet our ongoing operating and other costs, expand our business, and meet our debt service obligations.

We must raise capital in one or more external equity and/or debt financings by the end of September 2013 to fund the cash requirements of our ongoing operations. Other than the remaining borrowing capacity of $10 million under the Loan and Security Agreement, we have no committed sources of financing. Our failure to timely obtain additional financing could require us to suspend some or all of our operations, would require us to delay and scale back our business plan, including our research and development programs and construction of our next commercial production facility, and would require us to reduce our headcount, overhead and other operating costs, each of which would have a material adverse effect on our business, prospects and financial condition. Further, failure to obtain additional external financing to fund construction of our next production facility would require us to delay, scale back or eliminate our construction plans for that facility and other future facilities, which would harm our business and prospects. The lack of any committed sources of financing other than the remaining availability under the Loan and Security Agreement raises substantial doubt about our ability to continue as a going concern.

We require substantial additional capital to meet our ongoing overhead and other operating costs, grow our business, particularly as we continue to design, engineer and construct our commercial scale production facilities, meet our debt service obligations and pay other costs, including payments due at maturity of our borrowings. The extent of our need for additional capital will depend on many factors, including the amounts necessary to bring the Columbus, Mississippi production facility to steady-state operations; the funds necessary to cover the front-end capital expenditures for and the construction of our next commercial scale production facility; the funds necessary to meet any related equity contribution requirements or debt service obligations; whether we succeed in producing cellulosic gasoline and diesel at commercial scale and the timing thereof; our ability to control costs; the progress and scope of our research and development projects; the effect of any acquisitions of other businesses or technologies that we may make in the future; and the filing, prosecution and enforcement of patent claims.

As of July 31, 2013, we had aggregate indebtedness of $222.0 million. In December 2012, we began making semi-annual payments of $1.9 million under our MDA loan which we must continue to make until maturity. In addition, we must make specified investments within Mississippi by December 31, 2015, including an aggregate $500.0 million investment in property, plant and equipment located in Mississippi and expenditures for wages and direct local purchases in Mississippi totaling $85.0 million. Failure to do so constitutes a default under our MDA loan, which, in turn, can result in cross defaults under our other loan facilities.

In order to proceed with our next commercial scale production facility, we will need to obtain additional financing in 2013. Future financings that involve the issuance of equity securities would cause our existing stockholders to suffer dilution. In addition, debt financing sources may be unavailable to us on acceptable terms or at all, may be expensive and any debt financing may subject us to restrictive covenants that limit our ability to conduct our business or otherwise be on unfavorable terms. Also, all or substantially all of our assets are pledged as security for borrowings under the Loan and Security Agreement.

The pledge of all or substantially all of our assets for borrowings under the Loan and Security Agreement may make it difficult to raise additional debt financing. We may be unable to raise timely sufficient additional funds on acceptable terms, or at all. If we are unable to raise sufficient funds, our ability to comply with debt covenants or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or grant licenses on terms that are unfavorable to us. If adequate funds are unavailable, we will be unable to execute successfully our business plan or to continue our business. In addition, we have significant indebtedness that is secured by all of our assets. In the event of a default on our debt, our lenders could foreclose on our assets. If that were to occur, our operations would be severely jeopardized, if not entirely curtailed.

We have a history of net losses, and we expect significant increases in our costs and expenses to result in continuing losses as we seek to commercialize our cellulosic gasoline and diesel.

We have incurred substantial net losses since our inception, including net losses of $69.8 million, $96.4 million, $64.1 million and $45.9 million for the six months ended June 30, 2013 and the years ended December 31, 2012, 2011 and 2010, respectively. We did not begin to produce or generate any revenue from sales of our cellulosic fuel at our initial-scale commercial production facility until March 2013 and have only generated limited revenue to date. We expect that sales revenue in second half of 2013 from our Columbus facility also will be limited and, we expect to continue to incur substantial net losses until at least 2015. We do not expect to have positive cash flows at least until our next commercial production facility has been constructed and is operational, which we do not expect to occur until the second half of 2015 at the earliest. As of June 30, 2013, we had an accumulated deficit of $296.6 million. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including costs to bring our initial-scale commercial production facility to steady-state operations, research and development expenses, continued testing and development at our pilot and demonstration units and engineering and design work and construction of our next commercial scale production facilities. We have not yet commercialized successfully our cellulosic gasoline and diesel and we have generated only limited revenue from our Columbus facility to date. We cannot assure you that we will ever achieve or sustain profitability on a quarterly or annual basis.

The actual cost of constructing, operating and maintaining the facilities necessary to produce our cellulosic gasoline and diesel in commercial volumes may be significantly higher than we plan or anticipate and such construction may not be completed on schedule.

The production of commercial volumes of our cellulosic gasoline and diesel will require the construction of commercial-scale facilities. The construction of these new facilities will require the expenditure of significant amounts of capital, which may exceed our estimates. We may be unable to complete these facilities at the planned costs, on schedule or at all. The construction of new facilities may be subject to construction cost overruns due to labor costs, labor shortages or delays, costs of equipment and materials, weather delays, inflation or other factors, each of which could be material. We may also make scope changes during the engineering, design and construction process, which may increase costs compared to our current estimates, and any such increases could be material. In addition, the construction of our facilities may be subject to the receipt of approvals and permits from various regulatory agencies. Those agencies may not approve the projects in a timely manner or may impose restrictions or conditions on a production facility that could potentially prevent construction from proceeding, lengthen its expected completion schedule and/or increase its anticipated cost.

If and when our facilities are constructed, our operating and maintenance costs may be significantly higher than we anticipate. In addition, our facilities may not operate as efficiently as we expect and may experience unplanned downtime, which may be significant. As a result, our initial-scale commercial production facility in Columbus, Mississippi or one or more of the next commercial production facilities may be unable to achieve our expected investment return, which could adversely affect our business and results of operations.

We have significant indebtedness which is secured by all of our assets, which may limit cash flow available to invest in the ongoing needs of our business and may negatively impact our ability to expand our business.

As of June 30, 2013, we had aggregate indebtedness of $209.2 million, of which approximately $198.2 million was principal amount of debt outstanding, approximately $7.3 million is unamortized final payment requirements, and approximately $3.7 million is prepayment penalties. This principal amount of debt outstanding consisted of:

• $125.7 million principal amount of debt outstanding under our Loan and Security Agreement with Khosla and the Alberta Lenders;

• $71.3 million under our loan with the MDA; and

• $ 1.2 million under our equipment loan agreement with Lighthouse Capital Partners VI, L.P.

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

The terms of our Loan and Security Agreement permit us to defer principal and/or interest payments for a period of time. On December 31, 2012, as required under the terms of our MDA loan, we began making principal payments on our MDA loan semi-annually on December 31 and June 30 of each year until maturity.

We must raise capital in one or more external equity and/or debt financings by the end of September 2013 to fund the cash requirements of our ongoing operations and to pay the amounts due under our existing debt. We may be unable to arrange for additional financing to cover these obligations. We will also need to raise additional funds to build our next commercial production facilities and subsequent facilities, continue the development of our technology and products, commercialize any products resulting from our research and development efforts and satisfy our debt service obligations. Our leverage could have significant adverse consequences, including:

• limiting our ability to obtain additional debt financing due to covenants under our existing debt instruments and the pledge of our existing assets as collateral, which could require us to suspend some or all of our operations, including our research and development programs and construction of our next commercial production facility, and to reduce our headcount, overhead and other operating costs;

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

In addition, a failure to comply with the covenants under our existing debt instruments could result in an event of default. Furthermore, there are cross-default provisions in certain of our existing debt instruments such that an event of default under one agreement or instrument could result in an event of default under another. If an event of default resulted in the acceleration of all of our payment obligations under our debt instruments as of July 31, 2013, we would be required to pay our lenders an aggregate of $222.0 million. In the event of an acceleration of amounts due under our debt instruments as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interests in the collateral securing such indebtedness.

We have no experience producing cellulosic gasoline and diesel at the scale needed for the development of our business or in building the facilities necessary for such production, and we will not succeed if we cannot effectively scale our proprietary technology platform and process design.

We must demonstrate our ability to apply our proprietary technology platform and process design at commercial scale to convert biomass into cellulosic gasoline and diesel on an economically viable basis. Such production will require that our proprietary technology platform and process design be scalable from our demonstration unit to commercial production facilities. We only commenced limited sales of our cellulosic diesel during March 2013 at our Columbus facility and have not yet reached steady-state operations at this initial-scale commercial production facility. Also, we have not constructed a standard scale commercial production facility. Our technology may not perform as expected when applied at the scale that we plan or we may encounter operational challenges for which we are unable to devise a workable solution. In particular, our initial-scale commercial production facility in Columbus, Mississippi, is a first-of-kind project, and we cannot assure you that it will process biomass at designed levels or produce our cellulosic gasoline and diesel at acceptable yields, and we may be unable to improve its performance. As a result of these risks, we may be unable to achieve commercial-scale production in a timely manner, or at all. If these risks materialize, our business and ability to commercialize our cellulosic gasoline and diesel would be materially and adversely affected.

Our offtake agreements for the sale and purchase of the cellulosic gasoline, diesel and fuel oil from our initial-scale commercial production facility are subject to the satisfaction of certain technical, commercial and production requirements that we have not yet met. If we fail to meet these requirements, our commercialization plan could be delayed or harmed.

Currently, our Catchlight offtake agreement and FedEx master ground fuel supply agreement for the sale and purchase of the cellulosic gasoline and diesel to be produced at our initial-scale commercial production facility in Columbus, Mississippi are subject to the satisfaction of certain technical, commercial and production requirements that we have not yet met in full. These agreements do not affirmatively obligate our counterparties to purchase specific quantities of any products from us at this time, and these agreements contain important conditions, such the final testing of our cellulosic fuel against certain agreed-upon criteria and the agreement upon final logistics for the delivery of our cellulosic fuel. We have not satisfied all of these conditions, and some of the conditions are in the control of counterparties, before the counterparties are obligated to purchase our cellulosic fuel and make payments to us under those offtake agreements. If we do not satisfy these contractual requirements and if we subsequently are unable to renegotiate those terms, our counterparties may terminate the agreements and our commercialization plan could be delayed or harmed if we need to find other counterparties.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2013, we issued warrants to purchase an aggregate of 569,825 shares of our Class A common stock to lenders in connection with a drawdown on our Loan and Security Agreement at an exercise price per share of $4.42 per share.

In May 2013, we issued warrants to purchase an aggregate of 546,302 shares of our Class A common stock to lenders in connection with a drawdown on our Loan and Security Agreement at an exercise price per share of $4.62 per share.

In June 2013, we issued warrants to purchase an aggregate of 571,254 shares of our Class A common stock to lenders in connection with a drawdown on our Loan and Security Agreement at an exercise price per share of $4.42 per share.

In July 2013, we issued warrants to purchase an aggregate of 497,946 shares of our Class A common stock to lenders in connection with a drawdown on our Loan and Security Agreement at an exercise price per share of $5.06 per share.

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

KiOR, Inc.

By:	/s/John H. Karnes
John H. Karnes
Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2013

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.1(a)	Form of Warrant Agreement to Purchase Shares of Class A Common Stock (included as Exhibit F to the Loan and Security Agreement)	8-K	001-35213	10.1	January 27, 2012
10.1(b)	Schedule of Warrants Issued					X
10.2(a)	Form of ATM Warrant Agreement to Purchase Shares of Class A Common Stock	8-K	001-35213	99.2	March 18, 2013
10.2(b)	ATM Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by the Company to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.2	April 30, 2013
10.2(c)	ATM Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by the Company to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.2	May 23, 2013
10.2(d)	ATM Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by the Company to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.2	June 19, 2013
10.2(e)	Schedule of ATM Warrants Issued					X
10.3(a)	Form of Post-First Amendment Additional Warrant Agreement to Purchase Shares of Class A Common Stock	8-K	001-35213	99.6	March 18, 2013
10.3(b)	Post-First Amendment Additional Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by the Company to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.3	April 30, 2013
10.3(c)	Post-First Amendment Additional Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by the Company to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.3	May 23, 2013
10.3(d)	Post-First Amendment Additional Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by the Company to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.3	June 19, 2013
10.3(e)	Schedule of Post-First Amendment Additional Warrants Issued					X
10.4(a)	Form of Warrant Agreement to Purchase Shares of Class A Common Stock	8-K	001-35213	99.10	March 18, 2013

10.4(b)	Warrant Agreement to Purchase Shares of Class A Common Stock, dated April 24, 2013, by and between the Company and KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.1	April 30, 2013
10.4(c)	Warrant Agreement to Purchase Shares of Class A Common Stock, dated May 17, 2013, by and between the Company and KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.1	May 23, 2013
10.4(d)	Warrant Agreement to Purchase Shares of Class A Common Stock, dated June 17, 2013, by and between the Company and KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.1	June 19, 2013
10.4(e)	Schedule of Warrants Issued					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Fred Cannon (Principal Executive Officer).					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of John Karnes (Principal Financial Officer).					X
32.1	Section 1350 Certification of Fred Cannon (Principal Executive Officer) and John Karnes (Principal Financial Officer).					X
101.INS***	XBRL Instance Document.					X
101.SCH***	XBRL Taxonomy Extension Schema Document.					X
101.CAL***	XBRL Taxonomy Calculation Linkbase Document.					X
101.LAB***	XBRL Taxonomy Label Linkbase Document.					X
101.PRE***	XBRL Taxonomy Presentation Linkbase Document.					X
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.					X

***

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) Notes to Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.