Form 10-Q
period 2013-09-30
Kior Inc
filed 2013-11-12
CIK 1418862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

There were 59,065,311 and 51,008,834 shares of the registrant’s Class A and Class B common stock, respectively, outstanding on November 5, 2013.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets — September 30, 2013 and December 31, 2012	5
Condensed Consolidated Statements of Operations and Comprehensive Loss — Three and Nine Months Ended September 30, 2013 and 2012	6
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)	7-9
Condensed Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2013 and 2012	10-11
Notes to Condensed Consolidated Financial Statements	12
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	43
ITEM 4. Controls and Procedures	43

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	44
ITEM 1A. Risk Factors	44
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	46
ITEM 6. Exhibits	46

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

In particular, forward-looking statements in this Quarterly Report include statements about:

•	our ability to obtain additional debt and/or equity financing on acceptable terms, if at all;

•	the sufficiency of our cash to meet our liquidity needs;

•	our ability to continue as a going concern;

•	the timing of and costs related to achieving steady-state operations at our initial scale commercial production facility in Columbus, Mississippi;

•	our ability to continuously operate our facilities without delay or shutdowns;
•	the timing of and costs related to production and generation of revenues at our initial scale commercial production facility in Columbus;

•	the timing of and costs related to the construction and commencement of operations at our planned second initial scale commercial production facility;

•

the ability of our second initial scale commercial facility in Columbus to accelerate the achievement of positive cash from operations and reduce the need for capital from external sources and the risk attendant to such financing;

•	the ability of our second initial scale commercial facility in Columbus to leverage resources from and synergies with our first initial scale commercial facility in Columbus;

•	the effects that improvements to our technology will have on the Columbus expansion;

•	the accuracy of our estimates regarding expenses, construction costs, future revenue and capital requirements;

•

the expected production costs of our cellulosic gasoline, diesel and fuel oil, including our ability to produce cellulosic gasoline and diesel without government subsidies and on a cost-effective basis;

•	the anticipated performance attributes of our cellulosic gasoline, diesel and fuel oil;

•	our projected yield for our fuels produced by our technology platform;
•	achievement of advances in our technology platform and process design, including improvements to our yield;

•	our ability to produce cellulosic gasoline and diesel at commercial scale;

•	our ability to obtain feedstock at commercially acceptable terms;

•	our ability to locate production facilities near low-cost, abundant and sustainable feedstock;

•	the future price and volatility of petroleum-based products and competing renewable fuels and of our current and future feedstocks;

•	government policymaking and incentives relating to renewable fuels;

•	our ability to obtain and retain potential customers for our cellulosic gasoline, diesel and fuel oil; and

•	our ability to hire and retain skilled employees.

These forward-looking statements are subject to a number of important risks, uncertainties and assumptions. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. The following important factors, among others, could cause actual results to differ materially and adversely from those contained in forward-looking statements made in this Quarterly Report: our ability to raise additional capital in order to fund our current operations, build our planned second initial scale commercial production facility and expand our business; our ability to satisfy the conditions necessary to receive the future amounts committed in our two private placements; the timing for completing the construction of our second initial scale commercial facility; our ability to increase our capacity and yields at our commercial facilities; the ability of our second initial scale commercial facility to leverage resources from and synergies with our first initial scale commercial facility; the cost-competitiveness and market acceptance of our products; the availability of cash to invest in the ongoing needs of our business; our ability to successfully commercialize our cellulosic gasoline, diesel and fuel oil; our ability to effectively scale our proprietary technology platform and process design; the cost of constructing, operating and maintaining facilities necessary to produce our cellulosic gasoline, diesel and fuel oil in commercial volumes; the ability of our initial-scale commercial production facility, in which we are in the process of bringing to “steady state” operations, to satisfy the technical, commercial and production requirements under offtake agreements relating to the sale of cellulosic gasoline, diesel and fuel oil; market acceptance of our cellulosic gasoline, diesel and fuel oil; the ability of our initial-scale commercial production facility to produce fuel on time and at expected yields; changes to the existing governmental policies and initiatives relating to renewable fuels; and our ability to obtain and maintain intellectual property protection for our products and processes, as well as other risks and uncertainties described in “Risk Factors” in Item 1A of Part II below and in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012 and in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. Moreover, we operate in a competitive and rapidly changing environment in which new risks emerge from time to time. It is not possible for our management to predict all risks.

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

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$4,348	$40,887
Restricted cash	200	-
Inventories	3,075	3,239
Prepaid expenses and other current assets	2,501	1,528
Total current assets	10,124	45,654
Property, plant and equipment, net	251,679	246,410
Intangible assets, net	2,176	2,332
Other assets	1,204	1,641
Total assets	$265,183	$296,037

Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$4,697	5,124
Accounts payable	3,520	4,175
Accrued capital expenditures	115	953
Other accrued liabilities	10,131	5,753
Total current liabilities	18,463	16,005
Related party long-term debt with Alberta Lenders/Khosla, net of discount of $16,759 and $8,171 at September 30, 2013 and December 31, 2012, respectively	135,212	79,843
Long-term debt, less current portion, net of discount of $27,040 and $28,954 at September 30, 2013 and December 31, 2012, respectively	40,460	41,035
Other liabilities	64	146
Total liabilities	194,199	137,029

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock — $0.0001 par value; 2,000,000 shares authorized at September 30, 2013 and December 31, 2012; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 250,000,000 shares authorized at September 30, 2013 and December 31, 2012; 55,804,295 and 51,873,679 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	5	4
Class B common stock, $0.0001 par value; 70,800,000 shares authorized at September 30, 2013 and December 31, 2012; 51,011,367 and 53,510,301 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	5	6
Additional paid-in capital	410,685	385,812
Deficit accumulated during the development stage	(339,711)	(226,814)
Total stockholders’ equity	70,984	159,008
Total liabilities, convertible preferred stock and stockholders’ equity	$265,183	$296,037

See accompanying notes to consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from July 23, 2007 (Date of Inception) through September 30,
	2013	2012	2013	2012	2013

Revenues:
Product revenue	$591	$-	$848	$-	$933
Renewable identification number revenue	129	-	182	-	184
Total revenues	720	-	1,030	-	1,117

Operating expenses:
Cost of product revenue	$19,452	$-	$39,948	$-	$40,016
Research and development expenses	7,922	9,466	25,660	27,177	133,777
General and administrative expenses	7,289	17,490	29,830	39,303	126,648
Total operating expenses	34,663	26,956	95,438	66,480	300,441
Loss from operations	(33,943)	(26,956)	(94,408)	(66,480)	(299,324)

Other income (expense), net:
Interest income	-	4	1	13	192
Beneficial conversion feature expense related to convertible promissory note	-	-	-	-	(10,000)
Interest expense, net of amounts capitalized	(9,125)	-	(18,490)	(274)	(20,818)
Foreign currency loss	-	-	-	-	(435)
Loss from change in fair value of warrant liability	-	-	-	-	(9,279)
Other income (expense), net	(9,125)	4	(18,489)	(261)	(40,340)

Loss before income taxes	(43,068)	(26,952)	(112,897)	(66,741)	(339,664)
Income tax expense:
Income tax expense – current	-	-	-	-	(47)
Net loss	$(43,068)	$(26,952)	$(112,897)	$(66,741)	$(339,711)

Net loss per share of Class A common stock, basic and diluted	$(0.40)	$(0.26)	$(1.06)	$(0.64)

Net loss per share of Class B common stock, basic and diluted	$(0.40)	$(0.26)	$(1.06)	$(0.64)

Weighted-average Class A and B common shares outstanding, basic and diluted	106,691	104,805	106,161	104,085

Other comprehensive loss:

Other comprehensive loss	-	-	-	-	-

Comprehensive loss	$(43,068)	$(26,952)	$(112,897)	$(66,741)	$(339,711)

See accompanying notes to consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Amounts in thousands, except per share data)

(Unaudited)

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock, formerly common stock		Addt’l Paid-in-Capital	Deficit Accum During the Dev. Stage	Acc. Other Comp. Income	Total Stockholders’ Equit (Deficit)
	Shrs	$	Shrs	$	Shrs	$
Issuance of Series A convertible preferred stock	14,400	$2,599	-	-	-	-	-	-	-	$-
Receivable from Series A convertible preferred stockholder	-	(1,155)	-	-	-	-	-	-	-	-
Issuance of common stock	-	-	-	-	14,400	1	2,598	-	-	2,599
Net loss	-	-	-	-	-	-	-	(472)	-	(472)

Balance at December 31, 2007	14,400	$1,444	-	$-	14,400	$1	$2,598	$(472)	$-	$2,127
Collection of receivable from Series A convertible preferred stockholder	-	1,155	-	-	-	-	-	-	-	-
Issuance of Series A convertible preferred stock	$9,600	$1,761	$-	$-	$-	$-	$-	$-	$-	$-
Issuance of Series A-1 convertible preferred stock	20,572	10,024	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(5,866)	-	(5,866)
Other comprehensive income	-	-	-	-	-	-	-	-	93	93

Balance at December 31, 2008	44,572	$14,384	-	$-	14,400	$1	$2,598	$(6,338)	$93	$(3,646)
Stock-based compensation- options	-	-	-	-	-	-	331	-	-	331
Net loss	-	-	-	-	-	-	-	(14,059)	-	(14,059)
Other comprehensive income	-	-	-	-	-	-	-	-	122	122

Balance at December 31, 2009	44,572	$14,384	-	$-	14,400	$1	$2,929	$(20,397)	$215	$(17,252)
Stock-based compensation- options	-	-	-	-	-	-	730	-	-	730
Stock options exercised	-	-	-	--	524	-	43	-	-	43
Stock-based compensation- Common and Class A common stock	-	-	60	-	896	-	200	-	-	200
Issuance of Series B convertible preferred stock	24,480	120,000	-	-	-	-	-	-	-	-
Issuance of warrants on common stock	-	-	-	-	-	-	298	-	-	298
Net loss	-	-	-	-	-	-	-	(45,927)	-	(45,927)
Other comprehensive loss	-	-	-	-	-	-	-	-	(215)	(215)

Balance at December 31, 2010	69,052	$134,384	60	$-	15,820	$2	$4,199	$(66,324)	$-	$(62,123)

See accompanying notes to consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (continued)

(Amounts in thousands, except per share data)

(Unaudited)

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock, formerly common stock		Addt’l Paid-in-	Deficit Accum During the Dev.	Acc. Other Comp.	Total Stockholders’ Equity
	Shrs	$	Shrs	$	Shrs	$	Capital	Stage	Income	(Deficit)
Balance at December 31, 2010	69,052	$134,384	60	$-	15,820	$2	$4,199	$(66,324)	$-	$(62,123)
Issuance of Class A Common Stock
- Public Offering, net of offering costs	-	-	10,800	1	-	-	148,643	-	-	148,644
Common Stock Issued - Restricted	-	-	70	-	-	-	-	-	-	-
Stock Based Compensation - Options	-	-	-	-	-	-	3,607	-	-	3,607
Stock Based Compensation - Restricted	-	-	-	-	-	-	2,547	-	-	2,547
Stock Options/Warrants Exercised	-	-	330	-	1,526	-	336	-	-	336
Exercised options converted from class B to class A	-	-	492	-	(492)	-	-	-	-	-
Issuance of Series C Convertible Preferred Stock	11,220	55,000	-	-	-	-	-	-	-	-
Conversion of Series A Convertible Preferred Stock	(24,000)	(4,360)	-	-	24,000	2	4,358	-	-	4,360
Conversion of Series A-1 Convertible Preferred Stock	(20,572)	(10,024)	-	-	20,572	2	10,022	-	-	10,024
Conversion of Series B Convertible Preferred Stock	(24,480)	(120,000)	24,480	2	-	-	119,998	-	-	120,000
Conversion of Series C Convertible Preferred Stock	(11,220)	(55,000)	4,583	1	-	-	54,999	-	-	55,000
Conversion of Convertible Preferred Stock Warrants Liability	-	-	-	-	-	-	10,399	-	-	10,399
Beneficial Conversion Feature on Issuance of Series C Convertible Preferred Stock and Stock Warrants	-	-	-	-	-	-	19,669	-	-	19,669
Deemed Dividend Related to the Beneficial Conversion Feature on Series C Convertible Preferred Stock and Stock Warrants	-	-	-	-	-	-	(19,669)	-	-	(19,669)
Net loss	-	-	-	-	-	-	-	(64,055)	-	(64,055)

Balance at December 31, 2011	-	$-	40,815	$4	61,426	$6	$359,108	$(130,379)	$-	$228,739
Common Stock Issued - Restricted	-	-	252	-	-	-	-	-	-	-
Equity Bonus Grant	-	-	45	-	-	-	420	-	-	420
Stock Based Compensation - Options	-	-	-	-	-	-	4,285	-	-	4,285
Stock Based Compensation - Restricted	-	-	-	-	-	-	9,068	-	-	9,068
Stock Options/Warrants Exercised	-	-	796	-	2,050	-	1,577	-	-	1,577
Shares converted from class B to class A	-	-	9,966	-	(9,966)	-	-	-	-	-
Issuance of warrants on common stock	-	-	-	-	-	-	11,354	-	-	11,354
Net loss	-	-	-	-	-	-	-	(96,435)	-	(96,435)

Balance at December 31, 2012	-	$-	51,874	$4	53,510	$6	$385,812	$(226,814)	$-	$159,008

See accompanying notes to consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (continued)

(Amounts in thousands, except per share data)

(Unaudited)

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock, formerly common stock		Addt'l Paid-in-	Deficit Accum During the Dev.	Acc. Other Comp.	Total Stockholders' Equity
	Shrs	$	Shrs	$	Shrs	$	Capital	Stage	Income	(Deficit)
Balance at December 31, 2012	-	$-	51,874	$4	53,510	$6	$385,812	$(226,814)	$-	$159,008
Common Stock Issued - Restricted	-	-	1,013	-	-	-	-	-	-	-
Stock Based Compensation - Options	-	-	-	-	-	-	2,724	-	-	2,724
Stock Based Compensation - Restricted	-	-	-	-	-	-	7,973	-	-	7,973
Stock Options/Warrants Exercised	-	-	193	-	225	-	523	-	-	523
Shares converted from class B to class A	-	-	2,724	1	(2,724)	(1)	-	-	-	-
Issuance of warrants on common stock	-	-	-	-	-	-	13,653	-	-	13,653
Net loss	-	-	-	-	-	-	-	(112,897)	-	(112,897)
Balance at September 30, 2013	-	$-	55,804	$5	51,011	$5	$410,685	$(339,711)	$-	$70,984

See accompanying notes to consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,		Period from July 23, 2007 (Date of Inception) through
	2013	2012	September 30, 2013
Cash flows used in operating activities
Net loss	$(112,897)	$(66,741)	$(339,711)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	7,788	2,229	15,672
Stock-based compensation	10,697	9,395	31,465
Non cash compensation from warrants issued on common stock	-	-	298
Beneficial conversion feature	-	-	10,000
Derivative fair value adjustments	-	-	9,279
Interest expense	10,849	-	11,383
Amortization of debt discount	7,583	-	7,883
Non cash equity bonus	-	133	133
Amortization of prepaid insurance	1,971	-	3,284
Changes in operating assets and liabilities
Inventories	164	(2,643)	(3,075)
Prepaid expenses and other current assets	(2,815)	(164)	(4,701)
Accounts payable	(73)	1,497	943
Accrued liabilities	2,046	2,337	5,788
Net cash used in operating activities	(74,687)	(53,957)	(251,359)
Cash flows used in investing activities
Purchases of property, plant and equipment	(10,722)	(70,331)	(269,881)
Purchases of intangible assets	-	(300)	(727)
Restricted cash	(200)	-	(200)
Net cash used in investing activities	(10,922)	(70,631)	(270,808)
Cash flows from financing activities
Proceeds from issuance of convertible promissory note to stockholder	-	-	15,000
Proceeds from equipment loans	-	-	6,000
Payments on equipment loans	(1,056)	(951)	(5,466)
Proceeds from business loans	-	-	7,000
Payments on business loans	-	(6,370)	(7,478)
Proceeds from stock option exercises / warrants	520	1,157	2,406
Proceeds from issuance of Series A convertible preferred stock	-	-	4,360
Proceeds from issuance of Series A-1 convertible preferred stock	-	-	10,024
Proceeds from issuance of Series B convertible preferred stock	-	-	95,000
Proceeds from issuance of Series C convertible preferred stock	-	-	55,000
Proceeds from issuance of common stock in initial public offering, net of offering costs	-	-	148,644
Borrowings under the Mississippi Development Authority loan	-	-	75,000
Payments on Mississippi Development Authority loan	(1,875)	-	(3,750)
Borrowings under the Alberta Lenders/Khosla term loan	50,000	75,000	125,000
Debt issuance costs	-	(1,586)	(1,624)
Financing of insurance premium	1,481	-	1,481
Net cash provided by financing activities	49,070	67,250	526,597
Effect of exchange rate on cash and cash equivalents	-	-	(82)
Net increase (decrease) in cash and cash equivalents	(36,539)	(57,338)	4,348
Cash and cash equivalents
Beginning of period	40,887	131,637	-
End of period	$4,348	$74,299	$4,348

See accompanying notes to consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012

Non-cash investing and financing activities
Change in accrued purchase of property, plant and equipment	$(1,420)	$2,612
Debt discount amortization	$2,416	$6,325
Options exercised	$2	$16
Capitalization of paid-in-kind interest	$1,182	$7,506
Issuance of warrants in connection with Alberta Lenders/Khosla term loan	$13,653	$10,873
Accrued capitalized interest expense payable	$-	$1,085
Capitalization of prepaid builders risk insurance	$-	$100
Accrued fees payable	$-	$105

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

Nature of Business

The Company has developed a proprietary catalytic process that allows it to produce cellulosic gasoline and diesel from abundant, lignocellulosic biomass. The Company’s cellulosic gasoline and diesel are true hydrocarbon fuels which are similar to their traditional petroleum-based counterparts, and yet we estimate they will result in over 60% less life cycle greenhouse gas emissions.

In 2012, the Company completed construction of its first, initial-scale commercial production facility in Columbus, Mississippi. This facility is designed to produce up to 13 million gallons of cellulosic diesel and gasoline per year. During the fourth quarter of 2012, the Company successfully commissioned its proprietary biomass fluid catalytic cracking, or BFCC, operation at the Columbus facility, and produced its first “on specification” cellulosic intermediate oil in limited quantities. During the first quarter of 2013, the Company successfully commissioned the Columbus facility's hydrotreater and fractionation units, and began the Company’s first cellulosic diesel and gasoline shipments in March 2013 and June 2013, respectively. The Company has gradually increased continuous production at its Columbus facility but has not yet reached “steady state” production.

Development Stage Enterprise and Liquidity

The Company must raise capital in one or more external equity and/or debt financings to fund the cash requirements of its ongoing operations for the next twelve months from October 31, 2013. In addition, it must raise substantial additional capital to fund its next commercial production facility. Other than the commitment to purchase up to an additional $7.5 million of Class A Common Stock by KV III and VNK, as defined below, the commitment by Gates, as defined below, to purchase an additional $7.5 million of Class A Common Stock and the Company’s put option with Khosla, as defined below, that the Company can exercise to sell shares of Class A common stock worth up to $35 million to Khosla, the Company has no committed sources of financing. All of the aforementioned commitments are contingent upon, among other things, the Company raising $400 million from one or more offerings, private placements or other financing transactions. The aggregate amount of such commitments ($50 million) and the $50 million raised in the closing of the first tranches of the Company’s October 2013 Note Purchase Agreement, as defined below, and Stock Purchase Agreement, as defined below, count towards the requirement to raise $400 million. The remaining $300 million in funds that must be raised are not yet committed. The lack of any additional committed sources of financing raises substantial doubt about the Company’s ability to continue as a going concern.

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

Since inception, the Company has generated significant losses. As of September 30, 2013, the Company had an accumulated deficit of approximately $339.7 million and it expects to continue to incur operating losses through at least 2015 as it moves into the commercialization stage of its business. Commercialization of its technology will require significant capital and other expenditures, including costs related to ongoing efforts to achieve steady-state operations at its initial-scale commercial production facility and the construction of its next commercial production facility, which will require it to raise significant amounts of additional capital.

On October 18, 2013, the Company entered into a Senior Secured Convertible Promissory Note Purchase Agreement that was amended on October 20, 2013 (the “October 2013 Note Purchase Agreement”) with Khosla Ventures III, LP (“KV III”), KFT Trust, Vinod Khosla, Trustee, (“Khosla”) and VNK Management, LLC (“VNK” and, collectively with Khosla and KV III, the “Purchasers”) and KV III in its capacity as agent for the Purchasers. The October 2013 Note Purchase Agreement contemplates two tranches of financing. The first tranche, which closed on October 21, 2013, consisted of the issuance of $42.5 million of senior secured mandatorily convertible notes due 2020 (the “Notes”) in exchange for a like amount of cash and approximately $53.2 million of Notes in exchange for a like amount of existing indebtedness outstanding under the Loan and Security Agreement, as defined in Note 7 – Long Term Debt. The Notes bear no interest and are convertible into shares of Class A Common Stock at a conversion price of $2.897 per share, which conversion price may be adjusted from time to time for subsequent equity issuances by us below such conversion price between the date of the first tranche closing and the earlier of (i) October 21, 2014 and (ii) the conversion of the Notes.

Also, on October 18, 2013, the Company entered into a Class A Common Stock Purchase Agreement (the “Stock Purchase Agreement”) with Gates Ventures, LLC (“Gates”) to purchase shares of the Company’s Class A Common Stock (such shares of Class A Common Stock, the “Gates Shares”). The Stock Purchase Agreement contemplates the purchase of the Gates Shares from the Company in two tranches. In the first tranche, which closed on October 21, 2013, Gates purchased Gates Shares worth $7.5 million at a price per share equal to $2.3176, which is the average daily volume weighted average price of the Company’s Class A Common Stock for the 20 trading days ending on October 17, 2013.

The second tranches of the October 2013 Note Purchase Agreement and Stock Purchase Agreement require KV III and VNK, collectively, to purchase up to $7.5 million, and Gates to purchase up to $7.5 million of shares of the Company’s Class A Common Stock. As discussed in further detail in Note 14 – Subsequent Events below, in order to close the second tranches of the two private placements the Company must, among other things, raise $400 million, calculated as follows:

●	$50 million from the closing of the first tranche of the two private placements counts towards this $400 million requirement.

●

Of the remaining $350 million to be raised, $300 million is not currently committed and $50 million has been committed. The Company expects to raise the uncommitted $300 million from one or more offerings, private placements or other financing transactions, including a potential high yield debt financing. In order for a high yield debt financing to count towards the $400 million, it must be for an aggregate of at least $250 million.

●

The committed $50 million consists of (i) $7.5 million from KV III and VNK in connection with the second tranche of its private placement, (ii) $7.5 million from Gates in connection with the second tranche of its private placement and (iii) a put option from Khosla for up to $35 million. The aggregate amount of the Khosla put option will vary such that if the Company raises more than $100 million in sales of its equity securities (the “Equity Financing Transactions”), between the date of the first tranche closing and the date that the put option is exercised, the put option will expire. If the Company raises less than $100 million in Equity Financing Transactions, the put option will be reduced to equal the difference between (x) $100 million and (y) the aggregate of (a) $50 million from the private placement with Khosla, KV III and VNK, (b) $15 million from the private placement with Gates and (c) the value of such Equity Financing Transactions.

As of October 31, 2013, the Company had cash and cash equivalents of $43.4 million. The Company’s material liquidity needs over the next twelve months from October 31, 2013 consist of the following:

•

Funding its corporate overhead costs, which the Company expects to be approximately $45 million. The Company does not expect to be able to generate sufficient revenue from the sale of its cellulosic gasoline and diesel to allow it to fund these costs from internally generated cash from operations before the commencement of operations at its planned next initial-scale commercial production facility, which it currently expects will not occur until the second half of 2015 at the earliest.

•	Funding its debt service costs, which it expects to be approximately $3.8 million, assuming it continues to elect to pay-in-kind interest due under the Loan and Security Agreement.

•

Funding the current operating costs at its Columbus facility, including costs to bring the facility to steady state operations, as the Company does not expect to be able to generate sufficient revenue from the sale of cellulosic gasoline and diesel from the facility to allow it to fund these costs over the next twelve months.

The Company plans to construct a second initial scale commercial facility adjacent to its current initial scale commercial facility in Columbus, Mississippi, which would have a nameplate capacity of 500 bone dry tons, or BDT, per day. The Company believes that a second initial scale commercial facility in Columbus will allow it to:

●	accelerate its ability to achieve overall positive cash from operations and reduce the need for capital from external sources and the risk attendant to such financing,

●	reduce design, engineering and construction costs due to its ability to leverage its experience from the construction of the current Columbus facility,

●	incorporate the most recent improvements to its technology into both the existing facility and the planned facility in Columbus,

●	achieve operational synergies as a result of shared personnel, infrastructure and operational knowledge with the existing Columbus facility, and

●	leverage existing feedstock relationships while introducing other types of lower cost feedstocks such as hardwood, energy crops, and waste products such as railroad ties.

The Company currently estimates on a preliminary basis that the total cost of this second initial scale commercial facility in Columbus, Mississippi would be approximately $216 million to $232 million, based upon expected design and engineering savings combined with its recent experience of designing, engineering and constructing the current Columbus facility for approximately $213 million. The Company estimates on a preliminary basis that the combined Columbus facilities will be able to produce cellulosic gasoline and diesel at a per-unit, unsubsidized cost between $2.60 and $2.80 per gallon at its current proven yields at its research and development facilities of 72 gallons per BDT, excluding costs of financing and facility depreciation, which would decrease to between $2.15 and $2.35 per gallon if it is able to achieve its yield target of 92 gallons per BDT.

The Company’s estimates for the total cost of its second initial scale commercial production facility are preliminary in nature and subject to change as new events or circumstances develop. The Company’s estimated cost could increase or decrease based on a variety of factors, including scope changes which may impact the equipment required for the facility, the results of front-end engineering and design and value engineering, and site-specific requirements such as the availability of utilities and site preparation. Furthermore, the Company does not own the land necessary to build its second initial scale commercial facility and would need to obtain permits and other authorizations required in connection with the facility. These factors could also increase or decrease its estimated cost. The Company’s plan is to seek additional financing to construct a second initial scale commercial facility, and commence and/or continue value engineering for the second initial scale commercial facility, all of which the Company believes would allow it to start construction on the facility during the first quarter of 2014.

The Company expects any financing for this second facility may be contingent upon, among other things, successful fuel production at its existing Columbus facility, entering into satisfactory feedstock supply and offtake agreements for the second facility, receipt of necessary governmental and regulatory approvals and permits, there being no material adverse effect on the Company or its industry (including relevant commodity markets) and general market conditions. Longer term, the Company also anticipates material liquidity needs for the construction of additional commercial scale production facilities.

The Company’s ability to obtain additional external debt financing will be limited by the amount and terms of its existing borrowing arrangements and the fact that all of its assets have been pledged as collateral for these existing arrangements. In addition, a failure to comply with the covenants under its existing debt instruments could result in an event of default. Furthermore, there are cross-default provisions in certain of the Company’s existing debt instruments such that an event of default under one agreement or instrument could result in an event of default under another. If an event of default resulted in the acceleration of all of its payment obligations under its debt instruments as of October 31, 2013, it would be required to pay its lenders an aggregate of $275.4 million. In the event of an acceleration of amounts due under its debt instruments as a result of an event of default, the Company may not have sufficient funds or may be unable to arrange for additional financing to repay its indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interests in the collateral securing such indebtedness. The Company’s failure to obtain additional external financing to fund its cash requirements would further cause noncompliance with its existing debt covenants which would have a material adverse effect on its business, prospects and financial condition.

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

Restricted Cash—Compensating Balances

The Company had restricted cash of $200,000 at September 30, 2013. The restricted cash relates to credit cards issued to the Company. Under the terms of this arrangement, the Company is required to maintain with the issuing bank a compensating balance, restricted as to use, of $200,000. Restricted cash is presented as a current asset as it relates to outstanding credit card balances that are presented as a current liability.

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

The following table presents the calculation of historical basic and diluted net loss per share of common stock attributable to the Company’s common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Amounts in thousands, except per share data)
Net loss per share:
Numerator:
Net loss attributable to Class A common stockholders – basic and diluted	$(22,287)	$(11,624)	$(57,306)	$(28,073)
Net loss attributable to Class B common stockholders – basic and diluted	(20,781)	(15,328)	(55,591)	(38,668)

Net loss attributable to Class A common stockholders and Class B common stock holders – basic and diluted	$(43,068)	$(26,952)	$(112,897)	$(66,741)

Denominator:
Weighted-average Class A common shares used in computing net loss per share of Class A common stock — basic and diluted	55,214	45,200	53,888	43,780
Weighted-average Class B common shares used in computing net loss per share of Class B common stock — basic and diluted	51,477	59,605	52,273	60,305

Weighted-average Class A common stock and Class B common stock – basic and diluted	106,691	104,805	106,161	104,085

Net loss per share of Class A common stock — basic and diluted	$(0.40)	$(0.26)	$(1.06)	$(0.64)

Net loss per share of Class B common stock — basic and diluted	$(0.40)	$(0.26)	$(1.06)	$(0.64)

The following outstanding shares on a weighted-average basis of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Amounts in thousands)
Common stock warrants	4,996	1,333	3,383	1,344
Restricted stock awards	3,668	2,485	3,306	1,998
Stock option awards	10,348	12,375	10,607	12,435

Total	19,012	16,193	17,296	15,777

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

The Company’s assessment of the significance of a particular input to the fair value measurement of an asset or liability in its entirety requires management to make judgments and consider factors specific to the asset or liability. As of September 30, 2013 and December 31, 2012, the Company considered cash and cash equivalents, restricted cash and accounts payable to be representative of their fair values because of their short-term maturities. Further, the Company’s long-term debt approximates fair value as it has been negotiated on an arm’s length basis with reputable third-party lenders at prevailing market rates. The Company’s fair valuation estimation process incorporates our estimated credit spread, an unobservable input. As such, we consider the Company’s long-term debt to be a Level 3 measurement within the fair value hierarchy.

There were no financial instruments measured at fair value on a recurring basis at September 30, 2013 and the following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at December 31, 2012.

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$35,357	$-	$-	$35,357

Total financial assets	$35,357	$-	$-	$35,357

The Company’s assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets and intangible assets. These items are recognized at fair value when they are considered to be impaired. At September 30, 2013 and December 31, 2012, there were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis.

4.      Inventories

Inventories consist of the following:

	September 30, 2013	December 31, 2012
	(Amounts in thousands)
Raw materials	$1,611	$2,522
Work in process	199	-
Finished goods	337	49
Stores, supplies, and other	928	668

Total inventories	$3,075	$3,239

5.      Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30, 2013	December 31, 2012
	(Amounts in thousands)
Property, Plant and Equipment:
Construction in progress	$13,060	$213,977
Lab and testing equipment	5,460	4,367
Leasehold improvements	5,127	5,029
Manufacturing machinery and equipment	238,890	28,091
Computer equipment and software	1,341	1,179
Furniture and fixtures	134	134
Land	550	550
Buildings	1,666	-

Total property, plant and equipment	266,228	253,327
Less: accumulated depreciation	(14,549)	(6,917)

Net property, plant and equipment	$251,679	$246,410

Depreciation expense was approximately $3.0 million and $797,000 for the three months ended September 30, 2013 and 2012, respectively, and approximately $7.6 million and $2.1 million for the nine months ended September 30, 2013 and 2012, respectively. The Company began depreciating its initial-scale commercial production facility in March 2013 when the facility was placed into service and began the Company’s first cellulosic diesel shipments. All of the Company’s long-lived assets are located in the United States.

6.       Intangible Assets

Intangible assets consist of the following:

	September 30, 2013	December 31, 2012
	(Amounts in thousands)
Intangible Assets:
Purchased biomass conversion technology	$2,599	$2,599
Accumulated amortization	(1,011)	(881)
Purchased biomass conversion technology, net	1,588	1,718

Technology licenses	700	700
Accumulated amortization	(112)	(86)
Technology licenses, net	588	614

Intangible assets, net	$2,176	$2,332

7.       Long-Term Debt

Long-term debt consists of the following:

	September 30, 2013	December 31, 2012
	(Amounts in thousands)
Long-Term Debt:
Equipment loans	$947	$1,989
Mississippi Development Authority Loan	71,250	73,125
Alberta Lenders/Khosla Term Loan	151,971	88,013
Less: unamortized debt discounts	(43,799)	(37,125)
Long-term debt, net of discount	180,369	126,002
Less: current portion	(4,697)	(5,124)

Long-term debt, less current portion, net of discount	$175,672	$120,878

Alberta Lenders/Khosla Term Loan

Overview of the Loan and Security Agreement

On January 26, 2012, the Company entered into a Loan and Security Agreement with 1538731 Alberta Ltd. as agent and lender, and 1538716 Alberta Ltd. (the “Alberta Lenders”), and Khosla (collectively, the “Lenders”). Pursuant to the agreement, the Alberta Lenders made a term loan to the Company in the principal amount of $50 million and Khosla made a term loan to the Company in the principal amount $25 million, for a total of $75 million in principal amount (the “Loan Advance”) and which may be converted as described below. At closing, the Company paid the Lenders a facility charge of $750,000.

In March 2013, the Company entered into Amendment No. 1 to the agreement, which, among other things, (i) increased the amount available under the facility by $50 million, which the Company may borrow from Khosla, based on its capital needs, before March 31, 2014, subject to the terms of the Loan and Security Agreement, (ii) replaced the requirement to make installment payments of principal with a single balloon payment at maturity, (iii) allowed the Company to elect payment of paid-in-kind interest throughout the term of the loan, (iv) modified certain financial and negative covenants, including a covenant that required the Company to complete an equity offering meeting certain conditions on or before March 31, 2013, (v) required the Company to raise additional capital in the amount of $175 million on or before March 31, 2014 unless the Company shows that it has three months cash on hand on such date, (vi) increased by $25 million the limit on the amount of capital expenditures the Company can make on its next commercial production facility prior to raising additional funds and (vii) provided for the conversion, subject to the satisfaction of certain conditions, of (A) the secured obligations and certain other amounts in connection therewith owed to certain of the Lenders into the debt that may be issued in connection with the Company’s financing of its standard scale commercial production facility and (B) the secured obligations and certain other amounts in connection therewith owed to certain of the Lenders into equity securities that may be issued in connection with the Company’s financing of its standard scale commercial production facility.

In connection with the amendment described above, the Company agreed to pay the Alberta Lenders $100,000 for costs and expenses and agreed to issue certain warrants as described below.

In October 2013, the Company entered into Amendment No. 2 to the Loan and Security Agreement (as amended by Amendment No. 1 and Amendment No. 2, the “Loan and Security Agreement”) to modify the terms pursuant to which the obligations under the Loan and Security Agreement will convert to high yield debt and equity, as applicable, to require the conversion upon a project financing event of $400 million, including the issuance of equity and high yield debt on certain terms and conditions.

As of August 2013, the Company had borrowed all amounts available under the Loan and Security Agreement.

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

The Company also agreed to pay the Lenders an end of term charge equal to 9% of the aggregate amount of all advances made plus all interest paid-in-kind (instead of cash interest) upon the earlier to occur of the maturity of the Loan Advance, prepayment in full of the Loan Advance, or when the Loan Advance becomes due and payable upon acceleration. The Company is amortizing the end of charge term to interest expense and increasing the liability for the end of term charge over the life of the loan. The Company had amortized approximately $4.9 million as of September 30, 2013, which is included in the principal balance of the loan.

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

In partial consideration for Amendment No. 1 to the Loan and Security Agreement described above, the Company issued the Lenders warrants to purchase an aggregate of 619,867 shares of the Company’s Class A common stock for an exercise price per share of $5.71 (each an “ATM Warrant”). In addition, on the first day of each subsequent 12 month period, the Company has agreed to grant to the Lenders additional shares under their respective ATM Warrants equal to (i) 3.75% of the average principal balance of the Loan Advance as of the last calendar day of each of the 12 months for such 12 month period payable to such Lender as of the last calendar day of each 12 month period, divided by (ii) 100% of the volume-weighted average closing market price per share of its Class A Common Stock over the 20 consecutive trading days ending on, but excluding, the day of grant (the “Average Market Price”). The ATM Warrants expire on August 3, 2020. As the Company borrowed additional amounts under the Loan and Security Agreement and the principal balance increased, the Company issued additional shares under its ATM Warrants. In connection with the additional $50 million borrowed from Khosla, the Company issued to Khosla an ATM Warrant to purchase 480,123 shares of its Class A Common Stock at exercise prices ranging from $3.10 per share to $5.06 per share. The ATM Warrants issued to Khosla will not be exercisable until the ATM Warrant issuances have been approved by the Company’s stockholders. Khosla Ventures controls a majority of the voting power of our outstanding common stock and would therefore also control any such approval vote.

In connection with each subsequent Loan Advance from Khosla, the Company issued to Khosla warrants to purchase shares of the Company’s Class A common stock (a “Subsequent Drawdown Warrant”). The number of shares of the Company’s Class A common stock underlying the Subsequent Drawdown Warrant (assuming no net issuance) is an amount equal to 18% of the amount of the subsequent Loan Advances from Khosla divided by the Average Market Price. The Subsequent Drawdown Warrants expire on August 3, 2020. In connection with the additional $50 million borrowed from Khosla, the Company issued to Khosla Subsequent Drawdown Warrants to purchase 2,139,997 shares of its Class A Common Stock at exercise prices ranging from $3.10 per share to $5.06 per share. The Subsequent Drawdown Warrants issued to Khosla will not be exercisable until the Subsequent Drawdown Warrant issuances have been approved by the Company’s stockholders.

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

The number of shares of the Company’s Class A common stock underlying the Subsequent PIK Warrants (assuming no net issuance) is an amount equal to 18% of the amount of interest paid-in-kind payable over the following 12 months divided by the Average Market Price. The Subsequent PIK Warrants expire on August 3, 2020. The Company has elected to pay-in-kind interest over the 12 months following April 1, 2013. As such, in connection with closing Amendment No. 1, the Company issued the Lenders Subsequent PIK Warrants to purchase an aggregate of 478,626 shares of the Company’s Class A common stock for an exercise price per share of $5.71. In connection with the additional $50 million borrowed from Khosla, the Company issued to Khosla a Subsequent PIK Warrant to purchase 377,238 shares of its Class A Common Stock at exercise prices ranging from $3.10 per share to $5.06 per share. The Subsequent PIK Warrants issued to Khosla will not be exercisable until the Subsequent PIK Warrant issuances have been approved by the Company’s stockholders, which vote is controlled by Khosla Ventures. The paid-in-kind interest increased the Loan Advance balance by $22.1 million from inception of the loan to September 30, 2013.

The number of shares for which each PIK Warrant, Subsequent Drawdown Warrant and ATM Warrant is exercisable and the associated exercise price is subject to certain anti-dilution adjustments. Each PIK Warrant, Subsequent Drawdown Warrant and ATM Warrant may be exercised by payment of the exercise price in cash or on a net issuance basis. The Initial Warrants, the PIK Warrants, the Subsequent Drawdown Warrants and the ATM Warrants obligate the Company to file a registration statement on Form S-3 covering the resale of such warrants and the shares of the Company’s Class A common stock issuable upon exercise of such warrants. Subsequent PIK Warrants, Subsequent Drawdown Warrants and ATM Warrants issued by the Company in connection with Amendment No. 1 require the Company to register the resale of such warrants and the shares underlying such warrants on a registration statement on Form S-3 by April 21, 2014.

The Subsequent PIK Warrants, the Subsequent Drawdown Warrants and the ATM Warrants provide that if a registration statement is not declared effective on or prior to April 21, 2014 (the “LSA Registration Deadline”), or if the registration statement has been declared effective but has been suspended, the Company will pay to the warrantholder liquidated damages. The liquidated damages payable are an amount equal to the product of (i) the aggregate exercise price of the warrant and the warrant shares then held by the warrantholder, which are not able to be sold pursuant to a registration statement for the reasons previously described (the “Aggregate Share Price”), multiplied by (ii) one and one-half hundredths (.015), for each 30 day period, (A) after the LSA Registration Deadline and prior to the date the registration statement is declared effective by the SEC, and (B) during which sales of any warrants or warrant shares covered by a registration statement cannot be made pursuant to any such registration statement after the registration statement has been declared effective, subject to limited exceptions. The liquidated damages are payable in cash within five trading days after the end of each 30 day period that gives rise to the payment obligation, but are limited to 25% of the Aggregate Share Price paid by (or to be paid by) a warrantholder for its warrant shares.

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

In, 2011, the Company received all $75.0 million under the MDA Loan to reimburse the Company for expenses incurred on the construction of its initial-scale commercial production facility located in Columbus, Mississippi. As of September 30, 2013, borrowings of approximately $71.3 million under the MDA Loan were outstanding.

The non-interest bearing component of the MDA Loan was estimated to be approximately $32.2 million, which is recorded as a discount on the MDA Loan and a reduction of the capitalized cost of the related assets for which the Company was reimbursed in the same amount. The loan discount is recognized as interest expense, subject to interest capitalization during the construction phase, using the effective interest method. As of September 30, 2013, $5.2 million of the loan discount had been recognized as interest expense and subsequently capitalized to the extent allowed.

Equipment Loans

In March 2013, the Company paid off the outstanding balance under Equipment Loan #1 with Silicon Valley Bank and on October 21, 2013, paid off the outstanding balance under Equipment Loan #2 with Lighthouse Capital Partners VI, L.P.

Interest expense

For the three months ended September 30, 2013 and 2012, interest expense incurred was $9.6 million and $5.6 million, respectively, of which approximately $468,000 and $5.6 million, respectively, was capitalized. For the nine months ended September 30, 2013 and 2012, interest expense incurred was $23.2 million and $15.5 million, respectively, of which approximately $4.7 million and $15.2 million, respectively, was capitalized.

8.      Income Taxes

The effective tax rate for the nine months ended September 30, 2013 and 2012 was 0%.

At September 30, 2013, the Company had a net federal income tax net operating loss (“NOL”) carryforward balance of $68.0 million. If unused, the net operating loss carryforwards begin expiring in 2028. The Company has a full valuation allowance for its net deferred tax assets because the Company has incurred losses since inception. Certain changes in the ownership of the Company could result in limitations on the Company’s ability to utilize the federal net operating loss carryforwards. The Company has incurred overall net windfalls as a result of the difference between the book and tax deductions for restricted stock. Since the Company is in a taxable loss position for 2013 and cannot carry back the NOL to generate a cash tax refund, the benefit of the excess tax deduction has not been recorded to additional paid-in capital in the financial statements. In addition, a deferred tax asset for the net operating loss created by the windfall has not been recorded. The estimated net suspended NOL at September 30, 2013 is $3.0 million.

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

Commitments under the Mississippi Development Authority Loan

Under the Mississippi Development Authority Loan agreement, KiOR Columbus committed to make specified investments within Mississippi by December 31, 2015, including an aggregate $500.0 million investment in property, plant and equipment located in Mississippi and expenditures for wages and direct local purchases totaling $85.0 million. The Company must raise substantial additional funds in order to meet these investment and expenditure commitments. The Company is a parent guarantor for the payment of the outstanding balance under the loan. As of September 30, 2013, KiOR Columbus had $71.3 million in outstanding borrowings under the loan which are guaranteed by the Company.

10.    Related-Party Transactions

In January 2012, the Company entered into a Loan and Security Agreement with the Alberta Lenders and Khosla, in which the Alberta Lenders have made a term loan to the Company in the principal amount of $50 million and Khosla has made a term loan to the Company in the principal amount $25 million, for a total of $75 million in principal amount. In March 2013, the Company entered into Amendment No. 1 to its Loan and Security Agreement which, among other things, increased the amount available from Khosla under the facility by $50 million, all of which has been borrowed by the Company. See Note 7 – Long-Term Debt for a description of the loan and Note 14 – Subsequent Events for a description of additional related-party transactions. Both the Alberta Lenders and Khosla are beneficial owners of more than 5% of our common stock.

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

Common Stock Warrants Outstanding

Warrants Issued in Connection with Equipment Loans

In connection with Equipment Loan #2, the Company issued warrants to purchase 16,998 shares of the Company’s Series B convertible preferred stock at an exercise price of $2.941 per share. The warrants are exercisable upon issuance and expire ten years from the issuance date. The issuance date fair value of these warrants was estimated to be $42,000 and has been recorded as a reduction, or discount, to the carrying value of the loan. The discount is being amortized to interest expense over the term of the loan. The warrants were valued on the issuance date using the following assumptions: a risk-free interest rate of 0.50%, expected volatility of 98.8%, no expected dividend yield and a term of ten years. Upon the close of the Company’s initial public offering on June 29, 2011, warrants to purchase 16,998 shares of Series B convertible preferred stock automatically converted into warrants to purchase an equivalent number of shares of Class A common stock. Warrants issued in connection with Equipment Loan #2 were still outstanding as of September 30, 2013.

Warrants Issued in Connection with Amendments of Equipment and Business Loan

In connection with the amendment to Equipment Loan #1 and the Company’s Business Loan in February 2011 and April 2011, the Company agreed to issue warrants to purchase $300,000 of securities issued in a next-round equity financing, which resulted in the Company issuing warrants to purchase 61,200 shares of Series C convertible Preferred Stock at an exercise price of $4.902 per share. Upon the close of the initial public offering on June 29, 2011, warrants to purchase 61,200 shares of Series C convertible preferred stock automatically converted into warrants to purchase 25,000 shares of Class A common stock using a conversion price of 80% of the price per share in the Company’s initial public offering. Warrants issued in connection with amendments to Equipment Loan #1 and the Company’s Business Loan were still outstanding as of September 30, 2013.

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

In partial consideration for Amendment No. 1 to the Company’s Loan and Security Agreement described above, the Company issued the Lenders ATM Warrants to purchase an aggregate of 619,867 shares of the Company’s Class A common stock for an exercise price per share of $5.71. In addition, on the first day of each subsequent 12 month period, the Company has agreed to grant to the Lenders additional shares under their respective ATM Warrants equal to (i) 3.75% of the average principal balance of the Loan Advance as of the last calendar day of each of the 12 months for such 12 month period payable to such Lender as of the last calendar day of each twelve (12) month period, divided by (ii) 100% of the Average Market Price. The ATM Warrants expire on August 3, 2020. As the Company borrowed additional amounts under the Loan and Security Agreement and the principal balance increased, the Company issued additional shares under its ATM Warrants. The ATM Warrant issued to Khosla will not be exercisable until the ATM Warrant issuance has been approved by the Company’s stockholders. Khosla Ventures controls a majority of the voting power of our outstanding common stock and would therefore also control any such approval vote.

The Company also issued Khosla Subsequent Drawdown Warrants in connection with each subsequent Loan Advance from Khosla. The number of shares of the Company’s Class A common stock underlying the Subsequent Drawdown Warrant (assuming no net issuance) is an amount equal to 18% of the amount of the subsequent Loan Advances from Khosla divided by the Average Market Price. The Subsequent Drawdown Warrants expire on August 3, 2020. The Subsequent Drawdown Warrant issued to Khosla will not be exercisable until the Subsequent Drawdown Warrant issuance has been approved by the Company’s stockholders.

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

The Initial PIK Warrants were issued as partial consideration for the Lenders’ entry into the Loan and Security Agreement and will expire August 3, 2020.

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

The number of shares for which each PIK Warrant, Subsequent Drawdown Warrant and ATM Warrant is exercisable and the associated exercise price is subject to certain anti-dilution adjustments. Each PIK Warrant, Subsequent Drawdown Warrant and ATM Warrant may be exercised by payment of the exercise price in cash or on a net issuance basis. The Initial Warrants, the PIK Warrants, the Subsequent Drawdown Warrants and the ATM Warrants obligate the Company to file a registration statement on Form S-3 covering the resale of such warrants and the shares of the Company’s Class A common stock issuable upon exercise of such warrants. Subsequent PIK Warrants, Subsequent Drawdown Warrants and ATM Warrants issued by the Company in connection with the amendment required the Company to register the resale of such warrants and the shares underlying such warrants on a registration statement on Form S-3 by April 21, 2014.

The Subsequent PIK Warrants, the Subsequent Drawdown Warrants and the ATM Warrants provide that if a registration statement is not declared effective on or prior to the LSA Registration Deadline, or if the registration statement has been declared effective but has been suspended, the Company will pay to the warrantholder liquidated damages. The liquidated damages payable is an amount equal to the product of (i) the Aggregate Share Prices, multiplied by (ii) one and one-half hundredths (0.015), for each 30 day period, (A) after the LSA Registration Deadline and prior to the date the registration statement is declared effective by the SEC, and (B) during which sales of any warrants or warrant shares covered by a registration statement cannot be made pursuant to any such registration statement after the registration statement has been declared effective, subject to limited exceptions. The liquidated damages are payable in cash within five trading days after the end of each 30 day period that gives rise to the payment obligation, but are limited to 25% of the Aggregate Share Price paid by (or to be paid by) a warrantholder for its warrant shares.

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

The Company elected payment of paid-in-kind interest on the first day of each month from March 2012 through February 2013 which required the Company to issue 334,862 shares of the Company’s Class A common stock at exercise prices ranging from $11.62 to $13.15 per share. Amendment No. 1 to the Loan and Security Agreement allowed the Company to continue electing payment-in-kind interest through the maturity of the loan. The Company has elected to pay-in-kind interest over the 12 months following April 1, 2013. As such, in connection with closing Amendment No. 1, the Company issued the Lenders Subsequent PIK warrants to purchase an aggregate of 478,626 shares of its Class A common stock for an exercise price per share of $5.71.

In connection with the additional $50 million borrowed from Khosla, the Company issued to Khosla an ATM Warrant to purchase 480,123 shares of its Class A Common Stock, a Subsequent Drawdown Warrant to purchase 2,139,997 shares of its Class A Common Stock, and a Subsequent PIK Warrant to purchase 377,238 shares of its Class A Common Stock with exercise prices ranging from $3.10 per share to $5.06 per share. The table below shows warrants issued and assumptions used to value the warrants during 2013:

	January 1, 2013	February 1, 2013	March 17, 2013	April 24, 2013	May 17, 2013	June 17, 2013	July 26, 2013	August 27, 2013
Shares issuable	36,235	42,645	1,098,493	569,825	546,302	571,254	497,946	812,031
Stock Price	$6.65	$5.61	$5.70	$4.38	$4.64	$4.10	$4.87	$2.40
Exercise Price	$11.62	$11.62	$5.71	$4.42	$4.62	$4.42	$5.06	$3.10
Expected volatility	83.0%	83%	83%	83%	83%	83%	80%	80%
Risk-free interest rate	1.25%	1.40%	1.31%	1.13%	1.32%	1.57%	1.98%	2.15%
Dividend yield	-	-	-	-	-	-	-	-
Expected term (in years)	7	7	7.5	7.3	7.3	7.2	7	7
Fair value	$4.39	$3.56	$4.31	$3.27	$3.48	$3.03	$3.53	$1.67

The warrants may be exercised by payment of the exercise price in cash or on a net issuance basis. All warrants issued pursuant to the Loan and Security Agreement were outstanding as of September 30, 2013. The following warrant activity occurred for the warrants issued in connection with the Loan and Security Agreement:

Warrant Holder	Type of Warrant	Shares underlying warrants issued as of December 31, 2012	Shares underlying warrants issued during the period ended September 30, 2013	Shares underlying warrants exercised during the period ended September 30, 2013	Shares underlying warrants outstanding at September 30, 2013
1538731 Alberta Ltd.	ATM	-	148,355	-	148,355
	PIK	61,264	133,429	-	194,693
	Other (1)	278,055	-	-	278,055
1538716 Alberta Ltd.	ATM	-	264,890	-	264,890
	PIK	109,391	238,242	-	347,633
	Other (1)	496,472	-	-	496,472
KFT Trust, Vinod Khosla, Trustee	ATM	-	686,745	-	686,745
	PIK	85,327	563,073	-	648,400
	Subsequent Drawdown Warrant	-	2,139,997	-	2,139,997
	Other (1)	387,263	-	-	387,263

(1) Other warrants consist of the initial warrants issued in connection with the Company’s entrance into the Loan and Security Agreement.

The Company determined that the warrants issuable pursuant to the Loan and Security Agreement should be accounted for as equity based on the rationale that the Company does not have an obligation to transfer assets to the holders of the warrants. This is because the warrants cannot be redeemed and may only be satisfied by the issuance of shares to the warrant holders. This determination is supported by the guidance under Accounting Standards Codification 470-20, Debt Instruments with Detachable Warrants, which states that (i) proceeds from the sale of a debt instrument with stock purchase warrants are allocated based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance and (ii) the portions of the proceeds allocated to the warrants should be accounted for as paid-in capital. Based upon the guidance above, the Initial Warrants, PIK Warrants, Subsequent Drawdown Warrants and ATM Warrants have been accounted for as equity.

12.    Employee Benefit Plan

The Company has a 401(k) plan covering all of its U.S. employees. Effective May 1, 2010, the Company began matching 100% of the first 3% of individual employee contributions and 50% of the next 2% of individual employee contributions. New employees can immediately join the plan and participants immediately vest in employer matching contributions. Employer matching contributions under the plan totaled $190,000 and $178,000 for the three months ended September 30, 2013 and 2012, respectively, and $669,000 and $486,000 for the nine months ended September 30, 2013 and 2012, respectively.

13.    Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense related to options and restricted stock granted was allocated to cost of product revenue, research and development expense, and sales, general and administrative expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of product revenue	$91	$-	$247	$-
Research and development	389	641	1,396	1,374
Sales, general and administrative	3,018	2,916	9,054	8,021

Total stock-based compensation expense	$3,498	$3,557	$10,697	$9,395

The amount of the excess tax benefits and the related additional paid in capital have not been set up as net operating losses. The excess tax benefits are currently being carried forward and not yet monetized.

Amended and Restated 2007 Stock Option/Stock Issuance Plan

Options to purchase approximately 6.0 million shares of Class A common stock and options to purchase approximately 4.0 million shares of Class B common stock were outstanding under the Company’s Amended and Restated 2007 Stock Option/Stock Issuance Plan (the “2007 Plan”) as of September 30, 2013. Options to purchase approximately 6.4 million shares of Class A common stock and options to purchase approximately 4.3 million shares of Class B common stock were outstanding as of December 31, 2012 under the 2007 Plan.

Stock option activity for the Company under the 2007 Plan was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2012	10,681	$1.68
Options Granted	-	-
Exercised	(377)	0.85
Forfeited	(264)	5.60

Outstanding at September 30, 2013	10,040	$1.61	5.9	$15.8

Exercisable	7,236	$1.30	6.3	$13.1

The total intrinsic value of options exercised during the three months ended September 30, 2013 and 2012 was $243,000 and $2.1 million, respectively, and $1.4 million and $17.3 million for the nine months ended September 30, 2013 and 2012, respectively. There remains $10.6 million in unrecognized stock-based compensation cost that is expected to be recognized over a weighted-average period of 2.0 years.

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

Restricted stock activity for the Company under the 2007 Plan was as follows:

	Number of Shares (In thousands)	Weighted- Average Grant-Date Fair Value
Nonvested—December 31, 2012	675	$15.00
Granted	-	-
Vested	(168)	15.00
Forfeited	(156)	15.00
Nonvested—September 30, 2013	351	$15.00

There was $5.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2007 Plan that is expected to be recognized over a weighted-average period of 2.4 years.

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

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2012	249	$13.53
Options Granted	84	4.04
Exercised	-	-
Forfeited	(126)	15.29
Outstanding at September 30, 2013	207	$8.60	8.8	$-
Exercisable	34	$14.01	7.9	$-

There is a remaining $923,000 in unrecognized stock-based compensation cost that is expected to be recognized over a weighted-average period of 3.3 years.

There were no options granted under the 2011 Plan during the three months ended September 30, 2013. The weighted average assumptions used to value stock option grants under the 2011 Plan for the three and nine months ended September 30, 2013 and 2012 are as follow:

	Three Months Ended September 30	Nine Months Ended September 30
	2012	2013	2012
Expected volatility	83%	80%	83%
Risk-free interest rate	1.12%	1.00%	1.12%
Dividend yield	—	—	—
Expected term (in years)	7	6.25	7

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

Restricted stock activity for the Company under the 2011 Plan, other than awards under the Company’s Annual Incentive Plan for which performance goals have not been met, was as follows:

	Number of Shares (In thousands)	Weighted- Average Grant-Date Fair Value
Nonvested—December 31, 2012	1,195	$9.71
Granted	2,346	6.30
Vested	(844)	9.62
Canceled or forfeited	(282)	11.29

Nonvested—September 30, 2013	2,415	$6.21

There was $15.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2011 Plan that is expected to be recognized over a weighted-average period of 2.2 years.

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

The awards granted for the purchase period beginning July 1, 2013 under the 2012 ESPP had a fair value of $1.81 per share using the following assumptions: a risk-free interest rate of 0.09%, expected volatility of 65.73%, expected dividend yield of 0%, and an expected term of 0.5 years.

14.    Subsequent Events

Senior Secured Convertible Promissory Note Purchase Agreement

On October 18, 2013, the Company entered into the October 2013 Note Purchase Agreement with the Purchasers . The October 2013 Note Purchase Agreement was amended on October 20, 2013 and the October 2013 Note Purchase Agreement, as amended, is described below.

The October 2013 Note Purchase Agreement contemplates two tranches of financing. The first tranche consisted of the issuance of $42.5 million of Notes in exchange for a like amount of cash and approximately $53.2 million of Notes in exchange for a like amount of existing indebtedness outstanding under the Loan and Security Agreement. The second tranche consists of the sale of up to $7.5 million of shares of the Company’s Class A Common Stock and the sale of shares of Class A Common Stock in exchange for a like amount of existing indebtedness equal to $25 million in principal amount, plus accrued interest and applicable fees outstanding under the Loan and Security Agreement prior to March 17, 2013. The shares of the Company’s Class A Common Stock issuable as a part of (i) the conversion of Notes in the first tranche, (ii) the second tranche and (iii) a part of the Purchaser’s option or the Company’s put option, as described below, are referred to as the “NPA Shares.”

In the first tranche, which closed on October 21, 2013, KV III and VNK purchased Notes in an aggregate amount of $42.5 million, resulting in gross proceeds to the Company of $42.5 million, and Khosla purchased Notes in an aggregate amount of approximately $53.2 million pursuant to the conversion of outstanding indebtedness owed to Khosla for loans received from Khosla from and after March 17, 2013 under the Loan and Security Agreement.

The Notes bear no interest and are convertible into shares of Class A Common Stock at a conversion price of $2.897 per share (such price, as it may be adjusted from time to time as set forth below, the “Conversion Price”), which represents a 25% premium over the average daily volume weighted average price of the Company’s Class A Common Stock for the 20 trading days ending on October 17, 2013. The Conversion Price may be decreased in the event of certain subsequent equity issuances (each, a “Dilutive Issuance”) by the Company below the Conversion Price of the Notes between the date of the first tranche closing and the earlier of (i) the one year anniversary of the first tranche closing and (ii) the conversion of the Notes. In addition, if on or before the one year anniversary of the first tranche closing, the Company consummates a Financing Event (as defined below), the Notes will automatically convert in shares of the Company’s Class A Common Stock on the earliest of the following events: (i) if the average closing price of the Class A Common Stock exceeds 150% of the Conversion Price in any 30 day period or (ii) if the one year anniversary of the closing of the first tranche occurs. If the Company consummates a Financing Event after the one year anniversary of the first tranche closing, the Notes will automatically convert simultaneous with the closing of the Financing Event. Upon the occurrence of any of the foregoing events, the principal amount of the Notes (which, for clarification, will include any interest previously paid in kind) will automatically be converted into shares of the Company’s Class A Common Stock at the then effective Conversion Price.

The second tranche will occur subsequent to the receipt by the Company of aggregate net cash proceeds of at least $400 million from one or more offerings, private placements or other financing transactions comprised of the issuance of Notes and Shares under the October 2013 Note Purchase Agreement, a pre-approved high yield debt financing and/or the sale of Class A Common Stock (the “Project Financing Amount”).The closing of the second tranche is subject to other standard conditions. In the second tranche, KV III and VNK will purchase NPA Shares in an aggregate amount of up to $7.5 million and Khosla will purchase NPA Shares pursuant to the conversion of the amount of the indebtedness (equal to $25 million in principal amount, plus accrued interest and applicable fees) owed to Khosla under the Loan and Security Agreement for loans received from Khosla prior to March 17, 2013 under such agreement. The NPA Shares will be purchased for a price equal to the Conversion Price.

In addition, the Company has a put option that it can exercise in the event it raises the Project Financing Amount (such event, the “Financing Event”). At any point beginning 365 days following the consummation of the Financing Event until the two year anniversary of the consummation of the Financing Event (the “Two Year Date”), the Company may, at its sole election, sell shares of Class A Common Stock to Khosla in an aggregate amount of up to $35 million. Such shares will be purchased for a price equal to the Conversion Price. The put option is subject to adjustment, as set forth below, although in no event will the put option be for more than $35 million in NPA Shares. The closing of the put option is subject to standard conditions.

In the event the Company consummates sales of additional Notes (or substantially similar indebtedness) or its equity securities resulting in aggregate proceeds to the Company of $100 million or more before the put option is exercised, the put option will terminate. If the Company consummates sales of additional Notes (or substantially similar indebtedness) or its equity securities resulting in aggregate proceeds to the Company of less than $100 million before the put option is exercised, Khosla will purchase a number of shares equal to the difference (the “New Commitment”) between $100 million and the funds actually raised (the “Raised Amount”), which Raised Amount shall include the aggregate value of the Notes and the NPA Shares (other than the Notes and NPA Shares purchased by Khosla) and the Gates Shares. The New Commitment will be in lieu of the commitment to purchase $35.0 million of the NPA Shares as a part of the put option as described above.

In addition, Khosla, or its assignee, has an option it can exercise prior to the earlier of (i) the Two Year Date and (ii) February 1, 2020 to purchase the NPA Shares it would otherwise purchase in the second tranche or as a part of the put option so long as the Purchaser beneficially owns at least 20% of the shares of Class A Common Stock issued or issuable upon conversion of the Notes purchased by such Purchaser.

In connection with the October 2013 Note Purchase Agreement, the Company must also comply with certain affirmative covenants, such as furnishing financial statements to the Purchasers, and negative covenants, including a limitation on (i) repurchases or redemptions of the Company’s stock, subject to certain exceptions, (ii) the incurrence of capital expenditures in excess of $50 million prior to receipt by the Company of the Project Financing Amount and (iii) the incurrence of debt and the making of investments other than those permitted by the October 2013 Note Purchase Agreement. Furthermore, the Purchasers have a right of first offer for the offer or sale by the Company of any new securities, provided that such Purchaser beneficially owns 10% or more of the NPA Shares issued to the Purchaser under the October 2013 Note Purchase Agreement at the time of such offer or sale.

The obligations of the Company under the October 2013 Note Purchase Agreement may be accelerated upon the occurrence of an event of default under the October 2013 Note Purchase Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments and cross-defaults.

The shares of Class A Common Stock issuable upon conversion of the Notes cannot be transferred for 6 months following the closing of the first tranche, subject to exceptions for transfers to permitted transferees specified in the October 2013 Note Purchase Agreement. Any permitted transferees must agree to be bound by the terms and conditions of the October 2013 Note Purchase Agreement, including with respect to the limitations on transfer of the securities such permitted transferee receives. The Notes cannot be transferred except in the event of a change in control or to a permitted transferee.

Gates Stock Purchase Agreement

On October 18, 2013, the Company entered into the Stock Purchase Agreement with Gates to purchase the Gates Shares.

The Stock Purchase Agreement contemplates the purchase of Gates Shares from the Company in two tranches. In the first tranche, which closed on October 21, 2013, Gates purchased shares of Class A Common Stock worth $7.5 million at a price per share equal to $2.3176, which is the average daily volume weighted average price of the Company’s Class A Common Stock for the 20 trading days ending on October 17, 2013.

The second tranche will close if, during the period beginning on October 18, 2013 and ending on July 1, 2014, the Company receives the Project Financing Amount (which amount will include binding commitments to invest sums in the future, provided that (i) such commitments are not subject to any conditions in the control of the committing party and (ii) such commitments are not in excess of $35 million). In the second tranche, Gates will purchase $7.5 million worth of Class A Common Stock at a price per share equal to 75% of the 20 day volume weighted average price of the Class A Common Stock as calculated beginning on the 10th trading day before (and including) the date of the consummation of the Financing Event (or, if earlier, the date of announcement of the Financing Event) and ending on the 10th trading day following the consummation of the Financing Event (or, if earlier, the date of announcement of the Financing Event). The closing of the second tranche is subject to standard conditions.

In addition, Gates has an option it can exercise prior to the earlier of (i) the second tranche closing date and (ii) July 1, 2014 to purchase the Gates Shares it would otherwise purchase in the second tranche at a price per share equal to 75% of the 20 day volume weighted average price of the Class A Common Stock immediately prior to the date Gates provides notice of exercise of the option so long as Gates beneficially owns at least 20% of the shares of Class A Common Stock purchased in the first tranche closing.

Notwithstanding the foregoing, the price per share in the second tranche closing or the option closing, as applicable, will not exceed the Conversion Price applicable to the Notes described above as in effect at the time of the second tranche closing or the option closing of the Gates Shares.

In connection with the Stock Purchase Agreement, the Company must also comply with certain covenants, such as furnishing financial statements to Gates. Furthermore, Gates has a right of first offer for the offer or sale by the Company of any new securities, provided that Gates beneficially owns 10% or more of the sum of (i) the Gates Shares purchased in the first tranche closing and (ii) the Gates Shares to be purchased in the second tranche closing at the time of such offer or sale.

The Gates Shares cannot be transferred, subject to exceptions for transfers to permitted transferees specified in the Stock Purchase Agreement, until the earlier of (i) six months following the closing of the first tranche and (ii) any date on which any of KV III, Khosla, VNK or any of their respective Affiliates sells, transfers, assigns or hypothecates any equity or debt securities of the Company to any non-Affiliate. Any permitted transferees must agree to be bound by the terms and conditions of the Stock Purchase Agreement, including with respect to the limitations on transfer of the securities such permitted transferee receives.

Registration Rights Agreements

The Shares issued pursuant to the October 2013 Note Purchase Agreement and the Gates Shares issued pursuant to the Stock Purchase Agreement are also subject to Registration Rights Agreements that require the Company to file a registration statement with the SEC for resale of such NPA Shares and Gates Shares, as applicable, as soon as practicable and in any event no later than April 21, 2014. The Registration Rights Agreements also provide holders of NPA Shares and Gates Shares certain demand and piggyback registration rights under specified circumstances. Failure to file a registration statement by April 21, 2014 may require the Company to pay to the holders of NPA Shares and Gates Shares liquidated damages, as described below under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements as of December 31, 2012, the notes accompanying those financial statements and management’s discussion and analysis as contained in our Annual Report on Form 10-K, or Annual Report, filed with the SEC on March 18, 2013 and in conjunction with the unaudited condensed consolidated financial statements and notes in Item 1 of Part I of this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various important factors, including those discussed below and in the section entitled “Risk Factors” included in Item 1A of Part II below, in Item 1A of Part I of our Annual Report and in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. Due to the fact that we have generated only limited revenue to date, we believe that the financial information contained in this report is not indicative of, or comparable to, the financial profile that we expect to have if and when we begin to generate significant revenues. We undertake no obligation to update publicly any forward-looking statements, even if new information becomes available or other events occur in the future, except to the extent required by law.

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

In April 2012, we mechanically completed our initial-scale commercial production facility in Columbus, Mississippi. This first facility is designed to produce up to 13 million gallons of cellulosic diesel and gasoline per year. During the fourth quarter of 2012, we successfully commissioned our proprietary biomass fluid catalytic cracking, or BFCC, operation at the Columbus facility, and produced our first “on specification” cellulosic intermediate oil in limited quantities. In the first quarter of 2013, we successfully commissioned the Columbus plant’s hydrotreater and fractionation units, and began our first cellulosic diesel and gasoline shipments in March 2013 and June 2013, respectively. We have gradually increased production at our Columbus facility but have not yet reached “steady state” production.

We currently intend to begin construction of our next commercial production facility during the first quarter of 2014, which will be an expansion of our production capabilities in Columbus, Mississippi through the construction of a second initial scale commercial production facility, subject to our ability to raise capital. We believe our second initial scale commercial production facility will be able to produce up to 13 million gallons of cellulosic diesel and gasoline per year, approximately the same amount of our current Columbus facility. Our business plan contemplates that we will need to raise additional funds to build our next commercial production facilities and subsequent facilities, continue the development of our technology and products and commercialize any products resulting from our research and development efforts.

We were incorporated and commenced operations in July 2007. Since our inception, we have operated as a development stage company, performing extensive research and development to develop, enhance, refine and commercialize our biomass-to-cellulosic fuel technology platform. Until recently, we have focused our efforts on research and development and the construction of our Columbus facility. As a result, we have generated $299.3 million of operating losses and an accumulated deficit of $339.7 million from our inception through September 30, 2013. We expect to continue to incur operating losses through at least 2015 as we continue into the commercialization stage of our business. We must raise capital in one or more external equity and/or debt financings to fund the cash requirements of our ongoing operations. Other than the commitment to purchase up to an additional $7.5 million of Class A Common Stock by KV III and VNK, as defined below, the commitment by Gates, as defined below, to purchase an additional $7.5 million of Class A Common Stock and our put option with Khosla, as defined below, that we can exercise to sell shares worth up to $35 million to Khosla, we have no committed sources of financing. All of the aforementioned commitments are contingent upon, among other things, our raising $400 million from one or more offerings, private placements or other financing transactions. The aggregate amount of such commitments ($50 million) and the $50 million raised in the closing of the first tranches of our October 2013 Note Purchase Agreement, as defined below, and Stock Purchase Agreement, as defined below, count towards the requirement to raise $400 million. The remaining $300 million in funds that must be raised are not yet committed. The lack of any additional committed sources of financing raises substantial doubt about our ability to continue as a going concern.

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

The majority of our long-lived assets, other than intangible assets, consist of our initial-scale commercial production facility, demonstration unit, and pilot unit. The demonstration and pilot units are variations of common refinery equipment used in technology development and scale-up of processes that have been scaled and modified for our research and development purposes. Our intangible assets consist of purchased biomass conversion technology and technology licenses. Given our history of operating losses, we evaluated the recoverability of the book value of our property, plant and intangible assets by performing an undiscounted forecasted cash flow analysis. Based on our analysis, the sum of the undiscounted cash flows is in excess of the book value of the property, plant and equipment and intangible assets. Accordingly, no impairment charges have been recorded during the period from July 23, 2007 (date of inception) through September 30, 2013.

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

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. We recognize a valuation allowance against our net deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be fully realizable. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At September 30, 2013, we had a full valuation allowance against all of our deferred tax assets, including our net operating loss carryforwards.

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

Common Stock Warrants

We estimate the fair value of our common stock warrants using the Black-Scholes model. The risk-free interest rate was based on the market yield currently available on United States Treasury securities with maturities approximately equal to the warrant’s expected term. Expected term represents the period that our common stock warrants are expected to be outstanding. In the case of our common stock warrants issued under the Loan and Security Agreement, as defined below, the warrants generally have a term of seven years. The expected volatility was based on the historical stock volatilities of several comparable publicly-traded companies over a period equal to the expected terms of the warrants, as we do not have a long trading history to use to estimate the volatility of our own common stock. Our expected dividend yield was assumed to be zero as we have not paid, and do not anticipate paying, cash dividends on our shares of common stock.

We will continue to use judgment in evaluating the expected volatility, lives, and dividend rate related to our common stock warrants on a prospective basis and incorporating these factors into our warrant-valuation model.

Results of Operations

We continue in the startup phase at our Columbus facility. During this phase, we expect that our results of operations will fluctuate significantly and will not be comparable to results we expect to achieve once we reach steady state operations. Lower overall volumes, unfavorable product mix (higher percentage of fuel oil) and resulting lower product and RIN revenue, lower yields of cellulosic fuel, limited number of customers and pricing flexibility, lower wood yard efficiencies and other unfavorable metrics are factors that we expect will improve on achieving steady state operations.

Three Months Ended September 30, 2013 compared to the Three Months Ended September 30, 2012

Revenues

	Three Months Ended September 30,		Change
	2013	2012	$	%
	(Dollars in thousands)
Revenues:
Product revenue	$591	$—	591	N/A
Renewable identification number revenue	129	—	129	N/A
Total revenues	$720	$—	$720

Product revenue. Our product revenue was $591,000 for the three months ended September 30, 2013 compared to zero for the same period in 2012. Product revenue was primarily generated by cellulosic gasoline, diesel, and fuel oil shipments from our initial scale commercial production facility in Columbus. For the three months ended September 30, 2013, our revenue from our initial scale commercial production facility consisted of $292,000 from shipments of 99,000 gallons of cellulosic diesel; $259,000 from shipments of 110,000 gallons of cellulosic gasoline; and $38,000 from shipments of 36,000 gallons of fuel oil. During the three months ended September 30, 2013, we produced 129,000 gallons of cellulosic gasoline; 119,000 gallons of cellulosic diesel; and 76,000 gallons of fuel oil. The remaining product revenue primarily relates to $2,000 generated from fuel oil shipments at our demonstration production facility.

Renewable identification number revenue. Our renewable identification number revenue was $129,000 for the three months ended September 30, 2013 compared to zero for the same period in 2012. We generated cellulosic gasoline and diesel RINs in connection with our cellulosic gasoline and diesel shipments from our initial scale commercial production facility in Columbus. For the three months ended September 30, 2013, our renewable identification number revenue consisted of $71,000 from 168,000 cellulosic diesel RINs and $58,000 from 100,000 cellulosic gasoline RINs. Our fuel oil shipments do not generate RINs.

We expect that our revenues from sales of cellulosic gasoline, diesel, fuel oil and RINs will be limited and unpredictable, at least in the near term, as we continue bringing our initial-scale commercial production facility to steady state operations. We also expect that our revenues will be subject to price fluctuations, including the prices we obtain from different customers for our cellulosic gasoline, diesel and fuel oil and RINs under our off-take agreements or spot sale arrangements. All revenues in the three months ended September 30, 2013 are attributable to customers in the United States.

Operating Expenses

	Three Months Ended September 30,		Change
	2013	2012	$	%
	(Dollars in thousands)
Operating expenses:
Cost of product revenue	$19,452	$—	$19,452	N/A
Research and development expenses	7,922	9,466	(1,544)	(16%	)
General and administrative expenses	7,289	17,490	(10,201)	(58%	)

Total operating expenses	$34,663	$26,956	$7,707

Cost of product revenue. Our cost of product revenue was $19.5 million for the three months ended September 30, 2013 as compared to zero for the same period in 2012. Although the Columbus facility has not yet achieved steady state production, because in March 2013 we produced finished products and had our first cellulosic diesel shipment from the facility, we placed it into service. As a result of placing the plant into service, depreciation and operating and manufacturing costs relating to the plant are now presented as cost of product revenue. Startup costs for 2012 continue to be included in general and administrative expenses, as they were incurred prior to placing the plant into service. This represents an increase in our spending at our initial scale commercial production facility of $9.3 million for the comparative period. This increase primarily relates to: an increase of $3.2 million of inventory charges for consumption of raw materials to produce our cellulosic gasoline, diesel, and fuel oil; an increase of $2.4 million for taxes primarily related to Mississippi franchise taxes; an increase of $2.2 million relating to depreciation of the facility which we placed into service in March 2013; an increase of $1.3 million to utilities primarily related to the increase in natural gas usage to run the facility; and increased disposal fees, equipment rentals, payroll and related expense, and property insurance partially offset by reduced consultant and maintenance fees incurred to start-up and commission the facility in 2012.

Research and Development Expenses. Our research and development expenses decreased by $1.5 million, or 16%, for the three months ended September 30, 2013 as compared to the same period in 2012. The decrease to research and development expense was primarily due to a decrease of $1.1 million in operating costs associated with our research and development facilities, which include repairs, maintenance, and headcount of maintenance contractors. The remaining decrease of $0.4 million relates to a decrease in payroll and related expenses primarily related to a decrease in stock based compensation and by the allocation of costs from research and development to cost of product revenue for our research and development staff that worked at our initial-scale commercial production facility.

General and Administrative Expenses. Our general and administrative expenses decreased by $10.2 million, or 58%, for the three months ended September 30, 2013 as compared to the same period in 2012. This decrease was primarily the result of $10.2 million of start-up costs incurred at our initial-scale commercial production facility in Columbus, Mississippi during the three months ended September 30, 2012. As noted in cost of product revenue above, during the three months ended September 30, 2013, costs previously recorded to general and administrative as start-up costs are now included in cost of product revenue. Our general and administrative expenses that are not related to our initial-scale commercial production facility remained consistent for the three months ended September 30, 2013 compared to the same period in 2012.

Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2013	2012	$	%
	(Dollars in thousands)
Other income (expense), net:
Interest income	$—	$4	$(4)	(100%	)
Interest expense, net of amounts capitalized	(9,125)	—	9,125	N/A

Other income (expense), net	$(9,125)	$4	$9,129

Interest Income. Interest income decreased by $4,000 for the three months ended September 30, 2013 as compared to the same period in 2012. The decrease is primarily due to less cash on hand invested in money market accounts.

Interest Expense, Net of Amounts Capitalized. Interest expense increased by approximately $9.1 million for the three months ended September 30, 2013 compared to the same period in 2012. In March 2013, we placed our initial-scale commercial production facility in Columbus, Mississippi into service, which significantly reduced interest expense capitalized after the in-service date. Until we incur significant capital expenditures at our next commercial production facility, we expect that the majority of our interest expense will not be capitalized.

Nine Months Ended September 30, 2013 compared to the Nine Months Ended September 30, 2012

Revenues

	Nine Months Ended September 30,		Change
	2013	2012	$	%
	(Dollars in thousands)
Revenues:
Product revenue	$848	$—	848	N/A
Renewable identification number revenue	182	—	182	N/A

Total revenues	$1,030	$—	$1,030

Product revenue. Our product revenue was $848,000 for the nine months ended September 30, 2013 compared to zero for the same period in 2012. Product revenue of approximately $794,000 was generated by our cellulosic gasoline, diesel, and fuel oil shipments from our initial scale commercial production facility in Columbus. For the nine months ended September 30, 2013, our revenue from our initial scale commercial production facility consisted of $383,000 from shipments of 167,000 gallons of cellulosic gasoline; $360,000 from shipments of 123,000 gallons of cellulosic diesel; and $51,000 from shipments of 55,000 gallons of fuel oil. During the nine months ended September 30, 2013, we produced 215,000 gallons of cellulosic gasoline; 164,000 gallons of cellulosic diesel; and 130,000 gallons of fuel oil. The remaining product revenue of $54,000 was generated from our research and development facilities and it primarily relates to $52,000 generated from a contract whereby we agreed to sell our cellulosic diesel produced from our research and development facilities to an obligated third-party to blend with diesel. We then purchased the blended diesel from the obligated third-party for sale to one of our offtake customers for fleet testing. Revenue consisted of our fuel price plus incremental fees incurred to purchase diesel and costs to blend it with our cellulosic diesel. The remaining $2,000 was generated from fuel oil shipments at our demonstration production facility.

Renewable identification number revenue. Our renewable identification number revenue was $182,000 for the nine months ended September 30, 2013 compared to zero for the same period in 2012. We generated cellulosic gasoline and diesel RINs along with our cellulosic gasoline and diesel shipments from our initial scale commercial production facility in Columbus. For the nine months ended September 30, 2013, our renewable identification number revenue consisted of $94,000 from 185,000 cellulosic gasoline RINs and $88,000 from 209,000 cellulosic diesel RINs. Our fuel oil shipments do not generate RINs.

We expect that our revenues from sales of cellulosic gasoline, diesel, and fuel oil and RINs will be limited and unpredictable, at least in the near term, as we continue bringing our initial-scale commercial production facility to steady state operations. We also expect that our revenues will be subject to price fluctuations, including the prices we obtain from different customers for our cellulosic gasoline, diesel and fuel oil and RINs under our off-take agreements or spot sale arrangements. All revenues in the nine months ended September 30, 2013 are attributable to customers in the United States.

Operating Expenses

	Nine Months Ended September 30,		Change
	2013	2012	$	%
	(Dollars in thousands)
Operating expenses:
Cost of product revenue	$39,948	$—	$39,948	N/A
Research and development expenses	25,660	27,177	(1,517)	(6%	)
General and administrative expenses	29,830	39,303	(9,473)	(24%	)

Total operating expenses	$95,438	$66,480	$28,958

Cost of product revenue. Our cost of product revenue was $39.9 million for the nine months ended September 30, 2013 as compared to zero for the same period in 2012. Although the Columbus facility has not yet achieved steady state production, because in March 2013 we produced finished products and had our first cellulosic diesel shipment from the facility, we placed it into service. As a result of placing the plant into service, depreciation and operating and manufacturing costs relating to the plant are now presented as cost of product revenue. Startup costs for 2012 continue to be included in general and administrative expenses, as they were incurred prior to placing the plant into service. This represents an increase in our spending at our initial scale commercial production facility of $28.5 million for the comparative period. This increase primarily relates to: an increase of $5.7 million of inventory charges for consumption of raw materials to produce our cellulosic gasoline, diesel, and fuel oil; an increase of $5.2 million relating to depreciation of the facility which we placed into service in March 2013; an increase of $4.8 million for utility usage such as natural gas, electricity, and water to run the facility; an increase of $3.0 million for maintenance and repairs to equipment during plant shutdowns; an increase of $2.9 million for taxes primarily related to Mississippi franchise taxes and property taxes now that the facility is placed into service; an increase of $2.7 million for leases primarily related to the hydrogen and nitrogen plants which we began using in the second half of 2012 to run the facility; an increase of $1.9 million in payroll and related expenses due to increased headcount and overtime incurred (we were reimbursed by the Mississippi Development Authority for some payroll costs in 2012 as part of our agreement with it and such reimbursement did not occur in 2013); an increase of $1.7 million for disposal fees; and the remaining increase of $2.4 million relates to property insurance now that the facility is placed into service, freight costs incurred in operations, supplies, employee travel, and new employee costs. The increase is partially offset by a decrease of $1.9 million in consultant fees due to our hiring consultants in 2012 to commission and start up the facility.

Research and Development Expenses. Our research and development expenses decreased by $1.5 million, or 6%, for the nine months ended September 30, 2013 as compared to the same period in 2012. The decrease to research and development expense was primarily due to a decrease of $1.7 million in operating costs associated with our research and development facilities, which include repairs, maintenance, and headcount of maintenance contractors. There was also a decrease to research and development expense of $0.7 million in laboratory testing and supplies in connection with testing biomass fuels for quality. The decrease to research and development expense was partially offset by an increase in depreciation expense of $0.3 million due to our expanding of the demonstration unit in 2012 and pilot plant in the first quarter of 2013. The remaining increase of $0.5 million relates to disposal fees, payroll and related expenses, production chemicals and supplies, and property taxes.

General and Administrative Expenses. Our general and administrative expenses decreased by $9.5 million, or 24%, for the nine months ended September 30, 2013 as compared to the same period in 2012. This decrease was primarily the result of $6.6 million of start-up costs incurred at our initial-scale commercial production facility in Columbus, Mississippi during the nine months ended September 30, 2013 compared to $18.0 million during the same period in 2012, a decrease of $11.4 million. As noted in cost of product revenue above, during the nine months ended September 30, 2013, costs previously recorded to general and administrative as start-up costs as of March 2013 are now included in cost of product revenue. The decrease to general and administrative expenses is partially offset by an increase of $2.4 million to our payroll and related expenses. The increase to payroll and related expenses is primarily attributable to an increase of $1.4 million in stock based compensation and $1.0 million in salary and wages, primarily due to an increase in headcount. Our general and administrative headcount increased from approximately 33 employees at January 1, 2012 to approximately 50 employees at September 30, 2012, with most of that increase coming later in the nine month period compared to a headcount in the period from January 1, 2013 to September 30, 2013 decreasing from 47 employees to 41 employees.

Other Income (Expense), Net

	Nine Months Ended September 30,		Change
	2013	2012	$	%
	(Dollars in thousands)
Other income (expense), net:
Interest income	$1	$13	$(12)	(92%	)
Interest expense, net of amounts capitalized	(18,490)	(274)	18,216	6,648%
Other income (expense), net	$(18,489)	$(261)	$18,228

Interest Income. Interest income decreased by $12,000 for the nine months ended September 30, 2013 as compared to the same period in 2012. The decrease is primarily due to less cash on hand invested in money market accounts.

Interest Expense, Net of Amounts Capitalized. Interest expense increased by approximately $18.2 million for the nine months ended September 30, 2013 compared to the same period in 2012. In March 2013, we placed our initial-scale commercial production facility in Columbus, Mississippi into service, which significantly reduced interest expense capitalized after the in-service date. Until we incur significant capital expenditures at our next commercial production facility, we expect that majority of our interest expense will not be capitalized.

Liquidity and Capital Resources

Since inception, we have generated significant losses. As of September 30, 2013, we had an accumulated deficit of approximately $339.7 million and we expect to continue to incur operating losses through at least 2015 as we move into the commercialization stage of our business. Commercialization of our technology will require significant capital and other expenditures, including costs related to ongoing efforts to achieve steady-state operations at our initial-scale commercial production facility and the construction of our planned second initial scale commercial production facility, which requires us to raise significant amounts of additional capital.

As of September 30, 2013, we had cash and cash equivalents of $4.3 million. In October 2013, we received an aggregate of $50 million in two separate private financing transactions with (i) Khosla, KV III and VNK and (ii) Gates, each described below.

As of October 31, 2013, we had cash and cash equivalents of $43.4 million. Our material liquidity needs over the next twelve months from October 31, 2013 consist of the following:

•

Funding our corporate overhead costs, which we expect to be approximately $45 million. We do not expect to be able to generate sufficient revenue from the sale of our cellulosic gasoline and diesel to allow us to fund these costs from internally generated cash from operations before the commencement of operations at our planned next initial-scale commercial production facility, which we currently expect will not occur until the second half of 2015 at the earliest.

•	Funding our debt service costs, which we expect to be approximately $3.8 million, assuming we continue to elect to pay-in-kind interest due under the Loan and Security Agreement.

•

Funding the current operating costs at our Columbus facility, including costs to bring the facility to steady state operations, as we do not expect to be able to generate sufficient revenue from the sale of cellulosic gasoline and diesel from the facility to allow us to fund these costs over the next twelve months.

We must raise capital in one or more external equity and/or debt financings to fund the cash requirements of our ongoing operations for the next twelve months from October 31, 2013. As discussed in further detail below, our private placements with Khosla and Gates involve two tranches. In order to close the second tranche we must, among other things, raise $400 million, calculated as follows:

●	$50 million from the closing of the first tranche of our two private placements counts towards this $400 million requirement.

●

Of the remaining $350 million to be raised, $300 million is not currently committed and $50 million has been committed. We expect to raise the uncommitted $300 million from one or more offerings, private placements or other financing transactions, including a potential high yield debt financing. In order for a high yield debt financing to count towards the $400 million, it must be for an aggregate of at least $250 million.

●

The committed $50 million consists of (i) $7.5 million from KV III and VNK in the second tranche of its private placement, (ii) $7.5 million from Gates in connection with the second tranche of its private placement and (iii) a put option from Khosla for up to $35 million. The aggregate amount of the Khosla put option will vary such that if we raise more than $100 million in sales of our equity securities, which we refer to as the Equity Financing Transactions, between the date of the first tranche closing and the date that the put option is exercised, the put option will expire. If we raise less than $100 million in Equity Financing Transactions, the put option will be reduced to equal the difference between (x) $100 million and (y) the aggregate of (a) $50 million from our private placement with Khosla, KV III and VNK, (b) $15 million from our private placement with Gates and (c) the value of such Equity Financing Transactions.

A portion of the $400 million that we raise will be used to fund the construction of our planned second initial scale commercial production facility, the commencement of which is subject to our ability to raise such additional capital. The lack of any committed sources of financing other than those discussed above raises substantial doubt about our ability to continue as a going concern.

We plan to construct a second initial-scale commercial facility adjacent to our current initial-scale commercial facility in Columbus, Mississippi, which would have a nameplate capacity of 500 bone dry tons, or BDT, per day. We believe that a second initial scale commercial facility in Columbus will allow us to:

●	accelerate our ability to achieve overall positive cash from operations and reduce the need for capital from external sources and the risk attendant to financing,

●	reduce design, engineering and construction costs due to our ability to leverage our experience from the construction of the current Columbus facility,

●	incorporate the most recent improvements to our technology into both the existing facility and the planned facility in Columbus,

●	achieve operational synergies as a result of shared personnel, infrastructure and operational knowledge with the existing Columbus facility, and

●	leverage existing feedstock relationships while introducing other types of lower cost feedstocks such as hardwood, energy crops, and waste products such as railroad ties.

We currently estimate on a preliminary basis that the total cost of this second initial-scale commercial facility in Columbus, Mississippi would be approximately $216 million to $232 million, based upon expected design and engineering savings combined with our recent experience of designing, engineering and constructing the current Columbus facility for approximately $213 million. We estimate on a preliminary basis that the combined Columbus facilities will be able to produce cellulosic gasoline and diesel at a per-unit, unsubsidized cost between $2.60 and $2.80 per gallon at our current proven yields at our research and development facilities of 72 gallons per BDT, excluding costs of financing and facility depreciation, which would decrease to between $2.15 and $2.35 per gallon if we are able to achieve our yield target of 92 gallons per BDT.

Our estimate for the total cost of our second initial-scale commercial production facility is preliminary in nature and subject to change as new events or circumstances develop. Our estimated cost could increase or decrease based on a variety of factors, including scope changes which may impact the equipment required for the facility, the results of front-end engineering and design and value engineering, and site-specific requirements such as the availability of utilities and site preparation. Furthermore, we do not own the land necessary to build our second initial-scale commercial facility and would need to obtain permits and other authorizations required in connection with the facility. These factors could also increase or decrease our estimated cost. Our plan is to seek additional financing to construct a second initial-scale commercial facility, and commence and/or continue value engineering for the second initial-scale commercial facility, all of which we believe would allow us to start construction on the facility during the first quarter of 2014.

We expect any financing for this second facility may be contingent upon, among other things, successful fuel production at our existing Columbus facility, entering into satisfactory feedstock supply and offtake agreements for the second facility, receipt of necessary governmental and regulatory approvals and permits, there being no material adverse effect on us or our industry (including relevant commodity markets) and general market conditions. Longer term, we also anticipate material liquidity needs for the construction of additional commercial scale production facilities.

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

Our ability to obtain additional external debt financing will be limited by the amount and terms of our existing borrowing arrangements and the fact that all of our assets have been pledged as collateral for these existing arrangements. In addition, a failure to comply with the covenants under our existing debt instruments could result in an event of default. Furthermore, there are cross-default provisions in certain of our existing debt instruments such that an event of default under one agreement or instrument could result in an event of default under another. If an event of default resulted in the acceleration of all of our payment obligations under our debt instruments as of October 31, 2013, we would be required to pay our lenders an aggregate of $275.4 million. In the event of an acceleration of amounts due under our debt instruments as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interests in the collateral securing such indebtedness. Our failure to obtain additional external financing to fund our cash requirements would further cause noncompliance with our existing debt covenants which would have a material adverse effect on our business, prospects and financial condition.

The October 2013 Note Purchase Agreement and the Stock Purchase Agreement further require us to file a registration statement, which we refer to as the Registration Statement, covering the resale of Class A common stock issuable under such agreements, which we refer to as the Registrable Securities.

In the event (i) that the Registration Statement has not been declared effective by the securities and exchange commission, or the SEC, on or before 180 days from the date of the applicable registration rights agreement (the “Registration Deadline”) or (ii) after a Registration Statement has been declared effective by the SEC, sales of any of the Registrable Securities covered by such Registration Statement cannot be made pursuant to such Registration Statement because such Registration Statement has been suspended (by reason of a stop order or our failure to update the Registration Statement or otherwise), except as a result of a suspension permitted under the applicable registration rights agreement, or if such Registration Statement is no longer effective, then, in addition to any equitable remedies that may be available to the holder of such Registrable Securities under applicable law, we have agreed to pay such holder liquidated damages. The liquidated damages will be in an amount equal to 1.5% of the aggregate purchase price paid by the holder pursuant to the October 2013 Note Purchase Agreement or the Stock Purchase Agreement, as applicable, for the securities with respect to which any unregistered Registrable Securities are then held by such holder for each consecutive or non-consecutive 30 day period after the Registration Deadline and prior to the date the Registration Statement is declared effective by the SEC, or during which sales of any Registrable Securities covered by a Registration Statement cannot be made pursuant to any such Registration Statement after the Registration Statement has been declared effective. We must pay such liquidated damages in cash within 5 trading days after the end of each 30 day period giving rise to such obligation. Notwithstanding the foregoing, in no event are we obligated to make payments (a) in respect of the same Registrable Securities for the same period of time or (b) in an aggregate amount that exceeds 10% of the aggregate price paid by the holder for such securities.

In addition, under our Loan and Security Agreement, we are required to file a registration statement covering the resale of warrants issued under the Loan and Security Agreement and the shares of the Company’s Class A common stock issuable upon exercise of such warrants.

The Subsequent PIK Warrants, the Subsequent Drawdown Warrants and the ATM Warrants we issued in connection with our Loan and Security Agreement, as described below, provide that if a registration statement is not declared effective on or prior to August 15, 2013, which we refer to as the LSA Registration Deadline, or if the registration statement has been declared effective but has been suspended, we will pay to the warrantholder liquidated damages. The liquidated damages payable is an amount equal to the product of (i) the aggregate exercise price of the warrant and the warrant shares then held by the warrantholder, which are not able to be sold pursuant to a registration statement for the reasons previously described, which we refer to as the Aggregate Share Price, multiplied by (ii) one and one-half hundredths (.015), for each 30 day period, (A) after the LSA Registration Deadline and prior to the date the registration statement is declared effective by the SEC, and (B) during which sales of any warrants or warrant shares covered by a registration statement cannot be made pursuant to any such registration statement after the registration statement has been declared effective, subject to limited exceptions. The liquidated damages are payable in cash within 5 trading days after the end of each 30 day period that gives rise to the payment obligation, but are limited to 25% of the Aggregate Share Price paid by (or to be paid by) a warrantholder for its warrant shares. This requirement was waived until April 21, 2014 in connection with Amendment No. 2 to our Loan and Security Agreement on October 21, 2013.

We did not begin to produce or generate any revenue from sales of our cellulosic fuel at our initial-scale commercial production facility until March 2013 and have only generated limited revenue to date. We expect our revenues from our initial-scale commercial production facility to be limited until we reach steady-state operations and we do not expect to have positive cash from operations at least until our next commercial facility has been constructed and is operational, which we do not expect to occur until the second half of 2015 at the earliest. Even if we reach steady-state operations at our initial-scale commercial production facility, our offtake agreement with FedEx Corporate Services, Inc. is subject to the satisfaction of various conditions, such as the agreement upon final logistics for the delivery of our cellulosic fuel. We have not satisfied all of these conditions, and some of the conditions are in the control of the counterparty, before the counterparty is obligated to purchase our cellulosic fuel and make payments to us under that offtake agreement.

Long-Term Debt

Long-term debt at September 30, 2013 consisted of the following:

	September 30, 2013	December 31, 2012
	(Amounts in thousands)
Long-Term Debt:
Equipment loans	$947	$1,989
Mississippi Development Authority Loan	71,250	73,125
Alberta Lenders/Khosla Term Loan	151,971	88,013
Less: unamortized debt discounts	(43,799)	(37,125)

Long-term debt, net of discount	180,369	126,002
Less: current portion	(4,697)	(5,124)
Long-term debt, less current portion, net of discount	$175,672	$120,878

Senior Secured Convertible Promissory Note Purchase Agreement

On October 18, 2013, we entered into the October 2013 Note Purchase Agreement with the Purchasers. The October 2013 Note Purchase Agreement was amended on October 20, 2013 and the October 2013 Note Purchase Agreement, as amended, is described below.

The October 2013 Note Purchase Agreement contemplates two tranches of financing. The first tranche consisted of the issuance of $42.5 million of the Notes in exchange for a like amount of cash and approximately $53.2 million of Notes in exchange for a like amount of existing indebtedness outstanding under our existing Loan and Security Agreement, which we refer to as the Loan and Security Agreement, by and among us and the Lenders named therein, dated as of January 26, 2012, as amended on March 17, 2013 and October 21, 2013. The second tranche consists of the sale of up to $7.5 million of shares of our Class A Common Stock and the sale of shares of our Class A Common Stock in exchange for a like amount of existing indebtedness equal to $25 million in principal amount, plus accrued interest and applicable fees outstanding under the Loan and Security Agreement prior to March 17, 2013. We collectively refer to the shares of our Class A Common Stock issuable as a part of (i) the conversion of Notes in the first tranche, (ii) the second tranche and (iii) a part of the Purchaser’s option or our put option, as described below, as the “NPA Shares.”

In the first tranche, which closed on October 21, 2013, KV III and VNK purchased Notes in an aggregate amount of $42.5 million, resulting in gross proceeds of $42.5 million and Khosla purchased Notes in an aggregate amount of approximately $53.2 million pursuant to the conversion of outstanding indebtedness owed to Khosla for loans received from Khosla from and after March 17, 2013 under the Company’s Loan and Security Agreement.

The Notes bear no interest and are convertible into shares of Class A Common Stock at a conversion price of $2.897 per share (such price, as it may be adjusted from time to time as set forth below, we refer to as the Conversion Price), which represents a 25% premium over the average daily volume weighted average price of our Class A Common Stock for the 20 trading days ending on October 17, 2013. The Conversion Price may be decreased in the event of certain subsequent equity issuances, each of which we refer to as a Dilutive Issuance by us below the Conversion Price of the Notes between the date of the first tranche closing and the earlier of (i) October 21, 2014 and (ii) the conversion of the Notes. In addition, if on or before the one year anniversary of the first tranche closing, we consummate a Financing Event (as defined below), the Notes will automatically convert in shares of our Class A Common Stock on the earliest of the following events: (i) if the average closing price of the Class A Common Stock exceeds 150% of the Conversion Price in any 30 day period or (ii) if the one year anniversary of the closing of the first tranche occurs. If we consummate a Financing Event after the one year anniversary of the first tranche closing, the Notes will automatically convert simultaneous with the closing of the Financing Event. Upon the occurrence of any of the foregoing events, the principal amount of the Notes (which, for clarification, will include any interest previously paid in kind) will automatically be converted into shares of the Company’s Class A Common Stock at the then effective Conversion Price.

The second tranche will occur subsequent to the receipt by us of aggregate net cash proceeds of at least $400 million from one or more offerings, private placements or other financing transactions comprised of the issuance of Notes and NPA Shares under the October 2013 Note Purchase Agreement, a pre-approved high yield debt financing and/or the sale of Class A Common Stock, which we refer to as the Project Financing Amount. The closing of the second tranche is subject to other standard conditions. In the second tranche, KV III and VNK will purchase NPA Shares in an aggregate amount of up to $7.5 million and Khosla will purchase NPA Shares pursuant to the conversion of the amount of the indebtedness (equal to $25 million in principal amount, plus accrued interest and applicable fees) owed to Khosla under the Loan and Security Agreement for loans received from Khosla prior to March 17, 2013 under such agreement. NPA Shares will be purchased for a price equal to the Conversion Price.

In addition, we have a put option that we can exercise in the event we raise the Project Financing Amount, we refer to such event as the Financing Event. At any point beginning 365 days following the consummation of the Financing Event until the two year anniversary of the consummation of the Financing Event, or the Two Year Date, we may, at our sole election, sell shares to Khosla in an aggregate amount of up to $35 million. Such shares will be purchased for a price equal to the Conversion Price. The put option is subject to adjustment, as set forth below, although in no event will the put option be for more than $35 million in NPA Shares. The closing of the put option is subject to standard conditions.

In the event we consummate sales of additional Notes (or substantially similar indebtedness) or our equity securities resulting in aggregate proceeds to us of $100 million or more before the put option is exercised, the put option will terminate. If we consummate sales of additional Notes (or substantially similar indebtedness) or our equity securities resulting in aggregate proceeds to us of less than $100 million before the put option is exercised, Khosla will purchase a number of shares equal to the difference, which we refer to as the New Commitment, between $100 million and the funds actually raised, which we refer to as the Raised Amount, which Raised Amount shall include the aggregate value of the Notes and NPA Shares (other than the Notes and NPA Shares purchased by Khosla) and the Gates Shares. The New Commitment will be in lieu of the commitment to purchase $35.0 million of NPA Shares as a part of the put option as described above.

In addition, Khosla, or its assignee, has an option it can exercise prior to the earlier of (i) the Two Year Date and (ii) February 1, 2020 to purchase the NPA Shares it would otherwise purchase in the second tranche or as a part of the put option so long as the Purchaser beneficially owns at least 20% of the shares of Class A Common Stock issued or issuable upon conversion of the Notes purchased by such Purchaser.

In connection with the October 2013 Note Purchase Agreement, we must also comply with certain affirmative covenants, such as furnishing financial statements to the Purchasers, and negative covenants, including a limitation on (i) repurchases or redemptions of our stock, subject to certain exceptions, (ii) the incurrence of capital expenditures in excess of $50 million prior to receipt by us of the Project Financing Amount and (iii) the incurrence of debt and the making of investments other than those permitted by the October 2013 Note Purchase Agreement. Furthermore, the Purchasers have a right of first offer for the offer or sale by us of any new securities, provided that such Purchaser beneficially owns 10% or more of the NPA Shares issued to the Purchaser under the October 2013 Note Purchase Agreement at the time of such offer or sale.

Our obligation under the October 2013 Note Purchase Agreement may be accelerated upon the occurrence of an event of default under the October 2013 Note Purchase Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments and cross-defaults.

The shares of Class A Common Stock issuable upon conversion of the Notes cannot be transferred for 6 months following the closing of the first tranche, subject to exceptions for transfers to permitted transferees specified in the October 2013 Note Purchase Agreement. Any permitted transferees must agree to be bound by the terms and conditions of the October 2013 Note Purchase Agreement, including with respect to the limitations on transfer of the securities such permitted transferee receives. The Notes cannot be transferred except in the event of a change in control or to a permitted transferee.

Gates Stock Purchase Agreement

On October 18, 2013, we entered into the Stock Purchase Agreement with Gates to purchase the Gates Shares.

The Stock Purchase Agreement contemplates the purchase of Gates Shares from us in two tranches. In the first tranche, which closed on October 21, 2013, Gates purchased Gates Shares worth $7.5 million at a price per share equal to $2.3176, which is the average daily volume weighted average price of our Class A Common Stock for the 20 trading days ending on October 17, 2013.

The second tranche will close if, during the period beginning on October 18, 2013 and ending on July 1, 2014, we receive the Project Financing Amount (which amount will include binding commitments to invest sums in the future, provided that (i) such commitments are not subject to any conditions in the control of the committing party and (ii) such commitments are not in excess of $35 million). In the second tranche, Gates will purchase $7.5 million worth of Gates Shares at a price per share equal to 75% of the 20 day volume weighted average price of the Class A Common Stock as calculated beginning on the 10th trading day before (and including) the date of the consummation of the Financing Event (or, if earlier, the date of announcement of the Financing Event) and ending on the 10th trading day following the consummation of the Financing Event (or, if earlier, the date of announcement of the Financing Event). The closing of the second tranche is subject to standard conditions.

In addition, Gates has an option it can exercise prior to the earlier of (i) the second tranche closing date and (ii) July 1, 2014 to purchase the Gates Shares it would otherwise purchase in the second tranche at a price per share equal to 75% of the 20 day volume weighted average price of the Class A Common Stock immediately prior to the date Gates provides notice of exercise of the option so long as Gates beneficially owns at least 20% of the shares of Class A Common Stock purchased in the first tranche closing.

Notwithstanding the foregoing, the price per share in the second tranche closing or the option closing, as applicable, will not exceed the Conversion Price applicable to the Notes described above as in effect at the time of the second tranche closing or the option closing of the Gates Shares.

In connection with the Stock Purchase Agreement, we must also comply with certain covenants, such as furnishing financial statements to Gates. Furthermore, Gates has a right of first offer for the offer or sale by us of any new securities, provided that Gates beneficially owns 10% or more of the sum of (i) the Gates Shares purchased in the first tranche closing and (ii) the Gates Shares to be purchased in the second tranche closing at the time of such offer or sale.

The Gates Shares cannot be transferred, subject to exceptions for transfers to permitted transferees specified in the Stock Purchase Agreement, until the earlier of (i) six months following the closing of the first tranche and (ii) any date on which any of KV III, Khosla, VNK or any of their respective Affiliates sells, transfers, assigns or hypothecates any equity or debt securities of ours to any non-Affiliate. Any permitted transferees must agree to be bound by the terms and conditions of the Stock Purchase Agreement, including with respect to the limitations on transfer of the securities such permitted transferee receives.

Registration Rights Agreements

The NPA Shares issued pursuant to the October 2013 Note Purchase Agreement and the Gates Shares issued pursuant to the Stock Purchase Agreement are also subject to Registration Rights Agreements that require us to file a registration statement with the SEC for resale of such NPA Shares and Gates Shares, as applicable, as soon as practicable and in any event no later than April 21, 2014. The Registration Rights Agreements also provide holders of NPA Shares and Gates Shares certain demand and piggyback registration rights under specified circumstances. Failure to file a Registration Statement by April 21, 2014 may require us to pay to the holders of NPA Shares and Gates Shares liquidated damages, as described above.

Alberta Lenders/Khosla Term Loan

Overview of the Loan and Security Agreement

On January 26, 2012, we entered into a Loan and Security Agreement with 1538731 Alberta Ltd. as agent and lender, and 1538716 Alberta Ltd., as lender, which we refer to collectively as the Alberta Lenders, and Khosla, who we refer to, collectively with the Alberta Lenders, as the Lenders. Pursuant to the Loan and Security Agreement, the Alberta Lenders made a term loan to us in the principal amount of $50 million and Khosla made a term loan to us in the principal amount $25 million, for a total of $75 million in principal amount, which we refer to as the Loan Advance and which may be converted as described below. At closing, we paid the Lenders a facility charge of $750,000.

In March 2013, we entered into Amendment No. 1 to our Loan and Security Agreement which, among other things, (i) increased the amount available under the facility by $50 million, which we may borrow from Khosla, based on our capital needs, before March 31, 2014, subject to the terms of the Loan and Security Agreement, (ii) replaced the requirement to make installment payments of principal with a single balloon payment at maturity, (iii) allowed us to elect payment of paid-in-kind interest throughout the term of the loan, (iv) modified certain financial and negative covenants, including a covenant that required us to complete an equity offering meeting certain conditions on or before March 31, 2013, (v) required us to raise additional capital in the amount of $175 million on or before March 31, 2014 unless we show that we have three months cash on hand on such date, (vi) increased by $25 million the limit on the amount of capital expenditures we can make on our next commercial production facility prior to raising additional funds and (vii) provided for the conversion, subject to the satisfaction of certain conditions, of (A) the secured obligations and certain other amounts in connection therewith owed to certain of the Lenders into the debt that may be issued in connection with our financing of our standard scale commercial production facility and (B ) the secured obligations and certain other amounts in connection therewith owed to certain of the Lenders into equity securities that may be issued in connection with our financing of our standard scale commercial production facility.

In connection with the amendment described above, we agreed to pay the Alberta Lenders $100,000 for costs and expenses and agreed to issue certain warrants as described below.

In October 2013, we entered into Amendment No. 2 to the Loan and Security Agreement to modify the terms pursuant to which the obligations under the Loan and Security Agreement will convert to high yield debt and equity, as applicable, to require the conversion upon a project financing event of $400 million, including the issuance of equity and high yield debt on certain terms and conditions.

We refer to the agreement, as amended, as the Loan and Security Agreement.

As of August 2013, we had borrowed all amounts available under the Loan and Security Agreement.

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

We also agreed to pay the Lenders an end of term charge equal to 9% of the aggregate amount of all advances made plus all interest paid-in-kind (instead of cash interest) upon the earlier to occur of the maturity of the Loan Advance, prepayment in full of the Loan Advance, or when the Loan Advance becomes due and payable upon acceleration. We are amortizing the end of charge term to interest expense and increasing the liability for the end of term charge over the life of the loan. We had amortized approximately $4.9 million as of September 30, 2013, which is included in the principal balance of the loan.

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

In partial consideration for the amendment to our Loan and Security Agreement in March 2013, we issued the Lenders warrants to purchase an aggregate of 619,867 shares of our Class A common stock for an exercise price per share of $5.71, which we refer to as an ATM Warrant. In addition, on the first day of each subsequent 12 month period, we have agreed to grant to the Lenders additional shares under their respective ATM Warrants equal to (i) 3.75% of the average principal balance of the Loan Advance as of the last calendar day of each of the 12 months for such 12 month period payable to such Lender as of the last calendar day of each 12 month period, divided by (ii) 100% of the volume-weighted average closing market price per share of our Class A Common Stock over the 20 consecutive trading days ending on, but excluding, the day of grant, which we refer to as the Average Market Price. The ATM Warrants expire on August 3, 2020. As we borrowed additional amounts under the Loan and Security Agreement and the principal balance increased, we issued additional shares under our ATM Warrants. In connection with the additional $50 million borrowed from Khosla, we issued to Khosla an ATM Warrant to purchase 480,123 shares of our Class A Common Stock at exercise prices ranging from $3.10 per share to $5.06 per share. The ATM Warrants issued to Khosla will not be exercisable until the ATM Warrant issuances have been approved by our stockholders. Khosla Ventures controls a majority of the voting power of our outstanding common stock and would therefore also control any such approval vote.

In connection with each subsequent Loan Advance from Khosla, we issued Khosla warrants, each of which we refer to as a Subsequent Drawdown Warrant, to purchase shares of our Class A common stock. The number of shares of our Class A common stock underlying the Subsequent Drawdown Warrant (assuming no net issuance) is an amount equal to 18% of the amount of the subsequent Loan Advances from Khosla divided by the Average Market Price. The Subsequent Drawdown Warrants expire on August 3, 2020. In connection with the additional $50 million borrowed from Khosla, we issued to Khosla a Subsequent Drawdown Warrant to purchase 2,139,997 shares of our Class A Common Stock at exercise prices ranging from $3.10 per share to $5.06 per share. The Subsequent Drawdown Warrants issued to Khosla will not be exercisable until the Subsequent Drawdown Warrant issuances have been approved by our stockholders.

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

The Initial PIK Warrants were issued as partial consideration for the Lenders’ entry into the Loan and Security Agreement and will expire August 3, 2020. We elected payment of paid-in-kind interest at the first of each month from March 2012 through February 2013, which required us to issue warrants to purchase an aggregate of 334,862 shares of our Class A common stock at exercise prices ranging from $11.62 to $13.15 per share to the Lenders through February 2013.

The number of shares of our Class A common stock underlying the Subsequent PIK Warrants (assuming no net issuance) is an amount equal to 18% of the amount of interest paid-in-kind payable over the following 12 months divided by the Average Market Price. The Subsequent PIK Warrants expire on August 3, 2020. We have elected to pay-in-kind interest over the 12 months following April 1, 2013. As such, in connection with closing Amendment No. 1, we issued the Lenders Subsequent PIK Warrants to purchase an aggregate of 478,626 shares of our Class A common stock for an exercise price per share of $5.71. In connection with the additional $50 million borrowed from Khosla, we issued to Khosla a Subsequent PIK Warrant to purchase 377,238 shares of our Class A Common Stock at exercise prices ranging from $3.10 per share to $5.06 per share. The Subsequent PIK Warrants issued to Khosla will not be exercisable until the Subsequent PIK Warrant issuances have been approved by our stockholders. The paid-in-kind interest increased the Loan Advance balance by $22.1 million from inception of the loan to September 30, 2013.

The number of shares for which each PIK Warrant, Subsequent Drawdown Warrant and ATM Warrant is exercisable and the associated exercise price is subject to certain anti-dilution adjustments. Each PIK Warrant, Subsequent Drawdown Warrant and ATM Warrant may be exercised by payment of the exercise price in cash or on a net issuance basis. The Initial Warrants, the PIK Warrants, the Subsequent Drawdown Warrants and the ATM Warrants obligate us to file a registration statement on Form S-3 covering the resale of such warrants and the shares of our Class A common stock issuable upon exercise of such warrants. Subsequent PIK Warrants, Subsequent Drawdown Warrants and ATM Warrants issued by us in connection with Amendment No. 1 require us to register the resale of such warrants and the shares underlying such warrants on a registration statement on Form S-3 by April 21, 2014.

The Subsequent PIK Warrants, the Subsequent Drawdown Warrants and the ATM Warrants provide that if a registration statement is not declared effective on or prior to April 21, 2014, which we refer to as the Registration Deadline, or if the registration statement has been declared effective but has been suspended, we will pay to the warrantholder liquidated damages. The liquidated damages payable is an amount equal to the product of (i) the aggregate exercise price of the warrant and the warrant shares then held by the warrantholder, which are not able to be sold pursuant to a registration statement for the reasons previously described, which we refer to as the Aggregate Share Price, multiplied by (ii) one and one-half hundredths (.015), for each thirty (30) day period, (A) after the Registration Deadline and prior to the date the registration statement is declared effective by the SEC, and (B) during which sales of any warrants or warrant shares covered by a registration statement cannot be made pursuant to any such registration statement after the registration statement has been declared effective, subject to limited exceptions. The liquidated damages are payable in cash within five (5) trading days after the end of each thirty (30) day period that gives rise to the payment obligation, but are limited to 25% of the Aggregate Share Price paid by (or to be paid by) a warrantholder for its warrant shares.

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

Vinod Khosla is the Trustee of KFT Trust and certain shares of our Class A common stock are held by entities affiliated with Mr. Khosla. Therefore, Mr. Khosla may be deemed to have indirect beneficial ownership of such shares. As such, both of the amendments to our Loan and Security Agreement were reviewed and approved in advance by our audit committee, which is comprised solely of independent directors, in accordance with our policies and procedures for related person transactions. In addition, Samir Kaul, a director of the Company, is a member of some affiliated entities that are our stockholders.

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

In, 2011, we received all $75.0 million under the MDA Loan to reimburse us for expenses incurred on the construction of our initial-scale commercial production facility located in Columbus, Mississippi. As of September 30, 2013, borrowings of approximately $71.3 million under the MDA Loan were outstanding.

The non-interest bearing component of the MDA Loan was estimated to be approximately $32.2 million which is recorded as a discount on the MDA Loan and a reduction of the capitalized cost of the related assets for which we were reimbursed in the same amount. The loan discount is recognized as interest expense, subject to interest capitalization during the construction phase, using the effective interest method. As of September 30, 2013, $5.2 million of the loan discount had been recognized as interest expense and subsequently capitalized to the extent allowed.

Equipment Loans

In March 2013, the Company paid off the outstanding balance under Equipment Loan #1 with Silicon Valley Bank and on October 21, 2013, paid off the outstanding balance under Equipment Loan #2 with Lighthouse Capital Partners VI, L.P.

Cash Flows

	Nine Months Ended September 30,
	2013	2012
	(Amounts in thousands)

Net cash used in operating activities	$(74,687)	$(53,957)
Net cash used in investing activities	$(10,922)	$(70,631)
Net cash provided by financing activities	$49,070	$67,250

Operating activities. Net cash used in operating activities for the nine months ended September 30, 2013 was $74.7 million compared to $54.0 million for the same period in 2012. Net cash used in operating activities for the nine months ended September 30, 2013 reflects a net loss of $112.9 million and a negative $0.7 million net change in our operating assets and liabilities partially offset by non-cash charges of $38.9 million. The non-cash charges primarily consisted of $10.7 million in stock based compensation, $10.8 million in interest expense, $9.6 million for amortization of debt discounts and prepaid insurance, and $7.8 million in depreciation and amortization. The net cash used in operating activities for the nine months ended September 30, 2012 reflects a net loss of $66.7 million partially offset by non-cash charges of $11.8 million and a $1.0 million net change in our operating assets and liabilities. The non-cash charge primarily consisted of $9.4 million of stock compensation expense and $2.2 million in depreciation and amortization expense.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2013 was $10.9 million compared to $70.6 million for the same period in 2012. The cash used in investing activities during the nine months ended September 30, 2013 is primarily related to design costs for our planned commercial production facility in Natchez, Mississippi, most of which we incurred prior to our decision to first construct a second initial-scale commercial production facility in Columbus, Mississippi. The cash used in investing activities during the nine months ended September 30, 2012 is primarily related to the construction of our initial-scale commercial production facility in Columbus, Mississippi, which we mechanically completed in April 2012, we finished commissioning in September 2012, and is currently in the process of being brought to “steady state” operations. Subject to our ability to obtain additional financing, we expect our capital expenditures to increase once we start construction of our second initial-scale commercial production facility, which we are expecting to begin in the first quarter of 2014.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2013 was $49.1 million compared to $67.3 million for the same period in 2012. The net cash provided by financing activities for the nine months ended September 30, 2013 was attributable to $50 million borrowed from Khosla under the Amended Security and Loan Agreement, $1.5 million of financed insurance premium and $520,000 received from option exercises partially offset by $2.9 million of payments on our MDA loan and equipment loans. Net cash provided by financing activities for the nine months ended September 30, 2012 was attributable to net cash receipt of approximately $73.4 million under our Loan and Security Agreement that we closed in January 2012 and $1.2 million from stock option exercises. The increase was partially offset by us using cash to pay-off the Business Loan in January 2012 in the amount of approximately $6.4 million and $1.0 million of payments on our equipment loans.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of September 30, 2013, our investment portfolio consisted primarily of money market funds. Due to the short-term nature of our investment portfolio, our exposure to interest rate risk is minimal.

ITEM 4. Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1. Legal Proceedings

On August 20, 2013, Michael Berry, a purported purchaser of our common stock, filed a complaint in the United States District Court for the Southern District of Texas against us, our President and Chief Executive Officer and our Chief Financial Officer, captioned Berry v. KiOR, Inc., Fred Cannon, and John Karnes. The plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act. The plaintiff seeks to represent a class of purchasers of our securities from August 14, 2012 to August 7, 2013, and alleges that during this period the market price of our common stock was artificially inflated by allegedly false or misleading statements principally concerning the timing of projected biofuel production levels at our Columbus, Mississippi facility. On October 21, 2013, two other purported purchasers of our common stock, Sharon Kegerreis and Dave Carlton, filed motions to be appointed as lead plaintiffs in connection with this putative class action and to have their attorneys approved as lead counsel. Mr. Berry did not file a motion to be appointed as lead plaintiff. The court has scheduled an initial conference for November 25, 2013.

We deny any allegations of wrongdoing and intend to vigorously defend against this lawsuit. However, there is no assurance we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

ITEM 1A. Risk Factors

Except as described below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by the risk factors in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

We need substantial additional capital in order to meet our ongoing operating and other costs, expand our business, and meet our debt service obligations.

We must raise capital in one or more external equity and/or debt financings to fund the cash requirements of our ongoing operations. Our failure to timely obtain additional financing could require us to suspend some or all of our operations, would require us to delay and scale back our business plan, including our research and development programs and construction of our next commercial production facility, and would require us to reduce our headcount, overhead and other operating costs, each of which would have a material adverse effect on our business, prospects and financial condition. Further, failure to obtain additional external financing to fund construction of our next production facility would require us to delay, scale back or eliminate our construction plans for that facility and other future facilities, which would harm our business and prospects. Other than the commitment to purchase up to an additional $7.5 million of Class A Common Stock by KV III and VNK, as defined below, the commitment by Gates to purchase an additional $7.5 million of Class A Common Stock and our put option with Khosla that we can exercise to sell shares worth up to $35 million to Khosla, we have no committed sources of financing. All of the aforementioned commitments are contingent upon, among other things, our raising $400 million from one or more offerings, private placements or other financing transactions. The lack of any additional committed sources of financing raises substantial doubt about our ability to continue as a going concern.

We require substantial additional capital to meet our ongoing overhead and other operating costs, grow our business, particularly as we continue to design, engineer and construct our commercial scale production facilities, meet our debt service obligations and pay other costs, including payments due at maturity of our borrowings. The extent of our need for additional capital will depend on many factors, including the amounts necessary to bring the Columbus, Mississippi production facility to steady-state operations; the funds necessary to cover the front-end capital expenditures for and the construction of our planned second initial-scale commercial scale production facility; the funds necessary to meet any related equity contribution requirements or debt service obligations; whether we succeed in producing cellulosic gasoline and diesel at commercial scale and the timing thereof; our ability to control costs; the progress and scope of our research and development projects; the effect of any acquisitions of other businesses or technologies that we may make in the future; and the filing, prosecution and enforcement of patent claims.

As of October 31, 2013, we had aggregate indebtedness of $275.4 million. In December 2012, we began making semi-annual payments of $1.9 million under our MDA loan which we must continue to make until maturity. In addition, we must make specified investments within Mississippi by December 31, 2015, including an aggregate $500.0 million investment in property, plant and equipment located in Mississippi and expenditures for wages and direct local purchases in Mississippi totaling $85.0 million. Failure to do so constitutes a default under our MDA loan, which, in turn, can result in cross defaults under our other loan facilities.

In order to proceed with our next commercial scale production facility, we will need to obtain additional financing. Future financings that involve the issuance of equity securities would cause our existing stockholders to suffer dilution. In addition, debt financing sources may be unavailable to us on acceptable terms or at all, may be expensive and any debt financing may subject us to restrictive covenants that limit our ability to conduct our business or otherwise be on unfavorable terms. Also, all or substantially all of our assets are pledged as security for borrowings under the Loan and Security Agreement, October 2013 Note Purchase Agreement and our MDA loan.

The pledge of all or substantially all of our assets for borrowings under the Loan and Security Agreement, October 2013 Note Purchase Agreement and our MDA loan may make it difficult to raise additional debt financing. We may be unable to raise timely sufficient additional funds on acceptable terms, or at all. If we are unable to raise sufficient funds, our ability to comply with debt covenants or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or grant licenses on terms that are unfavorable to us. If adequate funds are unavailable, we will be unable to execute successfully our business plan or to continue our business. In addition, we have significant indebtedness that is secured by all of our assets. In the event of a default on our debt, our lenders could foreclose on our assets. If that were to occur, our operations would be severely jeopardized, if not entirely curtailed.

We have a history of net losses, and we expect significant increases in our costs and expenses to result in continuing losses as we seek to commercialize our cellulosic gasoline and diesel.

We have incurred substantial net losses since our inception, including net losses of $112.9 million, $96.4 million, $64.1 million and $45.9 million for the nine months ended September 30, 2013 and the years ended December 31, 2012, 2011 and 2010, respectively. We have not yet commercialized successfully our cellulosic gasoline and diesel and we have generated only limited revenue from our Columbus facility to date. We did not begin to produce or generate any revenue from sales of our cellulosic fuel at our initial-scale commercial production facility until March 2013 and have only generated limited revenue to date. We expect that sales revenue in the fourth quarter of 2013 from our Columbus facility also will be limited and, we expect to continue to incur substantial net losses until at least 2015. We do not expect to have positive cash flows at least until our next commercial production facility has been constructed and is operational, which we do not expect to occur until the second half of 2015 at the earliest. As of September 30, 2013, we had an accumulated deficit of $339.7 million. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including costs to bring our initial-scale commercial production facility to steady-state operations, research and development expenses, continued testing and development at our pilot and demonstration units and engineering and design work and construction of our next commercial scale production facilities. We cannot assure you that we will ever achieve or sustain profitability on a quarterly or annual basis.

We have significant indebtedness which is secured by all of our assets, which may limit cash flow available to invest in the ongoing needs of our business and may negatively impact our ability to expand our business.

As of October 31, 2013, we had aggregate indebtedness of $275.4 million, of which approximately $268.3 million was principal amount of debt outstanding, approximately $4.2 million is unamortized final payment requirements, and approximately $2.9 million is prepayment penalties. This principal amount of debt outstanding consisted of:

●	$101.3 million principal amount of debt outstanding under our Loan and Security Agreement with Khosla and the Alberta Lenders;

●	$95.7 million principal amount of debt outstanding under our October 2013 Note Purchase Agreement; and

●	$71.3 million under our loan with the MDA.

Our Loan and Security Agreement and the Notes issued under our October 2013 Note Purchase Agreement are secured by all of our assets, including our intellectual property assets. Our MDA loan is secured by certain equipment, land and buildings of KiOR Columbus and is guaranteed by us in full.

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

We must raise capital in one or more external equity and/or debt financings to fund the cash requirements of our ongoing operations and to pay the amounts due under our existing debt. We may be unable to arrange for additional financing to cover these obligations. We will also need to raise additional funds to build our next commercial production facilities and subsequent facilities, continue the development of our technology and products, commercialize any products resulting from our research and development efforts and satisfy our debt service obligations. Our leverage could have significant adverse consequences, including:

●

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

●	requiring us to seek to raise additional debt to service, refinance or repay our existing debt;

●

requiring us to dedicate a substantial portion of any cash flow from operations to the payment of interest on, and principal of, our debt, which will reduce the amounts available to fund working capital, capital expenditures, product development efforts and other general corporate purposes;

●	increasing our vulnerability to general adverse economic and industry conditions;

●	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

●	placing us at a competitive disadvantage compared to our competitors that have less debt.

In addition, a failure to comply with the covenants under our existing debt instruments could result in an event of default. Furthermore, there are cross-default provisions in certain of our existing debt instruments such that an event of default under one agreement or instrument could result in an event of default under another. If an event of default resulted in the acceleration of all of our payment obligations under our debt instruments as of October 31, 2013, we would be required to pay our lenders an aggregate of $275.4 million. In the event of an acceleration of amounts due under our debt instruments as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interests in the collateral securing such indebtedness.

An offtake agreement for the sale and purchase of the cellulosic gasoline, diesel and fuel oil from our initial-scale commercial production facility is subject to the satisfaction of certain technical, commercial and production requirements that we have not yet met. If we fail to meet these requirements, our commercialization plan could be delayed or harmed.

Currently, our FedEx master ground fuel supply agreement for the sale and purchase of the cellulosic diesel to be produced at our initial-scale commercial production facility in Columbus, Mississippi is subject to the satisfaction of certain technical, commercial and production requirements that we have not yet met in full. This agreement does not affirmatively obligate our counterparty to purchase specific quantities of any products from us at this time, and this agreement contain important conditions, such the final testing of our cellulosic fuel against certain agreed-upon criteria and the agreement upon final logistics for the delivery of our cellulosic fuel. We have not satisfied all of these conditions, and some of the conditions are in the control of our counterparty, before the counterparty is obligated to purchase our cellulosic fuel and make payments to us under that offtake agreement. If we do not satisfy these contractual requirements and if we subsequently are unable to renegotiate those terms, our counterparty may terminate the agreement and our commercialization plan could be delayed or harmed if we need to find other counterparties.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2013, we issued warrants to purchase an aggregate of 497,946 shares of our Class A common stock to lenders in connection with a drawdown on our Loan and Security Agreement at an exercise price per share of $5.06 per share.

In August 2013, we issued warrants to purchase an aggregate of 812,031 shares of our Class A common stock to lenders in connection with a drawdown on our Loan and Security Agreement at an exercise price per share of $3.10 per share.

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
John H. Karnes
Chief Financial Officer (Principal Financial Officer)

Date: November 12, 2013

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.1	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of July 26, 2013 issued by the Company to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.1	July 30, 2013

10.2	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of August 27, 2013 issued by the Company to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.1	August 29, 2013

10.3	ATM Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by the Company to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.2	July 30, 2013

10.4	ATM Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by the Company to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.2	August 29, 2013

10.5	Post-First Amendment Additional Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by the Company to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.3	July 30, 2013

10.6	Post-First Amendment Additional Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by the Company to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.3	August 29, 2013

10.7	Investment Commitment Letter from Khosla Ventures, dated September 25, 2013	8-K	001-35213	99.1	September 26, 2013

10.8	Investment Commitment Letter from Vinod Khosla, dated September 25, 2013	8-K	001-35213	99.2	September 26, 2013

10.9	Senior Secured Convertible Promissory Note Purchase Agreement, dated October 18, 2013.	8-K	001-35213	99.1	October 21, 2013

10.10	Amendment No. 1 to Senior Secured Convertible Promissory Note Purchase Agreement, dated October 20, 2013	8-K	001-35213	99.1B	October 21, 2013

10.11	Form of Senior Secured Convertible Promissory Note	8-K	001-35213	99.2	October 21, 2013

10.12	Form of Registration Rights Agreement in connection with the Note Purchase Agreement	8-K	001-35213	99.3	October 21, 2013

10.13	Class A Common Stock Purchase Agreement dated October 18, 2013 issued by the Company to Gates Ventures, LLC	8-K	001-35213	99.4	October 21, 2013

10.14	Form of Registration Rights Agreement in connection with the Stock Purchase Agreement	8-K	001-35213	99.5	October 21, 2013

10.15	Agreement to Subordinate dated October 20, 2013	8-K	001-35213	99.7	October 21, 2013

10.16	Amendment No. 2 to Loan and Security Agreement dated October 21, 2013	8-K	001-35213	99.1	October 21, 2013

31.1	Rule 13a-14(a)/15d-14(a) Certification of Fred Cannon (Principal Executive Officer).					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of John Karnes (Principal Financial Officer).					X

32.1	Section 1350 Certification of Fred Cannon (Principal Executive Officer) and John Karnes (Principal Financial Officer).					X

101.INS***	XBRL Instance Document.					X

101.SCH***	XBRL Taxonomy Extension Schema Document.					X

101.CAL***	XBRL Taxonomy Calculation Linkbase Document.					X

101.LAB***	XBRL Taxonomy Label Linkbase Document.					X

101.PRE***	XBRL Taxonomy Presentation Linkbase Document.					X

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.					X

***

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) Notes to Condensed Consolidated Financial Statements.