Form 10-K
period 2013-12-31
Kior Inc
filed 2014-03-17
CIK 1418862

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last reported trading price of the registrant’s common stock on the NASDAQ Global Select Market on that date, was approximately $103.4 million.

There were 59,431,241 and 51,013,901 shares of the registrant’s Class A and Class B common stock, respectively, outstanding on March 10, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2014 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year, which we refer to as the Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs.

In particular, forward-looking statements in this Annual Report include statements about:

•	our ability to obtain additional debt and/or equity financing on acceptable terms, if at all;

•	the sufficiency of our cash to meet our liquidity needs;

•	our plans to achieve additional research and development milestones while our initial-scale commercial production facility in Columbus, Mississippi, or our Columbus facility, is in idle state;

•	our ability to continue as a going concern;

•	the timing of and costs related to achieving steady-state operations at our Columbus facility;

•	our ability to continuously operate our facilities without delay or shutdowns;

•	the timing of and costs related to production and generation of revenues at our Columbus facility;

•	the timing of and costs related to optimization projects and upgrades at our Columbus facility;

•	the anticipated effects of the optimization projects and upgrades on our Columbus facility;

•	the accuracy of our estimates regarding expenses, construction costs, future revenue and capital requirements;

•

the expected production costs of our cellulosic gasoline, diesel and fuel oil, including our ability to produce cellulosic gasoline and diesel without government subsidies and on a cost-effective basis;

•	the timing of and costs related to the construction and commencement of operations at any future commercial production facility;

•	our ability to realize the benefits of government subsidies related to cellulosic gasoline, diesel and fuel oil;

•	the anticipated performance attributes of our cellulosic gasoline, diesel and fuel oil;

•	our projected yield for our fuels produced by our technology platform;

•	achievement of advances in our technology platform and process design, including improvements to our yield;

•	our ability to produce cellulosic gasoline and diesel at commercial scale;

•	our ability to obtain feedstock at commercially acceptable terms;

•	our ability to locate production facilities near low-cost, abundant and sustainable feedstock;

•	the future price and volatility of petroleum-based products and competing renewable fuels and of our current and future feedstocks;

•	government policymaking and incentives relating to renewable fuels;

•	our ability to obtain and retain potential customers for our cellulosic gasoline, diesel and fuel oil; and

•	our ability to hire and retain skilled employees.

These forward-looking statements are subject to a number of important risks, uncertainties and assumptions. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. The following important factors, among others, could cause actual results to differ materially and adversely from those contained in forward-looking statements made in this Annual Report: our ability to raise additional capital in order to fund our current operations and to continue as a going concern; our ability to achieve additional research and development milestones while our Columbus facility is in idle state; our ability to fund our optimization projects and upgrades at our Columbus facility and to expand our business; the timing for completing the optimization projects and upgrades to our Columbus facility and the success of subject projects and upgrades; our ability to increase our capacity and yield at our initial-scale or any future commercial facilities; the cost-competitiveness and market acceptance of our products; the availability of cash to invest in the ongoing needs of our business; our ability to successfully commercialize our cellulosic gasoline, diesel and fuel oil; our ability to effectively scale our proprietary technology platform and process design; the cost of constructing, operating and maintaining facilities necessary to produce our cellulosic gasoline, diesel and fuel oil in commercial volumes; the ability of our Columbus facility, which we will be bringing to an idle state, to satisfy the commercial requirements under offtake agreements relating to the sale of cellulosic gasoline, diesel and fuel oil when we restart the facility; the ability of our Columbus facility to produce fuel on time and at expected yields; changes to the existing governmental policies and initiatives relating to renewable fuels; and our ability to obtain and maintain intellectual property protection for our products and processes, as well as other risks and uncertainties described in “Risk Factors” in Item 1A of Part I and elsewhere in this Annual Report. Moreover, we operate in a competitive and rapidly changing environment in which new risks emerge from time to time. It is not possible for our management to predict all risks.

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

 PART I

ITEM 1. Business

Overview

We are a next-generation renewable fuels company, developing a commercial process to produce cellulosic gasoline and diesel from abundant, lignocellulosic biomass. While other renewable fuels are derived from soft starches, such as corn starch or cane sugar, for ethanol, or from soy and other vegetable oils for biodiesel, cellulosic fuel is derived from lignocellulose found in wood, grasses and the non-edible portions of plants. We have developed a two-step technology platform that converts non-food lignocellulose into cellulosic gasoline and diesel that can be transported using the existing fuels distribution system for use in vehicles on the road today.

We have substantial doubts about our ability to continue as a going concern. To continue as a going concern, we must secure additional capital to provide us with additional liquidity. On March 16, 2014, we received an Investment Commitment letter from Vinod Khosla, pursuant to which Mr. Khosla has committed to invest in us a cash amount of up to an aggregate of $25,000,000 in available funds (either through personal funds, using funds held by a trust or entity he controls or to another assignee), which we refer to as the Commitment. The Commitment is contemplated to be funded in a number of monthly borrowings of no more than $5,000,000 per month and will be conditioned on the achievement of certain performance milestones to be mutually agreed between Mr. Khosla and us. The Commitment will also be subject to the negotiation and execution of definitive financing documents.

Other than the Commitment, we have no other near-term sources of financing. Because the Commitment is subject to the negotiation and execution of definitive financing documents and the achievement of performance milestones, we cannot be certain as to the ultimate timing or terms of this investment. If we are unsuccessful in finalizing definitive documentation with Mr. Khosla on or before April 1, 2014, we will not have adequate liquidity to fund our operations and meet our obligations (including our debt payment obligations) and we do not expect other sources of financing to be available to us. This will likely cause us to default under our existing debt and we could be forced to seek relief under the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy may be filed against us). In addition, any new financing will require the consent of our existing debt holders and may require the restructuring of our existing debt. If we successfully achieve our performance milestones that allow us to receive the full Commitment in the near term, we expect to be able to fund our operations and meet our obligations until August 31, 2014, but will need to raise additional funds to continue our operations beyond that date.

Until recently, we have focused our efforts on research and development and the construction and operation of our initial-scale commercial production facility in Columbus, Mississippi, or our Columbus facility. We did not reach “steady state” operations at our Columbus facility nor were we able to achieve the throughput and yield targets for the facility because of structural bottlenecks, reliability and mechanical issues, and catalyst performance. In January 2014, we elected to temporarily discontinue operations at our Columbus facility in order to attempt to complete a series of optimization projects and upgrades that are intended to help achieve operational targets that we believe are attainable based on the design of the facility. While we have completed some of these projects and upgrades, we have elected to suspend further optimization work and bring the Columbus facility to a safe, idle state, which we believe will enable us to restart the facility upon the achievement of additional research and development milestones, consisting of process improvements and catalyst design, financing and completion of the optimization work. Unless and until we restart the Columbus facility, we expect to have no production or revenue from that facility.

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

We are fundamentally different from traditional oil and biofuels companies. Unlike traditional oil companies, our processes are designed to generate hydrocarbons from renewable sources rather than depleting fossil fuel reserves. At the same time, we differ from most traditional biofuels companies because our end products are fungible hydrocarbon-based gasolines and diesels that can be used as components in formulating finished gasoline and diesel fuels, rather than alcohols or fatty acid methyl esters, or FAME, such as ethanol or biodiesel. As compared to ethanol, the energy density of one gallon of our cellulosic gasoline and diesel equates to 1.5 and 1.7 gallons of ethanol equivalent, or GEEs, respectively. While we had shipments of cellulosic diesel and gasoline in 2013, we are still classified as a development stage enterprise and have experienced net losses since inception.

In April 2012, we mechanically completed our initial-scale commercial production facility in Columbus, Mississippi. During the fourth quarter of 2012, we commissioned our BFCC operation, and produced our first “on specification” cellulosic intermediate oil in limited quantities. We commissioned the Columbus plant’s hydrotreater and fractionation units, and made our first cellulosic diesel and gasoline shipments in March 2013 and June 2013, respectively. During 2013, we gradually increased production at our Columbus facility but did not reach “steady state” operation.

During the first quarter of 2014, we commenced a series of optimization projects and upgrades at our Columbus facility. The optimization projects and upgrades are targeted at improving throughput, yield and overall process efficiency and reliability. In terms of throughput, we have experienced issues with structural design bottlenecks and reliability that have limited the amount of wood that we can introduce to our BFCC system. These issues have caused the Columbus facility to run significantly below its nameplate capacity for biomass of 500 bone dry tons per day and limited our ability to produce cellulosic gasoline and diesel. We have identified and intend to implement changes to the BFCC, hydrotreater and wood yard that we believe will alleviate these issues. In terms of yield, we have identified additional enhancements that we believe will improve the overall yield of transportation fuels from each ton of biomass from the Columbus facility, which has been lower than expected due to a delay introducing our new generation of catalyst to the facility and mechanical failures impeding desired chemical reactions in the BFCC reactor. In terms of overall process efficiency and reliability, we have previously generated products with an unfavorable mix that includes higher percentages of fuel oil and off specification product. Products with higher percentages of fuel oil result in lower product and RIN (as defined below) revenue and higher overall costs. We have identified and intend to implement changes that we believe will further optimize our processes and increase reliability and on-stream percentage throughout our Columbus facility. We are also aiming to make reductions to our cost structure by, among other things, decreasing natural gas consumption by the facility. We do not expect to complete these optimization projects until we achieve additional research and development milestones and receive additional financing.

For the fourth quarter of 2013, we determined that impairment indicators existed related to the Columbus facility as a result of the Columbus facility not generating positive cash flows and us not being able to get the facility to “steady state” operations. We recorded an impairment of $185.0 million as of December 31, 2013. Estimates of future cash flows used to test the recoverability of a long-lived asset are based on the existing service potential of the asset at the date it is tested. As of December 31, 2013, the Columbus facility required optimization projects and upgrades to achieve operational targets that we believe are attainable based on the design of the facility. We plan to pursue the required financing to complete such optimization projects and upgrades to achieve operational targets of the facility, however we do not currently have the funds nor do we have any committed funds available to complete the optimization projects and upgrades to progress the Columbus facility to a cash positive asset. As the facility does not have other alternative uses in its current state, we impaired the Columbus facility and estimated the fair value to be its salvage value.

For the fourth quarter of 2013, we also recorded an impairment of $11.3 million related to the design costs of our previously planned commercial production facility in Natchez, Mississippi. Raising the capital necessary to construct our next commercial production facility is subject to our raising capital in the near term to continue our operations, our successful completion of our optimization projects and upgrades and their success in improving operations at the Columbus facility. As such, we cannot be certain that the construction of our next commercial production facility is probable.

Subject to our ability to achieve these additional research and development milestones, our ability to raise capital, our ability to successfully complete our optimization projects and upgrades and the success of these projects and upgrades in improving operations at our Columbus facility, we intend to begin construction of our next commercial production facility, which we do not expect to occur before the second half of 2015 at the earliest. We will also need to raise additional capital to continue our operations, build our next commercial production facility and subsequent facilities, continue the development of our technology and products, commercialize any products resulting from our research and development efforts, and satisfy our debt service obligations.

We were incorporated in Delaware and commenced operations in July 2007. Since our inception, we have operated as a development stage company, performing extensive research and development to enhance, refine and commercialize our biomass-to-cellulosic fuel technology platform.

Our total assets were $86.1 million, $296.0 million and $305.3 million at December 31, 2013, 2012 and 2011, respectively. Additional financial information regarding our operations and assets is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II, and Note 5 of our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Our Market

The global transportation fuels market represents a large and extensive market. We expect our cellulosic gasoline and diesel to have “drop in” compatibility with traditional hydrocarbons, unlike conventional biofuels such as FAME diesel, corn ethanol and sugarcane ethanol.

In addition to the demand for our fuels in the general transportation fuels market, market trends specific to renewable fuels also create a specific demand for our cellulosic gasoline and diesel due to its renewable nature. First, our domestic production of cellulosic gasoline and diesel supports Congressional goals expressed in the Energy Independence and Security Act of 2007, or EISA, of greater energy independence and security, and increased production of clean renewable fuels domestically. Second, we expect that there will be demand for our cellulosic gasoline and diesel due to its environmental benefits, particularly its significant reduction of direct lifecycle greenhouse gas emissions compared to the fuels they displace. Furthermore, our fuels are produced using non-food feedstocks thereby avoiding concerns over diversion of food supplies to fuel production that affect some other biofuel producers. Finally, the renewable nature of our cellulosic gasoline and diesel also allows us to benefit from certain government programs and incentives. The Renewable Fuel Standard program, or RFS2, as updated by EISA, requires the use of various categories of renewable biofuels. Renewable Identification Numbers, or RINs, are assigned to each gallon of renewable fuel. The number of RINs per gallon is defined by the fuel’s Equivalence Value, or EV, a value that compares the fuel’s energy content relative to corn ethanol.

Under RFS2, a renewable fuel must reduce direct lifecycle greenhouse gas emissions by at least 20%, an advanced biofuel must reduce lifecycle greenhouse gas emissions by at least 50%, a biomass-based diesel must reduce lifecycle greenhouse gas emissions by at least 50% and a cellulosic biofuel must reduce lifecycle greenhouse gas emissions by at least 60%.

Our cellulosic diesel and gasoline qualifies as cellulosic biofuel under RFS2. Our cellulosic gasoline and diesel have EVs of 1.5 and 1.7, respectively, resulting in an equivalent number of RINs per gallon. We expect that this designation, together with the higher energy content of our cellulosic gasoline and diesel compared to ethanol, will make our products attractive to fuel producers because they can be used to satisfy specific volume requirements for cellulosic biofuel, as well as the volume requirements for both advanced biofuel and renewable fuel under RFS2. This provides cellulosic biofuel producers like our company an opportunity to compete with producers of advanced biofuel and other renewable fuel, but not vice versa.

The market for renewable fuels is heavily influenced by foreign, federal, state and local government regulations and policies. Changes to existing or adoption of new foreign, federal, state and local legislative and regulatory initiatives that impact the production, distribution or sale of renewable fuels may occur and impact our business. For example, RFS2 called for 16.55 billion gallons of liquid transportation fuels sold in 2013 to come from renewable fuels, a mandate that grows to 36 billion gallons by 2022. Of this amount, 6 million gallons (ethanol equivalent) of renewable fuel used in 2013 was required to be cellulosic biofuel and 16 billion gallons (ethanol equivalent) of renewable fuels used annually by 2022 must be cellulosic biofuel. On January 23, 2014, the U.S. Environmental Protection Agency, or EPA, granted petitions for reconsideration of the 2013 cellulosic biofuel standard and stated that it will initiate a notice and comment rulemaking to reconsider the standard. The EPA has proposed a 2014 cellulosic biofuel standard of 17 million gallons (ethanol equivalent). This has had the consequence of severely depressing the RIN value we receive for the cellulosic gasoline and diesel that we produce because it reduces the demand for our products. The 2014 standard may be amended following comment and following issuance of a final rule, third-parties may mount challenges.

Our Strategy

Our strategy is to leverage our proprietary technology platform to produce cellulosic gasoline and diesel at prices that are competitive with their petroleum-based counterparts. Key elements of our strategy include the following:

•

We have adopted a build, own and operate strategy. We plan to build, own and operate our commercial production facilities in the United States. We began making cellulosic diesel and gasoline shipments from our Columbus facility in 2013. In January 2014, we elected to temporarily discontinue operations at our Columbus facility in order to attempt to complete a series of optimization projects and upgrades that are intended to help achieve operational targets that we believe are attainable based on the design of the facility. While we have completed some of these projects and upgrades, we have elected to suspend further optimization work and bring the Columbus facility to a safe, idle state, which we believe will enable us to restart the facility upon the achievement of additional research and development milestones, financing, and completion of the optimization work. Subject to our ability to achieve these additional research and development milestones, our ability to raise capital, our ability to successfully complete our optimization projects and upgrades and the success of these projects and upgrades in improving operations at our Columbus facility, we intend to begin construction of our next commercial production facility, which we do not expect to occur before the second half of 2015 at the earliest.

•

We plan to expand our base of prospective customers. Unlike other renewable fuels such as ethanol, which is alcohol-based, or biodiesel, which is composed of fatty acids, our cellulosic gasoline and diesel are compatible hydrocarbons that we believe can “drop in” to the existing petroleum-based transportation fuels infrastructure. We believe that we will be able to sell our cellulosic gasoline and diesel to a variety of potential customers, including independent refiners, integrated oil companies, distributors of finished products, such as terminal or rack owners, and end users of petroleum products, such as transportation companies, fleets or petrochemical operators. We also intend to seek certification of our products for use in jet fuel. We believe that this broad potential customer base will allow us to maximize the value we receive for our products, as well as make us less dependent on any one customer or market.

•

We are pursuing a feedstock strategy designed to maximize our feedstock flexibility and reduce costs. Our technology platform is feedstock flexible and has been successfully tested on a variety of biomass. We intend to use a combination of woody biomass feedstock that will vary based on relative abundance and availability. We believe that this flexibility will enable sustainability and price stability for our feedstock. We plan to reduce our feedstock costs by increasing our use of lower grade woody biomass, such as logging slash, branches and bark, at our planned commercial production facilities. Longer term, we believe that the flexibility of our proprietary catalyst systems will enable us to co-feed many of our production facilities with a variety of other types of renewable cellulosic biomass, including other woody biomass (such as poplar and eucalyptus tree chips), agricultural residues (such as sugarcane bagasse), and energy crops (such as sorghum, switchgrass and miscanthus). We believe that our feedstock flexibility will allow us to expand the geographic scope of our business, identify locations with proximity to multiple feedstocks and use the most cost-effective feedstock or combination of feedstocks at a given location.

•

We intend to leverage our technology and expertise to increase our yields and the efficiency of our process. We have focused on enhancing our proprietary technology and processes through each stage of development. This effort focuses on continuously improving our proprietary catalyst systems, optimizing the reactor design and operating conditions and enhancing our processing technology. We believe that once we complete our optimization projects and upgrades and resume operations at our Columbus facility and build and operate standard commercial production facilities, we will also be able to realize operational efficiencies and reduce our production costs on a per-unit basis.

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

In the hydrotreating unit, our renewable crude oil undergoes a reaction with hydrogen, which is standard in refining operations around the world, to remove residual oxygen and render a true hydrocarbon liquid product which can be fractionated into gasoline, jet fuel and diesel with common distillation technology. We have proven our ability to optimize the gasoline output component from 37% to 61%, the jet fuel component from 30% to 40%, the diesel output component from 31% to 55% and the fuel oil output component from 8% to 9% of the total liquid product. The focus of our commercialization efforts are with respect to our gasoline and diesel.

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

In April 2012, we mechanically completed our Columbus facility. This facility is designed to produce up to 13 million gallons of cellulosic diesel and gasoline per year, roughly 50 times the amount of our Demo facility. During the fourth quarter of 2012, we commissioned our proprietary BFCC operation, and produced our first “on specification” cellulosic intermediate oil in limited quantities. We commissioned the plant’s hydrotreater and fractionation units, and made our first cellulosic diesel and gasoline shipments in March 2013 and June 2013, respectively. During 2013, we gradually increased production at our Columbus facility but did not reach “steady state” operations. As discussed above, we have experienced issues in the past at our Columbus facility with structural design bottlenecks and reliability, operations below nameplate capacity, unfavorable product mix and higher costs due to overall process inefficiencies.

In January 2014, we elected to temporarily discontinue operations at our Columbus facility in order to attempt to complete a series of optimization projects and upgrades that are intended to help achieve operational targets that we believe are attainable based on the design of the facility. While we have completed some of these projects and upgrades, we have elected to suspend further optimization work and bring the Columbus facility to a safe, idle state, and focus our efforts on additional research and development milestones. We will need to raise significant additional capital in the near term in order to fund our ongoing obligations and these optimization projects and upgrades. Other than the Commitment from Mr. Khosla to invest in us a cash amount of up to an aggregate of $25,000,000 in available funds in a number of monthly borrowings of no more than $5,000,000 per month, we have no other near-term sources of financing. Because the Commitment is subject to the negotiation and execution of definitive financing documents and the achievement of performance milestones, we cannot be certain as to the ultimate timing or terms of the investment. If we are unsuccessful in finalizing definitive documentation with Mr. Khosla on or before April 1, 2014, we will not have adequate liquidity to fund our operations and meet our obligations (including our debt payment obligations). If we successfully achieve our performance milestones that allow us to receive the full Commitment in the near term, we expect to be able to fund our operations and meet our obligations until August 31, 2014, but will need to raise additional funds to continue our operations beyond that date. Subject to our ability to achieve these additional research and development milestones, our ability to raise capital, our ability to successfully complete our optimization projects and upgrades and the success of these projects and upgrades in improving operations at our Columbus facility, we intend to begin construction of our next commercial production facility, which we do not expect to occur before the second half of 2015 at the earliest. We will also need to raise additional funds to continue our operations, build our next commercial production facility and subsequent facilities, continue the development of our technology and products, commercialize any products resulting from our research and development efforts, and satisfy our debt service obligations. Please read “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Annual Report on Form 10-K.

Our Customers

We believe that we will be able to sell our cellulosic gasoline and diesel to a range of potential customers, including refiners, terminal and rack owners and fleet users. Unlike ethanol, which is generally subject to a 10% blend wall, we believe that our cellulosic gasoline and diesel can be used as components in formulating a variety of finished gasoline and diesel fuels meeting the specifications of ASTM International. In 2012, we received part 79 fuel registration for our cellulosic gasoline and diesel with the EPA. We intend to seek certification of our products for use in jet fuel.

In 2011, we entered into offtake agreements with Hunt Refining Company, or Hunt, Catchlight Energy, LLC, or Catchlight and FedEx Corporate Services, Inc., or FedEx, for the purchase of all of our cellulosic gasoline and diesel to be produced from our Columbus facility. We have engaged in negotiations with these companies and additional potential customers for the purchase of fuels to be produced from our planned standard commercial production facilities.

Our offtake agreement with Hunt establishes terms under which Hunt has agreed to purchase all of the cellulosic gasoline, diesel and fuel oil to be produced from our Columbus facility, which commenced production in March 2013. We have exercised our option to sell to other customers or use for market development purposes up to two-thirds of the quarterly production from this facility. The initial term of this offtake agreement expires five years from the date that our first commercial production facility reaches specified average production levels, which production levels were not met as of December 31, 2013, and is subject to automatic renewal for successive one-year periods until either party provides notice of termination at least 180 days prior to the end of the then-current term. During the initial term of the agreement, Hunt may exercise an option to commit to purchase specified volumes of our cellulosic gasoline, diesel and fuel oil on a firm commitment basis from the second commercial production facility that we construct.

Our offtake agreement with Catchlight establishes terms under which Catchlight has agreed to purchase cellulosic gasoline and diesel to be produced from our Columbus facility. The initial term of this offtake agreement expires two years from the date that we deliver a specified volume of our cellulosic gasoline and diesel to Catchlight, which specified delivery volumes were not met as of December 31, 2013, and automatically renews for up to two additional years unless either party provides notice of termination at least 12 months prior to the end of the then-current term.

Our master ground fuel supply agreement with FedEx establishes terms under which affiliates of FedEx have agreed to purchase at least one-third (up to a specified amount) of the cellulosic diesel to be produced from our Columbus facility. The initial term of this agreement expires two years from the date of the first delivery to FedEx of product from this facility and may be terminated at any time by FedEx or us upon 60 days’ or 180 days’ notice, respectively, to the other party.

Production and sale of our cellulosic products from our Columbus facility pursuant to our agreements with Hunt and Catchlight began in 2013. Currently, our FedEx master ground fuel supply agreement for the sale and purchase of the cellulosic diesel to be produced at our Columbus facility is subject to the agreement upon final logistics for the delivery of our cellulosic diesel. If we do not satisfy our contractual requirements and if we subsequently are unable to renegotiate those terms, FedEx may terminate the agreement.

In 2013, a portion of the sales of our cellulosic gasoline was to Jet Pep, Inc., or Jet Pep. Once we get the Columbus facility to “steady state” operations, we expect that the majority of the sales of our cellulosic fuel will be under the offtake agreements with Hunt, Catchlight, and FedEx.

Intellectual Property

Our success depends, at least in part, on our ability to protect our proprietary technology and intellectual property. To accomplish this, we rely on a combination of patent applications, trade secrets, including know-how, employee and third party nondisclosure agreements, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. As of December 31, 2013, we held 34 U.S. patents for our technologies with expiration dates ranging from July 2026 through June 2032. Additionally, we had over 70 pending U.S. patent applications and over 200 pending foreign patent applications. We intend to continue to file additional patent applications with respect to our technologies with a particular emphasis on protecting our core technologies. As is the case with all patent application filings, we cannot be certain that any of our pending patent applications will result in the issuance of a patent. Our focus, however, is on maximizing the likelihood of acquiring strong patent protection.

With respect to proprietary know-how that may not be patentable, or that we believe is best protected by means that do not require public disclosure, and processes for which patents are difficult to enforce, we rely on, among other things, trade secret protection and confidentiality agreements to protect our interests. All of our employees and consultants have entered into non-disclosure and proprietary information and inventions assignment agreements with us. These agreements address intellectual property protection issues and require our employees and consultants to assign to us all of the inventions, designs and technologies they develop during the course of their employment or consulting engagement with us. We also control access to sensitive information by limiting access to only those employees and consultants who need to know the information and who have agreed contractually to maintain the confidentiality of that information. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop equivalent proprietary information or that other third parties will not otherwise gain access to our trade secrets and other intellectual property.

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

Regulatory Approvals

We have received all substantive approval requirements that we need to sell our cellulosic gasoline and diesel for use as motor fuel in the United States and to receive D Code RINs as “cellulosic biofuel” under RFS2.

Cellulosic Biofuel

Our cellulosic diesel and gasoline qualifies as cellulosic biofuel under RFS2. Our intended fuel pathways include wood residuals, slash, pre-commercial thinnings and forest residues, all of which are approved by the EPA, under RFS2. As a result, each gallon of transportation fuel we produce will be assigned a D Code that will entitle us to generate a cellulosic biofuel RIN based on the ethanol equivalence of our fuel. Equivalence values for every physical gallon of renewable fuel represent the number of gallons that can be claimed for compliance purposes, based on the fuel’s energy content compared with ethanol, with one RIN approximately equal to one gallon of ethanol. Our cellulosic gasoline and diesel have a higher BTU content than ethanol and we will generate 1.5 and 1.7 RINs, respectively, per gallon.

Part 79 Registration of Our Fuels

Pursuant to the Clean Air Act, or CAA, and the Code of Federal Regulations, a manufacturer of a motor vehicle fuel or fuel additive generally must register the fuel or fuel additive with the EPA prior to introducing the product into commerce. The Part 79 registration process involves securing EPA approval for the fuel or fuel additive based on EPA’s review of a chemical description of the product and certain technical, marketing and health effects information provided by the applicant. We have received Part 79 fuel registration from the EPA for gasoline and diesel blends comprised of 25% of our cellulosic gasoline and diesel.

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

We devote significant expenditures to research and development. We spent $33.2 million, $36.6 million, and $33.8 million on research and development activities in 2013, 2012 and 2011, respectively. The following table shows our research and development costs by functional area during 2013, 2012 and 2011.

	Years Ended December 31,
	2013	2012	2011
	(Amounts in thousands)
Laboratory research	$7,951	$9,039	$11,484
Pilot plant	11,587	12,470	7,020
Demonstration unit	13,626	15,140	15,121
Intellectual property	—	—	181

Total	$33,164	$36,649	$33,806

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

We believe that the primary competitive factors in the renewable fuels market are:

•	The scope of qualification of fuels under RFS2. We have received registration from the EPA for our cellulosic gasoline and diesel.

•	Compatibility with the existing liquid fuels infrastructure. Our cellulosic gasoline and diesel can “drop in” to the existing petroleum-based transportation fuels infrastructure.

We believe that the primary competitive factors in the broader global transportation fuels market (including the renewable fuels market) are:

•

Product performance and other measures of quality. Assuming we are able to obtain financing to fund our ongoing operations, we believe that we will be able to sell the output from our facilities to a range of potential customers, including refiners, terminal and rack owners and fleet users. Unlike ethanol, which is generally subject to a 10% to 15% blend wall, we believe that our cellulosic gasoline and diesel can be used as components in formulating a variety of finished gasoline and diesel fuels meeting the specifications of ASTM International.

•

Price. Due to the higher energy content of our cellulosic gasoline and diesel compared to ethanol, we believe that our products could sell in the general market for gasoline and diesel fuels and at a premium to ethanol.

•

Ability to produce meaningful volumes. Subject to our ability to achieve additional research and development milestones, our ability to raise capital, our ability to successfully complete our optimization projects and upgrades and the success of these projects and upgrades in improving operations at our Columbus facility, we intend to begin construction of our next commercial production facility, which we do not expect to occur before the second half of 2015 at the earliest.

•	Reliability of supply. We intend to generate our cellulosic gasoline and diesel using low-cost, abundant and sustainable sources of renewable biomass.

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

Environmental and Other Regulatory Matters

Our operations are subject to a variety of federal, state and local environmental laws and regulations that govern the discharge of materials into the environment or otherwise relate to environmental protection. Examples of these laws include:

•	the CAA, and analogous state laws that impose obligations related to air emissions and regulate fuels and fuel additives;

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

These laws and regulations may impose numerous obligations that are applicable to our operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital or operating expenditures to limit or prevent releases of materials from our facilities, and the imposition of substantial liabilities and remedial obligations for pollution resulting from our operations. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly corrective actions. Most of these statutes include citizen suit provisions, which enable private parties, in lieu of the government, to sue for alleged violations of environmental law. Failure to comply with these laws, regulations or permits may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of injunctions limiting or preventing some or all of our operations. In addition, we may experience a delay in obtaining or be unable to obtain required permits, which may cause us to lose potential and current customers, interrupt our operations and limit our growth and revenue.

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

Clean Air Act Regulation. Our operations and the products we manufacture are subject to certain specific requirements of the CAA and similar state and local regulations and permitting requirements. These laws, regulations and permitting requirements may restrict our emissions, affect our ability to make changes to our operations, and otherwise impose limitations on or require controls on our operations. Our Columbus facility has been deemed a “minor source” under the CAA. It is possible that additional facilities that we construct in the future may be considered “major sources” or that modifications to planned facilities may cause such facilities to be “major sources,” which would subject these facilities to more stringent permitting requirements, including requirements of Title V of the CAA. In addition to costs that we expect to incur to achieve and maintain compliance with these laws, new or more stringent CAA standards in the future also may limit our operating flexibility or require the installation of new controls at our facilities and future facilities. Because other domestic alternative fuel manufacturers will be subject to similar restrictions and requirements, however, we believe that compliance with more stringent air emission control or other environmental laws and regulations is not likely to materially affect our competitive position.

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

Safety. The hazards and risks associated with producing and transporting our cellulosic gasoline and diesel, such as fires, natural disasters, explosions and pipeline ruptures, also may result in personal injury claims or damage to property and third parties. As protection against operating hazards, we maintain insurance coverage against some, but not all, potential losses. Our coverage includes physical damage to assets, employer’s liability, comprehensive general liability, automobile liability and workers’ compensation. We maintain insurance coverage against pollution resulting from environmental accidents that occur on a sudden and accidental basis, some of which may result in toxic tort claims. We believe that our insurance is adequate and customary for our industry, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. We are not currently aware of pending material claims for damages or liability to third parties relating to the hazards or risks of our business.

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

TSCA. We are subject to the requirements of the Toxic Substances Control Act, or TSCA, which regulates the commercial manufacture and use of chemicals. Before an entity can manufacture a chemical, it needs to determine whether that chemical is listed in the TSCA inventory. If a substance is listed, then manufacture can commence immediately after a notice of commencement. If not, then a “Chemical Abstracts Service” number is obtained and a registration and pre-manufacture notice must be filed with the EPA. We have obtained the Chemical Abstracts Service numbers, filed a pre-manufacturing notice, entered into a consent order with the EPA, and sent notices of commencement to the EPA. The failure to comply with TSCA could have a material adverse effect on our results of operations and financial condition. In addition, the TSCA new chemical submission policies may change and additional government legislation or regulations may be enacted that could prevent or delay regulatory approval of our products.

Climate Change. In the United States, legislative and regulatory initiatives are underway at the federal and state levels to regulate greenhouse gas, or GHG, emissions, including emissions by facilities such as our initial-scale and planned commercial production facilities. Pursuant to the EPA’s 2009 finding that GHGs present an endangerment to human health and the environment, and other rulemakings and interpretations, the EPA concluded that GHG-emitting stationary sources would become subject to federal permitting requirements under the Clean Air Act starting in 2011. In 2010, the EPA issued a final rule, known as the “Tailoring Rule,” that defined regulatory emissions thresholds at which certain new and modified stationary sources would become subject to permitting requirements for GHG emissions under the CAA. In addition, in September 2009, the EPA issued a final rule requiring the reporting of GHGs from certain GHG emission sources in the United States, beginning in 2011 for emissions in 2010. Projected GHG emissions from our Columbus facility would fall below the currently applicable thresholds for GHG reporting or permitting requirements. However, our future commercial production facilities are expected to exceed such thresholds and, therefore, will be required to comply with such GHG reporting or permitting requirements if they meet or exceed reporting or permitting thresholds. These thresholds may be reduced from their current levels; for example, the EPA has indicated in rulemakings that it may revise the current Tailoring Rule thresholds downward, making additional sources subject to permitting requirements.

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

Complying with federal and state greenhouse gas reporting and permitting requirements may result in materially increased compliance costs, increased capital expenditures, decreased earnings, increased operating costs and additional operating restrictions for our business, which could harm our competitive position.

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

Seasonality

We do not expect that demand for our cellulosic fuel will be subject to seasonality. However, prices for our cellulosic gasoline and diesel may vary based on seasonal changes in the demand for transportation fuels.

Employees

As of December 31, 2013, we had 183 employees, all of whom are located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages, and we consider our employee relationships to be good.

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

We are subject to the filing requirements of the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. You may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge through a link on the Investors section of our website located at http://www.kior.com (under “Financial Information—SEC Filings”) as soon as reasonably practicable after they are filed with or furnished to the SEC.

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

Risks Related to Our Business and Industry

We have substantial doubts about our ability to continue as a going concern.

We have substantial doubts about our ability to continue as a going concern. This may make it more difficult for us to attract investors. We will need to raise significant additional capital in the near term in order to fund our ongoing obligations. Other than the Commitment from Mr. Khosla to invest in us a cash amount of up to an aggregate of $25,000,000 in available funds in a number of monthly borrowings of no more than $5,000,000 per month we have no other near-term sources of financing. Because the Commitment is subject to the negotiation and execution of definitive financing documents and the achievement of performance milestones, we cannot be certain as to the ultimate timing or terms of this investment.

To continue as a going concern, we must secure additional capital or otherwise pursue a strategic restructuring, refinancing or other transaction to provide us with additional liquidity. The urgency of our liquidity constraints may require us to pursue such a transaction at an inopportune time. If we are unsuccessful in finalizing definitive documentation with Mr. Khosla on or before April 1, 2014, we will not have adequate liquidity to fund our operations and meet our obligations (including our debt payment obligations) and we do not expect other sources of financing to be available to us. We could be forced to seek relief under the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy may be filed against us). A bankruptcy filing by or against us would subject our business and operations to various risks, including but not limited to, the following: adverse effects on our business prospects, including our ability to continue to obtain and maintain the contracts necessary to operate our business; an event of default under our outstanding debt; our inability to retain and motivate key executives and employees through the process of reorganization; and difficulty attracting new employees. There can be no assurance as to our ability to maintain or obtain sufficient financing sources for operations or to fund any reorganization plan and meet future obligations or that we will be able to successfully develop, prosecute, confirm and consummate one or more plans of reorganization that are acceptable to the bankruptcy court and our creditors, equity holders and other parties in interest. The value of our common stock could be reduced to zero as a result of a bankruptcy filing. If we successfully achieve our performance milestones that allow us to receive the full Commitment in the near term, we expect to be able to fund our operations and meet our obligations until August 31, 2014, but will need to raise additional funds to continue our operations beyond that date. If we fail to raise additional capital, we may be required to suspend or cease the development of our business, which may result in the complete loss of your investment.

If we are unable to continue as a going concern, we would experience additional losses from the write-down of assets.

We are a development stage company and have not generated any significant revenue, and our business will not succeed if we are unable to successfully commercialize our cellulosic gasoline and diesel.

We are a development stage company with a limited operating history, and we have not yet successfully commercialized our cellulosic gasoline and diesel nor have we generated any significant revenue. For 2014, we decided to focus initially on achieving additional research and development milestones and then optimization projects and upgrades at our Columbus facility instead of revenue generation. We are subject to the substantial risk of failure facing businesses seeking to develop new products. Certain factors that could, alone or in combination, prevent us from successfully commercializing our products include:

•

our ability to finance our ongoing operations and our planned optimization projects and upgrades at our initial-scale commercial production facility in Columbus, Mississippi, including securing private or public debt and/or equity financing, project financing and/or federal, state and local government incentives, and the timing of any such financing;

•	our ability to achieve additional research and development milestones while our Columbus facility is in idle state;

•	technical challenges developing our commercial production processes that we are unable to overcome;

•	our ability to achieve commercial-scale production of cellulosic gasoline and diesel on a cost-effective basis and in an acceptable time frame;

•	our ability to secure and maintain customers to purchase any cellulosic gasoline and diesel we produce from our Columbus and future commercial production facilities;

•	our ability to produce cellulosic gasoline and diesel that meet our potential customers’ specifications;

•	our ability to secure access to sufficient feedstock quantities at economic prices;

•	changes in governmental regulations and policies affecting the renewable fuels industry;

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

We did not reach “steady state” operations at our Columbus facility and have experienced issues that have adversely affected our operations and our stock price.

Issues that have adversely affected our operations and our stock price include:

•

Structural design bottlenecks and reliability issues that have limited the amount of wood that we can introduce to our BFCC system, which has caused our Columbus facility to run significantly below its nameplate capacity for biomass of 500 bone dry tons per day and limited our ability to produce gasoline and diesel;

•

Delays in introducing our new generation of catalyst to the facility and mechanical failures impeding desired chemical reactions in the BFCC reactor, which have caused lower overall yield of transportation fuels from each ton of biomass from the Columbus facility;

•	Mechanical reliability issues with the BFCC hydrotreater and catalyst contamination, which has resulted in an output of unfavorable product mix that includes higher percentages of fuel oil, resulting in lower product and RIN revenue and higher overall costs; and

•	Frequent shutdown and start-up our BFCC hydrotreater, which has resulted in off-specification product.

We completed some optimization projects and upgrades at our Columbus facility that were intended to achieve operational targets based on the design of the facility, but have elected to suspend further optimization work and bring the Columbus facility to an idle state. There is no assurance that we will obtain financing to allow us to resume these projects.

We need substantial additional capital in order to meet our ongoing operating and other costs, restart our Columbus facility, complete our optimization projects and upgrades, expand our business, and meet our debt service obligations.

We must raise capital in one or more external equity and/or debt financings to fund the cash requirements of our ongoing operations, including the optimization projects and upgrades we have begun at our Columbus facility, and to restart our Columbus facility. Other than the Commitment from Mr. Khosla to invest in us a cash amount of up to an aggregate of $25,000,000 in available funds in a number of monthly borrowings of no more than $5,000,000 per month, we have no other near-term sources of financing. Because the Commitment is subject to the negotiation and execution of definitive financing documents and the achievement of performance milestones, we cannot be certain as to the ultimate timing or terms of this investment. There is no assurance that we will be able to successfully secure such additional financing and if we are unable to do so, we do not expect to find other sources of near term financing. Even if we are able to secure the funds under the Commitment or any additional financing, any investment may require significant changes to our current business structure, including, but not limited to: a change in the focus of our business; suspension of some or all of our operations; delaying or scaling back our business plan, including our research and development programs; reductions in headcount, overhead and other operating costs; and the longer-term or permanent closing of our Columbus facility, each of which would have a material adverse effect on our business, prospects and financial condition. As discussed in further detail below, our private placements with Khosla and Gates involve two tranches and the second tranche is our only other committed source of financing. The commitment by Gates to close a second tranche will terminate on June 30, 2014 and we do not expect to be able to satisfy the closing conditions for that tranche in time to meet the deadline. Any funds from the second tranche of the Khosla private placement is unlikely to come in the near term because in order to close such second tranche we must, among other things, raise $400 million. The lack of any additional committed sources of financing raises substantial doubt about our ability to continue as a going concern. In addition, we will need to obtain consents from the current holders of our outstanding debt in order to obtain additional financing. Such consent may be withheld at the discretion of these third parties. We require substantial additional capital to meet our ongoing overhead and other operating costs, particularly as we continue to seek to optimize our Columbus commercial production facility, meet our debt service obligations and pay other costs, including payments due at maturity of our borrowings. In addition, we will require substantial additional capital to design, engineer and construct additional commercial production facilities. The extent of our need for additional capital will depend on many factors, including the amounts necessary to restart and bring the Columbus facility to steady-state operations, whether our current optimization efforts are successful, the funds necessary to cover the front-end capital expenditures for and the construction of our planned commercial scale production facility; and the funds necessary to meet any related equity contribution requirements or debt service obligations; whether we succeed in producing cellulosic gasoline and diesel at commercial scale and the timing thereof; our ability to control costs, the progress and scope of our research and development projects; the effect of any acquisitions of other businesses or technologies that we may make in the future; and the filing, prosecution and enforcement of patent claims.

As of February 28, 2014, we had aggregate indebtedness of $279.5 million. In December 2012, we began making semi-annual payments of $1.9 million under our loan with the Mississippi Development Authority, or MDA, which we refer to as the MDA loan, on June 30 and December 31 each year, which we must continue to make until maturity. If we do not successfully secure the funds under the Commitment, we do not, without additional financing, have the funds needed to make our payment due to the MDA on June 30, 2014, which would constitute a default under our MDA Loan. In addition, we must make specified investments within Mississippi by December 31, 2015, including an aggregate $500.0 million investment in property, plant and equipment located in Mississippi and expenditures for wages and direct local purchases in Mississippi totaling $85.0 million. Of the total amount committed to be spent, $218 million has been spent on plant and equipment as of December 31, 2013, leaving an amount of $282 million remaining to be invested, while expenditures for wages and direct local purchases totaled approximately $51 million at December 31, 2013 leaving $34 million remaining to be spent. Based on our current estimates, we believe that we will be unable to meet the specified investment requirement in property, plant and equipment and certain other expenditures in wages and direct local purchases under our MDA loan and if the Columbus facility is not operating for a significant portion of 2014, we expect we will be unable to meet the specified expenditures for wages and direct local purchases. Failure to meet these requirements would constitute a default under our MDA loan. Any defaults under our MDA Loan could, in turn, result in cross defaults under our other loan facilities.

In order to proceed with our next commercial scale production facility, we will also need to obtain additional financing. Future financings that involve the issuance of equity securities would cause our existing stockholders to suffer dilution. In addition, debt financing sources may be unavailable to us on acceptable terms or at all, may be expensive and any debt financing may subject us to restrictive covenants that limit our ability to conduct our business or otherwise be on unfavorable terms. Also, all or substantially all of our assets are pledged as security for borrowings under the Loan and Security Agreement (as defined below), October 2013 Note Purchase Agreement (as defined below) and our MDA loan.

The pledge of all or substantially all of our assets for borrowings under the Loan and Security Agreement, October 2013 Note Purchase Agreement and our MDA loan may make it difficult to raise additional debt financing. We may be unable to raise sufficient additional funds on acceptable terms, or at all. If we are unable to raise sufficient funds, our ability to comply with debt covenants or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or grant licenses on terms that are unfavorable to us. If adequate funds are unavailable, we will be unable to successfully execute our business plan or to continue our business. In addition, we have significant indebtedness that is secured by all of our assets. In the event of a default on our debt, our lenders could foreclose on our assets. If that were to occur, our operations would be severely jeopardized, if not entirely curtailed.

We have a history of net losses, and we expect significant increases in our costs and expenses to result in continuing losses as we seek to commercialize our cellulosic gasoline and diesel.

We have incurred substantial net losses since our inception, including net losses of $347.5 million, $96.4 million and $64.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. We have not yet successfully commercialized our cellulosic gasoline and diesel. We did not begin to produce or generate any revenue from sales of our cellulosic fuel at our Columbus facility until March 2013 and have only generated limited revenue to date. In addition, we are bringing our Columbus facility to an idle state as we focus on achieving additional research and development milestones. We do not expect to operate the Columbus facility until we achieve additional research and development milestones and receive additional financing to complete our optimization projects and upgrades and restart the facility. Unless and until we restart the Columbus facility we expect to have no production or revenue from the facility. We expect to continue to incur substantial net losses and do not expect to have positive cash flows at least until our next commercial production facility has been constructed and is operational. We do not expect construction to begin until the second half of 2015 at the earliest and such construction would be subject to obtaining additional financing. As of December 31, 2013, we had an accumulated deficit of $574.3 million. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including costs incurred in an effort to bring our Columbus facility to steady-state operations, research and development expenses, continued testing and development at our pilot and demonstration units and engineering and design work and construction of our next commercial scale production facilities. We cannot assure you that we will ever achieve or sustain profitability on a quarterly or annual basis.

We are vulnerable to disruptions to our renewable fuel production operations because all our production operations exist in a single first-of-kind facility.

Because all of our production operations currently exist in a single facility in Columbus, Mississippi, significant and prolonged disruptions at the facility would have a material adverse effect on our business, financial condition and results of operations. Our Columbus facility is our only existing production facility and it is being brought to an idle state while we focus on the achievement of additional research and development milestones and financing. We are pursuing steady state operations at this first-of-kind facility, and have had only limited sales of our cellulose fuel in 2013. During the Columbus facility’s early years of production and until the facility stabilizes operationally, the facility may be more susceptible to start-ups and shutdowns that will disrupt and delay our production activities for significant time periods. During 2013, we experienced a number of such disruptions and delays, and we expect that we will experience such events for some period following the Columbus optimization projects and upgrades and restarting the facility. We do not know when or if we will achieve stable operations at Columbus and this largely depends on our obtaining financing to fund our ongoing operations, to fund the completion of our optimization projects and upgrades, and to restart the facility. Even if we achieve steady-state operations at the facility, we will be required to perform periodic maintenance and turnarounds at the facility. All or a significant portion of the facility may be disrupted during maintenance or a turnaround. These disruptions will make any future revenue and cash flows unpredictable.

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

We must demonstrate our ability to apply our proprietary technology platform and process design at commercial scale to convert biomass into cellulosic gasoline and diesel on an economically viable basis. We have had only limited sales of our cellulosic diesel and gasoline in 2013 at our Columbus facility and have not yet reached steady-state operations. As discussed above, we have encountered several significant problems to date at our Columbus facility, particularly with respect to throughput, yield and overall process efficiency and reliability. We have elected to idle our Columbus facility and focus on research and development milestones. Subject to our achievement of these research and development milestones and our ability to raise additional capital, we will attempt to complete a series of optimization projects and upgrades that are intended to achieve operational targets based on the design of the facility. There is no assurance that these projects will be successful. Other than the Commitment, which is subject to the negotiation and execution of definitive financing documents and the achievement of performance milestones, we have no other near-term sources of financing. If we are unsuccessful in finalizing definitive documentation with Mr. Khosla on or before April 1, 2014, we will not have adequate liquidity to fund our operations and meet our obligations (including our debt payment obligations) and we do not expect other sources of financing to be available to us. If we successfully achieve our performance milestones that allow us to receive the full Commitment in the near term, we expect to be able to fund our operations and meet our obligations until August 31, 2014, but will need to raise additional funds to continue our operations beyond that date. Also, we have not constructed a standard commercial production facility. Our technology may not perform as expected when applied at the scale that we plan or we may encounter operational challenges for which we are unable to devise a workable solution. In particular, our Columbus facility is a first-of-kind project, and it has not yet processed biomass at designed levels or produced our cellulosic gasoline and diesel at acceptable yields, and we may be unable to improve its performance. As a result of these risks, we may be unable to achieve commercial-scale production in a timely manner, or at all. If these risks materialize, our business and ability to commercialize our cellulosic gasoline and diesel would be materially and adversely affected.

We have significant indebtedness which is secured by all of our assets, which may limit cash flow available to invest in the ongoing needs of our business and may negatively impact our ability to expand our business.

As of February 28, 2014, we had aggregate indebtedness of $279.5 million, of which approximately $272.7 million was principal amount of debt outstanding, approximately $3.7 million is unamortized final payment requirements, and approximately $3.1 million is prepayment penalties. This principal amount of debt outstanding consisted of:

•	$107.6 million principal amount of debt outstanding under our Loan and Security Agreement with Khosla and the Alberta Lenders (as defined below);

•	$95.7 million principal amount of debt outstanding under our October 2013 Note Purchase Agreement; and

•	$69.4 million under our loan with the MDA.

Our Loan and Security Agreement and the notes issued under our October 2013 Note Purchase Agreement are secured by all of our assets, including our intellectual property assets. Our MDA loan is secured by certain equipment, land and buildings of our wholly-owned subsidiary KiOR Columbus LLC, or KiOR Columbus, and is guaranteed by us in full.

In addition, the terms of our debt facilities impose certain obligations and limitations on our future activities, which include requirements under our MDA loan to make a $500.0 million investment in property, plant and equipment located in Mississippi and expenditures for wages and direct local purchases in Mississippi totaling $85.0 million. Of the total amount committed to be spent, we have spent $218 million on plant and equipment as of December 31, 2013, leaving an amount of $282 million remaining to be invested, while expenditures for wages and direct local purchases totaled approximately $51 million at December 31, 2013 leaving $34 million remaining to be spent. Based on our current estimates, we believe that we will be unable to meet the specified investment requirement in property, plant and equipment under our MDA loan and if the Columbus facility is not operating for a significant portion of 2014, we expect we will be unable to meet the specified expenditures for wages and direct local purchases. Failure to meet these requirements would constitute a default under our MDA loan. Any defaults under our MDA Loan could, in turn, result in cross defaults under our other loan facilities.

The terms of our Loan and Security Agreement permit us to defer principal and/or interest payments for a period of time. On December 31, 2012, as required under the terms of our MDA loan, we began making principal payments on our MDA loan semi-annually on December 31 and June 30 of each year until maturity.

We must raise capital in one or more external equity and/or debt financings to fund the cash requirements of our ongoing operations and to pay the amounts due under our existing debt. We may be unable to arrange for additional financing to cover these obligations. In addition, any new financing will require the consent of our existing debt holders and may require the restructuring of our existing debt. We will also need to raise additional funds to build our next commercial production facility and subsequent facilities, continue the development of our technology and products, commercialize any products resulting from our research and development efforts, and satisfy our debt service obligations. Our leverage could have significant adverse consequences, including:

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

If we do not raise capital, we will be unable to make our next semi-annual payment on the MDA loan, which is due on June 30, 2014, and we will therefore be in default under the terms of that agreement. In addition, a failure to comply with the covenants under our existing debt instruments could result in an event of default. There are cross-default provisions in certain of our existing debt instruments such that an event of default under one agreement or instrument could result in an event of default under another. If an event of default resulted in the acceleration of all of our payment obligations under our debt instruments as of February 28, 2014, we would be required to pay our lenders an aggregate of $279.5 million. In the event of an acceleration of amounts due under our debt instruments as a result of an event of default, we will not have sufficient funds and do not expect to be able to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interests in the collateral securing such indebtedness.

The actual cost of constructing, operating and maintaining the facilities necessary to produce our cellulosic gasoline and diesel in commercial volumes may be significantly higher than we plan or anticipate.

The costs and time involved in operating our Columbus facility have been much higher than we initially anticipated, and we have not reached “steady sate” operations. The production of commercial volumes of our cellulosic gasoline and diesel will require the construction of other commercial-scale facilities. The construction of these new facilities will require the expenditure of significant amounts of capital, which may likewise exceed our estimates. We may be unable to complete these facilities at the planned costs, on schedule or at all. The construction of new facilities may be subject to construction cost overruns due to labor costs, labor shortages or delays, costs of equipment and materials, weather delays, inflation or other factors, which could be material. We may also make scope changes during the engineering, design and construction process, which may increase costs compared to our current estimates, and any such increases could be material. In addition, the construction of our facilities may be subject to the receipt of approvals and permits from various regulatory agencies. Those agencies may not approve the projects in a timely manner or may impose restrictions or conditions on a production facility that could potentially prevent construction from proceeding, lengthen its expected completion schedule and/or increase its anticipated cost.

If and when our facilities are constructed, our operating and maintenance costs may be significantly higher than we anticipate. In addition, our facilities may not operate as efficiently as we expect and may experience unplanned downtime, which may be significant. As a result, our Columbus facility or one or more of the future commercial production facilities may be unable to achieve our expected investment return, which could adversely affect our business and results of operations.

An offtake agreement for the sale and purchase of the cellulosic diesel from our Columbus facility is subject to the satisfaction of certain technical, commercial and production requirements that we have not yet met. If we fail to meet these requirements, our commercialization plan could be delayed or harmed.

Currently, our FedEx master ground fuel supply agreement for the sale and purchase of the cellulosic diesel produced at our Columbus facility is subject to certain conditions such as the agreement upon final logistics for the delivery of our cellulosic diesel. The counterparty is not obligated to purchase our cellulosic fuel and make payments to us under that offtake agreement until we have satisfied all of these conditions. If we do not satisfy our contractual requirements and if we subsequently are unable to renegotiate those terms, our counterparty may terminate the agreement and our commercialization plan could be delayed or harmed if we need to find other counterparties.

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

RFS2 allows additional RINs to be granted to obligated parties who blend into their fuel more than the required percentage of renewable fuels in a given year. These RINs may be traded to other parties or may be used in subsequent years to satisfy RFS2 requirements. The trading prices of renewable fuel and advanced biofuel RINs are influenced by, among other factors, the transportation costs associated with renewable fuels, the mandated level of renewable fuel use for a specific year, the possibility of waivers of renewable fuel mandates and the expected supply of renewable fuel products. Any reduction in the price of RIN credits could reduce the demand for our cellulosic gasoline and diesel. As discussed in the risk factor below, the EPA has proposed a 2014 cellulosic biofuel standard of 17 million gallons (ethanol equivalent), which is lower than the levels previously proposed and has had the consequence of severely depressing the RIN value we receive for the cellulosic gasoline and diesel that we produce.

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

The market for renewable fuels is heavily influenced by foreign, federal, state and local government regulations and policies. Changes to existing, or adoption of new foreign, federal, state and local legislative and regulatory initiatives that impact the production, distribution or sale of renewable fuels may harm our business. For example, RFS2 called for 16.55 billion gallons of liquid transportation fuels sold in 2013 to come from renewable fuels, a mandate that grows to 36 billion gallons by 2022. Of this amount, 6 million gallons (ethanol equivalent) of renewable fuel used in 2013 was required to be cellulosic biofuel and 16 billion gallons (ethanol equivalent) of renewable fuels used annually by 2022 must be cellulosic biofuel. On January 23, 2014, the EPA granted petitions for reconsideration of the 2013 cellulosic biofuel standard and stated that it will initiate a notice and comment rulemaking to reconsider the standard. The EPA has proposed a 2014 cellulosic biofuel standard of 17 million gallons (ethanol equivalent). This has had the consequence of severely depressing the RIN value we receive for the cellulosic gasoline and diesel that we produce because it reduces the demand for our products. The 2014 standard may be amended following comment, and following issuance of a final rule, third-parties may mount challenges. For example, the EPA’s 2012 cellulosic biofuel standard was challenged and ultimately vacated by a January 25, 2013 decision by the U.S. Court of Appeals for the D.C. Circuit, which found that the EPA’s methodology improperly incorporated the goal of “promoting growth.”

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

In the past, the U.S. Congress has passed legislation that extends tax credits for, among other things, the production of certain renewable fuel products as contemplated by our current process design. The cellulosic biofuel tax credit expired January 1, 2014, but a bill, H.R. 3758, is currently pending that would reinstate the tax credit through January 1, 2015. However, we cannot assure you that this bill will be passed or that any other favorable legislation will remain in place. Any reduction in or phasing out or elimination of existing tax credits, subsidies and other incentives in the United States and foreign markets for renewable fuels, or any inability of us or our prospective customers to access such credits, subsidies and other incentives, may adversely affect demand for, and increase the overall cost of our cellulosic gasoline and diesel, which would adversely affect our business. In addition, market uncertainty regarding future policies may also affect our ability to develop new renewable products and to sell products to our potential customers. Any inability to address these requirements and any regulatory or policy changes could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to realize expected economies of scale, reduce our feedstock costs, increase our overall yields and optimize the composition of our cellulosic intermediate oil, which could limit our ability to sell our products at competitive prices and materially and adversely affect our business and prospects.

As previously discussed, we have encountered several significant problems to date at our Columbus facility, particularly with respect to throughput, yield and overall process efficiency and reliability. We must raise capital in order to complete optimization projects to alleviate these issues and there is no assurance that these projects will achieve the expected results. We may be unable to realize expected economies of scale, reduce our feedstock costs, increase our overall yields and optimize the composition of our cellulosic intermediate oil in order to produce our cellulosic gasoline and diesel on a cost-competitive basis with existing petroleum-based fuel products without government incentives. In particular, we may be unsuccessful in incorporating lower grade woody biomass, such as logging slash, branches and bark, in our process to reduce our feedstock costs or maintain our yields. In addition, our research and development efforts may fail to increase the yield of our BFCC process such that we may be unable to produce cellulosic gasoline and diesel at the costs or in the quantities that we anticipate. Our failure to achieve these efficiencies or improvements over time could limit our ability to sell our products at competitive prices and materially and adversely affect our business and prospects.

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

Pending securities litigations and SEC investigation could adversely affect our financial condition and results of operations.

As detailed in Part I, Item 3 of this report titled "Legal Proceedings" two lawsuits were filed against us and some of our executive officers and directors in August and December 2013. The outcome of these lawsuits is uncertain, and we cannot give any assurance as to the outcomes or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of these actions. Costs associated with defending these lawsuits, or with the payment of any judgments in or settlements of these lawsuits, could adversely affect our financial condition and results of operations. In addition, as detailed in Part I, Item 3, in January 2014, the SEC served us with a subpoena, pursuant to a formal order of investigation. We could incur significant legal, accounting and other costs in connection with responding to this investigation, and could be required to pay large civil penalties and fines resulting from any enforcement actions that could be instituted by the SEC. The SEC also could impose other sanctions against us or certain of our executive officers. These additional costs, together with the strain on management's time and attention and other of our operational resources in addressing any such investigation, could adversely affect our financial condition and results of operations.

Our business will be subject to fluctuations in commodity prices.

We believe that some of the present and projected demand for renewable fuels results from relatively recent increases in the cost of petroleum. We intend to market our cellulosic gasoline and diesel as alternatives to corresponding petroleum-based fuels. If the price of petroleum-based fuels declines, we may be unable to produce cellulosic gasoline and diesel that are cost-effective alternatives to their petroleum-based counterparts. Declining oil prices, or the perception of a future decline in oil prices, would adversely affect the prices we can obtain from our potential customers or prevent us from entering into agreements with potential customers for our products. Petroleum prices have historically been extremely volatile. Lower petroleum prices over extended periods of time may change the perceptions in government and the private sector that cheaper, more readily available energy alternatives should be developed and produced. If petroleum prices were to decline from present levels and remain at lower levels for extended periods of time, the demand for cellulosic and other renewable fuels could be reduced, and our results of operations and financial condition may be adversely affected.

In addition, our commercial production facilities may use significant amounts of natural gas to operate. Accordingly, our business depends on natural gas supplied by third parties. An increase in the price of natural gas could adversely affect our results of operations and financial condition.

Our development efforts may place significant demands on our management and our infrastructure.

We continue to make efforts to develop and bring our products to market. Our development efforts and operations have placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. Managing our development efforts will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, results of operations and financial condition would be harmed.

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

In recent years, the U.S. Congress has been considering legislation to restrict or regulate emissions of GHGs, such as carbon dioxide and methane that are understood to contribute to global warming. In addition, almost half of the states, either individually or through multi-state regional initiatives, have begun to address GHG emissions. Independent of Congress, the EPA has adopted regulations controlling GHG emissions under its existing CAA authority. For example, on December 15, 2009, the EPA officially published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. In 2009, the EPA adopted rules regarding regulation of GHG emissions from motor vehicles. Pursuant to these and other rulemakings and interpretations, the EPA concluded that GHG-emitting stationary sources would become subject to federal permitting requirements under the CAA starting in 2011. In 2010, the EPA issued the Tailoring Rule, that defined regulatory emissions thresholds at which certain new and modified stationary sources would become subject to permitting requirements for GHG emissions under the CAA. In addition, in October 2009, the EPA promulgated a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the United States beginning in 2011 for emissions occurring in 2010. The EPA has also proposed to regulate GHG emissions from certain electric generating units under the CAA’s NSPS program, and may regulate GHG emissions from additional source categories under the NSPS program in the future.

At this time, the projected GHG emissions from our Columbus facility would fall below the currently applicable thresholds which would require federal GHG permitting or reporting. However, our standard commercial production facilities are expected to exceed such thresholds and, therefore, will be subject to GHG permitting and reporting. Although it is not possible at this time to accurately estimate how potential future laws or regulations addressing GHG emissions would impact our business, any future federal laws or implementing regulations that may be adopted to address GHG emissions could require us to incur increased operating costs. The potential increase in the costs of our operations resulting from any legislation or regulation to restrict emissions of GHGs could include new or increased costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our GHG emissions, pay any taxes related to our GHG emissions and administer and manage a GHG emissions program. We cannot predict with any certainty at this time how these possibilities may affect our operations.

Loss of key personnel, including key management personnel and key technical personnel, or failure to attract and retain additional personnel could delay our product development programs and harm our research and development efforts and our ability to meet our business objectives.

Our business requires a management team and employee workforce that is knowledgeable in the technological and commercial areas in which we operate. The loss of any key member of our management or key technical and operational employees, or the failure to attract or retain such employees could prevent us from developing and commercializing our products and executing our business strategy. The problems we have encountered to date at our Columbus facility, the drop in our stock price and our current liquidity needs may make it difficult to attract or retain key personnel. We may also be unable to attract or retain qualified employees in the future due to the intense competition for qualified personnel among catalyst, refining, alternative and renewable fuel businesses, or due to the unavailability of personnel with the qualifications or experience necessary for our business. In particular, our process development program depends on our ability to attract and retain highly skilled technical and operational personnel with particular experience and backgrounds. Competition for such personnel from numerous companies and academic and other research institutions may limit our ability to hire individuals with the necessary experience and skills on acceptable terms. In addition, we expect that the execution of our strategy of constructing multiple commercial production facilities to bring our products to market will require the expertise of individuals experienced and skilled in managing complex, first-of-kind capital development projects.

All of our employees are at-will employees, which means that either the employee or we may terminate their employment at any time. If we are unable to attract and retain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that will adversely affect our ability to commercialize our products, meet the demands of our potential customers in a timely fashion or to support our internal research and development programs, which could impair our ability to meet our business objectives and adversely affect our results of operations and financial condition. In addition, our failure to timely obtain additional financing would require us to reduce our headcount, overhead and other operating costs, each of which would have a material adverse effect on our business, prospects and financial condition. Further, delays in achieving our additional research and development milestones, obtaining financing, delays in completing optimization projects and upgrades at our Columbus facility and negative publicity regarding our company or industry could cause us to lose key personnel.

Weather, natural disasters and accidents may significantly affect our results of operations and financial condition.

Our corporate headquarters, pilot plant and demonstration unit are located outside of Houston, Texas, which is an area exposed to and affected by hurricanes. Major hurricanes may cause significant disruption in our operations on the U.S. Gulf Coast, logistics across the region and the supply of feedstock, which could have an adverse impact on our operations. We do not have a detailed disaster recovery plan. In addition, we may not carry sufficient business insurance to compensate us for losses that may occur. Although we are insured against environmental pollution resulting from environmental accidents that occur on a sudden and accidental basis, such incidents may result in toxic tort claims and any losses or damages could have a material adverse effect on our cash flows and success as an overall business.

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

Our financial condition and operating results may vary significantly from period to period due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this Annual Report:

•	our ability to obtain additional capital necessary to fund our ongoing operations;

•	our achievement of additional research and development milestones prior to restarting our Columbus facility;

•	the timing and results of our optimization projects and upgrades at our Columbus facility;

•	timing of other milestones, operations and results regarding our Columbus facility and our planned commercial production facilities;

•	our ability to obtain additional capital necessary to expand our business in the future;

•	our ability to achieve or maintain profitability;

•	the feasibility of producing our cellulosic gasoline and diesel on a commercial scale;

•	our ability to manage our potential growth, which is subject to our ability to successfully achieve “steady state” operations at our Columbus facility and our planned facilities;

•	loss of key personnel;

•	fluctuations in the price of and demand for petroleum-based products;

•	the availability of cost-effective renewable feedstock sources;

•	the existence of government programs and incentives or regulation;

•	potential issues related to our ability to accurately report our financial results in a timely manner;

•	our dependence on, and the need to attract and retain, key management and other personnel;

•	our ability to obtain, protect and enforce our intellectual property rights;

•	potential advantages that our competitors and potential competitors may have in securing funding or developing projects;

•	business interruptions such as hurricanes, natural disasters and accidents;

•	our ability to comply with laws and regulations;

•	our ability to properly handle and dispose of hazardous materials used in our business; and

•	our ability to use our net operating loss carryforwards to offset future taxable income.

During 2013, we believe that our failure to meet expectations of research analysts and investors caused our stock price to decline significantly. Due to the various factors mentioned above, and other factors described in this Annual Report, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards, or NOLs, to offset future taxable income. We performed a detailed analysis as of December 31, 2012 and determined there was not an ownership change under Section 382 of the Internal Revenue Code. Subsequent to December 31, 2012, if we have undergone an ownership change as a result of issuances of common stock or convertible debt, our ability to utilize NOLs could be limited by Section 382 of the Internal Revenue Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations.

If we fail to maintain an effective system of internal controls, we might be unable to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires us and our independent registered public accounting firm to evaluate and report on our internal control over financial reporting. The process of implementing our internal controls and complying with Section 404 is expensive and time consuming, and requires significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including SEC action, ineligibility for short form registration statements, the suspension or delisting of our Class A common stock from NASDAQ and the inability of registered broker-dealers to make a market in our Class A common stock, which would further reduce our stock price and could harm our business.

International expansion is one of our potential growth strategies, and international operations will expose us to additional risks that we do not face in the United States, which could have an adverse effect on our operating results.

We expect to focus our current business and operations in the United States; however, international expansion is one of our potential growth strategies. If we were to expand internationally, our operations would be subject to a variety of risks that we do not face in the United States including:

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

The market price of shares of our Class A common stock could be subject to wide fluctuations in response to many risk factors listed in this section and others that are beyond our control. For example, from January 2013 through February 2014 the price of our Class A common stock declined significantly. Our stock price may continue to decline in the future and, if it does, we may not be able to remain listed on NASDAQ, as discussed below. Factors that can affect our stock price include:

•	our ability to obtain additional capital necessary to fund our ongoing obligations

•	our achievement of additional research and development milestones prior to restarting our Columbus facility;

•	our timing and results of our optimization projects and upgrades at our Columbus facility;

•	the timing of other milestones, operations and results regarding our initial-scale and planned commercial production facilities;

•	our ability to obtain additional capital necessary to expand our business in the future;

•	actual or anticipated fluctuations in our financial condition and operating results;

•	the position of our cash, cash equivalents and marketable securities;

•	announcement or expectation of additional financing efforts;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;

•	announcements of technological innovations by us, our collaborators or our competitors;

•	announcements by us, our customers or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	the entry into, modification or termination of customer contracts;

•	additions or losses of customers;

•	additions or departures of key management, scientific or other personnel;

•	competition from existing technologies and products or new technologies and products that may emerge;

•	issuance of new or updated research reports by securities or industry analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	changes in existing laws, regulations and policies applicable to our business and products, including RFS2, and the adoption or failure to adopt carbon emissions regulation;

•	sales of our common stock by us, our insiders or our other stockholders;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	general market conditions in our industry; and

•	general economic and market conditions.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of shares of our Class A common stock. If the market price of shares of our Class A common decreases, you may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently the target of this type of litigation as detailed in Part I, Item 3 of this report titled "Legal Proceedings". Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

If the trading price of our Class A common stock fails to comply with the continued listing requirements of NASDAQ, we could face possible delisting. NASDAQ delisting could materially adversely affect the market for our shares.

Since December 2013, our Class A common stock has traded on NASDAQ at less than $2.00 per share.  If at any time our Class A common stock falls below the minimum bid price of $1.00 per share for 30 consecutive days, pursuant to NASDAQ Listing Rule 5450, NASDAQ may provide written notification regarding the delisting of our securities.

We cannot assure you that the price of our Class A common stock will comply with the requirements for continued listing of our shares on NASDAQ, or that any appeal of a decision to delist our Class A common stock will be successful. If our Class A common stock lose their listed status on NASDAQ and we are not successful in obtaining a listing on another exchange, our Class A common stock would likely trade only in the over-the-counter market.

If our Class A common stock were to trade on the over-the-counter market, selling our Class A common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our Class A common stock is delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our Class A common stock, further limiting the liquidity thereof. These factors could result in lower prices and larger spreads in the bid and ask prices for Class A common stock.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our Class A common stock. As of December 31, 2013, entities affiliated with Khosla Ventures, entities affiliated with Artis Capital Management, L.P., entities affiliated with Alberta Investment Management Corporation and BIOeCON B.V. beneficially own, collectively, approximately 77% of our outstanding common stock. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline.

As of December 31, 2013, holders of an aggregate of approximately 78.7 million shares of our common stock and warrants to purchase 5.6 million shares of our Class A common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

In addition, as of December 31, 2013, there were 9.4 million shares subject to outstanding options and 0.2 million restricted shares granted under our amended and restated 2007 Stock Option/Stock Issuance Plan, 0.2 million shares subject to outstanding options and 2.3 million restricted shares granted under our 2011 Long-Term Incentive Plan, and 5.6 million shares subject to outstanding warrants that are eligible for sale in the public market to the extent permitted by any applicable vesting requirements and Rules 144 and 701 under the Securities Act of 1933. These shares can be freely sold in the public market upon issuance and once vested.

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

We own an approximately 30-acre property near Columbus, Mississippi and our 500 bone dry tons, or BDT, per day initial-scale commercial production facility located at that site. We also have approximately 8,900 square feet of office space at that facility.

ITEM 3. Legal Proceedings

On August 20, 2013, Michael Berry, a purported purchaser of our Class A common stock, filed a complaint in the United States District Court for the Southern District of Texas against us, our President and Chief Executive Officer and our former Chief Financial Officer, captioned Michael Berry v. KiOR, Inc., Fred Cannon, and John Karnes. The plaintiff alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act. The plaintiff sought to represent a class of purchasers of our securities from August 14, 2012 to August 7, 2013, and alleged that during this period the market price of our Class A common stock was artificially inflated by allegedly false or misleading statements principally concerning the timing of projected biofuel production levels at our Columbus, Mississippi facility. On October 21, 2013, two other purported purchasers of our Class A common stock, Sharon Kegerreis and Dave Carlton, filed motions to be appointed as lead plaintiffs in connection with this putative class action and to have their attorneys approved as lead counsel. Mr. Berry did not file a motion to be appointed as lead plaintiff. On November 25, 2013, Sharon Kegerreis and Dave Carlton were appointed Lead Plaintiffs and their selection of co-lead counsel was approved by the court. Lead Plaintiffs then filed an amended class action complaint on January 27, 2014, alleging the Exchange Act and Rule 10b-5 violations of the original complaint and seeking to represent a class of purchasers of our securities from August 14, 2012 to January 8, 2014. Our deadline for answering or otherwise responding to the amended class action complaint is March 25, 2014.

On December 12, 2013, Gary Gedig, a purported purchaser of our Class A common stock, filed a derivative complaint in the United States District Court for the Southern District of Texas, allegedly on behalf of the Company, against us, our President and Chief Executive Officer and our former Chief Financial Officer and some of our outside directors. This purported derivative action is captioned Gary Gedig v. Fred Cannon, John Karnes, Samir Kaul, David Paterson, William Roach, and Gary Whitlock. Plaintiff alleges breaches of the fiduciary duties of loyalty and good faith in connection with allegedly false or misleading statements about the progress at our Columbus, Mississippi facility and the timing of projected biofuel production levels. On February 21, 2014, we moved to dismiss the complaint on grounds that Plaintiff failed to plead demand futility and that the complaint fails to state a claim upon which relief can be granted. On February 25, 2014, the case was transferred to the Honorable Lee Rosenthal, before whom the Berry putative class action is pending.

We deny any allegations of wrongdoing and intend to vigorously defend against these lawsuits. However, there is no assurance we will be successful in our defenses or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of these actions. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On January 28, 2014, the SEC served us with a subpoena, pursuant to a formal order of investigation, seeking documents about, among other subject matters, the progress at our Columbus facility and the timing of projected biofuel production levels. We are committed to cooperating with the SEC and responding to the subpoena request. It is not possible at this time to predict the outcome of the SEC investigation, including whether or when any proceedings might be initiated, when these matters may be resolved or what, if any, penalties or other remedies may be imposed.

Except for the matters described above, we are not a party to any material litigation or proceeding and are not aware of any material litigation or proceeding pending or threatened against us.

ITEM 4. Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth the names, ages and positions of our executive officers the date of this Annual Report on Form 10-K.

Name	Age	Position
Executive Officers
Fred Cannon	62	President, Chief Executive Officer and Director
John Kasbaum	55	Senior Vice President of Commercial
Christopher A. Artzer	42	Vice President, General Counsel and Secretary and Interim Chief Financial Officer

Fred Cannon is our President and Chief Executive Officer and a member of our Board of Directors. Mr. Cannon joined KiOR as President and Chief Operating Officer and as a director in June 2008 and was elected Chief Executive Officer in July 2010. He brings to the company strong leadership skills, technical expertise and a 30-year track record of successful international business management in the fuels and chemicals industries, with a particular focus on catalyst and FCC technologies. Prior to KiOR, Mr. Cannon led a distinguished 30 year career at AkzoNobel Catalysts LLC, or AkzoNobel, a global leader in refining catalysts and specialty chemicals manufacturing. Mr. Cannon was president of AkzoNobel from 1997 until the divestment of the business in August 2004. In his role, Mr. Cannon had full profit and loss responsibilities for the company’s Americas business and managed various joint ventures around the world. In August 2004, AkzoNobel’s refinery catalyst business was sold to Albemarle Corporation, or Albermarle, a leader in refining catalysts and specialty chemicals manufacturing. Mr. Cannon served in several executive roles in transitioning the business to ensure continued smooth operations and integration across the new company until June 2008 when he joined KiOR. In all, Mr. Cannon has over 20 years in the refining catalyst business, where he has managed the development, scaling and commercialization of new catalyst technologies, including FCC and hydro-processing catalysts. Mr. Cannon holds an MBA and a B.S. in Engineering from the University of South Alabama.

John Kasbaum has been our Senior Vice President of Commercial since joining us in June 2010. Previously, Mr. Kasbaum served as Division Vice President of the FCC division of Albemarle from September 2009 to May 2010. He also served on the Board of Directors for Albemarle’s joint venture with PetroBras, the Brazilian energy company, for the manufacture, sales and marketing of FCC catalysts in South America. In a previous role at Albemarle, Mr. Kasbaum was Division Vice President of Alternative Fuel Technologies from December 2007 to August 2009. He served as Alliance Director for Albemarle’s petroleum refining Hydroprocessing Alliance with Honeywell’s UOP division from 2006 to December 2007. Mr. Kasbaum has more than 20 years of experience in catalysis business strategy, sales, marketing, manufacturing and technology. Mr. Kasbaum holds an MBA from the McCombs School of Business at the University of Texas at Austin, as well as a bachelor’s degree in Engineering and Business Management, also from the University of Texas at Austin.

Christopher A. Artzer has been our Vice President, General Counsel and Secretary since joining us in March 2011 and Interim Chief Financial Officer since December 2013. From December 2004 to March 2011, Mr. Artzer served as Vice President, General Counsel & Secretary of TPC Group, Inc., or TPC Group. Prior to joining TPC Group in December 2004, Mr. Artzer was counsel at the law firm of Akin Gump Strauss Hauer & Feld LLP in Houston, Texas. Mr. Artzer received a B.A. in Government from Dartmouth College and a J.D. from the University of Texas School of Law.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Equity and Related Shareholder Matters

Our Class A common stock commenced trading on June 24, 2011 on NASDAQ under the symbol “KIOR”. As of February 28, 2014, there were approximately 25 holders of record of our Class A common stock and 24 holders of record of our Class B common stock.

The following table contains information about the high and low sales price per share of our Class A common stock for fiscal years 2013 and 2012 as reported by NASDAQ.

	Sales Price
	High	Low
Fiscal 2013
Fourth quarter	$2.90	$1.40
Third quarter	5.78	1.30
Second quarter	5.94	3.82
First quarter	7.60	4.45
Fiscal 2012
Fourth quarter	$9.52	$4.82
Third quarter	9.95	6.61
Second quarter	13.42	6.34
First quarter	13.90	7.51

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

Our October 2013 Note Purchase Agreement as well as our Loan and Security Agreement provides in part that we may not (a) repurchase or redeem any class of stock or other equity interest other than pursuant to employee, director or consultant repurchase plans or other similar agreements or (b) declare or pay any cash dividend or make a cash distribution on any class of stock or other equity interest (except a dividend or distribution may be made by us to any of our subsidiaries).

Shareholder Return Performance Graph (1)

The following graph shows a comparison for the quarters from June 24, 2011 through December 31, 2013 of cumulative total return on assumed investment of $100.00 in cash in our Class A common stock, the S&P SmallCap 600 Index and a peer group selected by us. Such returns are based on historical results and are not intended to suggest future performance. Data assumes reinvestment of dividends, if any.

	06/24/11	09/30/11	12/30/11	03/30/12	06/29/12	09/28/12	12/31/12	03/29/13	06/28/13	09/30/13	12/31/13

KiOR Inc. Cl A	$100.00	$138.27	$67.87	$89.13	$59.67	$62.00	$42.73	$31.00	$38.07	$18.80	$11.20
Peer Group	$100.00	$49.93	$48.62	$47.22	$38.74	$28.42	$20.57	$22.12	$25.90	$22.91	$23.74
S&P Small Cap 600	$100.00	$83.12	$97.08	$108.40	$104.19	$109.46	$111.47	$124.29	$128.76	$142.15	$155.67

(1)

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed incorporated by reference into any filing of KiOR, Inc. under the Securities Act of 1933, as amended.

(2)	Peer group composed of the following companies: Solazyme, Inc., Amyris Inc., Codexis, Inc., and Gevo, Inc.

ITEM 6. Selected Financial Data

The selected consolidated statement of operations data for the years ended December 31, 2013, 2012, and 2011 and the selected consolidated balance sheet data as of December 31, 2013 and 2012 are derived from our audited Consolidated Financial Statements, appearing elsewhere in this Annual Report. The summary consolidated statement of operations data for the year ended December 31, 2010 and 2009 and the summary consolidated balance sheet data as of December 31, 2011, 2010, and 2009 are derived from our audited consolidated financial statements not included elsewhere in this report. You should read the summary of our consolidated financial data set forth below together with the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes appearing elsewhere in this Annual Report. Our historical results presented below are not necessarily indicative of financial results to be achieved in the future.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Operating revenue	$1,825	$87	$—	$—	$—

Loss from operations (2)	(320,613)	(96,176)	(57,147)	(31,781)	(13,636)

Interest income	2	15	6	34	65
Beneficial conversion feature expense	—	—	—	(10,000)	—
Interest expense, net of amounts capitalized	(26,840)	(274)	—	(1,812)	(242)
Foreign currency gain (loss)	—	—	—	—	(215)
Loss from change in fair value of warrant liability	—	—	(6,914)	(2,365)	—

Loss before income taxes	(347,451)	(96,435)	(64,055)	(45,924)	(14,028)
Income tax expense	—	—	—	(3)	(31)

Net loss	$(347,451)	$(96,435)	$(64,055)	$(45,927)	$(14,059)

Deemed dividend related to the beneficial conversion feature of Series C convertible preferred stock	—	—	(19,669)	—	—

Net loss attributable to stockholders	(347,451)	$(96,435)	$(83,724)	$(45,927)	$(14,059)

Net loss per share of Class A common stock, basic and diluted	$(3.25)	$(0.92)	$(0.87)	$—	$—

Net loss per share of Class B common stock, basic and diluted(1)	$(3.25)	$(0.92)	$(0.87)	$(0.56)	$(0.24)

Weighted-average Class A and B common shares outstanding, basic and diluted(1)	106,996	104,335	60,205	15,382	14,400

	As of December 31,
	2013	2012	2011	2010	2009
		(In thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$25,117	$40,887	$131,637	$51,350	$5,176
Property, plant and equipment, net	52,300	246,410	169,923	34,880	10,526
Total assets	86,050	296,037	305,264	88,841	18,522
Long-term convertible promissory note to stockholder	—	—	—	—	15,000
Long-term debt, net of discount, including current portion	227,948	126,002	52,810	9,517	4,049
Convertible preferred stock	—	—	—	134,384	14,384
Total stockholders’ equity (deficit)	(154,593)	159,008	228,739	(62,123)	(17,252)

(1)

See Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report for an explanation of the method used to calculate (a) net loss per share of common stock, basic and diluted and (b) weighted-average number of shares used in the computation of the per share amounts.

(2)

For the year ended December 31, 2013, includes an impairment of $185.0 million for our Columbus facility. An impairment was recorded due to the Columbus facility not generating positive cash flows and us not being able to get the facility to “steady state” operations. Furthermore, for the year ended December 31, 2013, we recorded an impairment of $11.3 million related to the design costs of our previously planned commercial production facility in Natchez, Mississippi. Raising the capital necessary to construct our next commercial production facility is subject to our raising capital in the near term to continue our operations, our successful completion of our optimization projects and upgrades and their success in improving operations at the Columbus facility. As such, we cannot be certain that the construction of our next commercial production facility is probable.

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

Overview

We are a next-generation renewable fuels company. We have developed a proprietary catalytic process that allows us to produce cellulosic gasoline and diesel from abundant, lignocellulosic biomass. Our cellulosic gasoline and diesel are true hydrocarbon fuels which are similar to their traditional petroleum-based counterparts and yet we estimate they will result in over 60% less life cycle GHG emissions. While other renewable fuels are derived from soft starches, such as corn starch or cane sugar, for ethanol, or from soy and other vegetable oils for biodiesel, cellulosic fuel is derived from lignocellulose found in wood, grasses and the non-edible portions of plants. Our biomass-to-cellulosic fuel technology platform combines our proprietary catalyst systems with FCC processes that have been used in crude oil refineries to produce gasoline for over 60 years.

In April 2012, we mechanically completed our Columbus facility. During the fourth quarter of 2012, we commissioned our proprietary BFCC operation at the Columbus facility, and produced our first “on specification” cellulosic intermediate oil in limited quantities. In the first quarter of 2013, we commissioned the Columbus plant’s hydrotreater and fractionation units, and made our first cellulosic diesel and gasoline shipments in March 2013 and June 2013, respectively. During 2013, we gradually increased production at our Columbus facility but did not reach “steady state” production.

We have substantial doubts about our ability to continue as a going concern. To continue as a going concern, we must secure additional capital to provide us with additional liquidity. Other than the Commitment from Mr. Khosla to invest in us a cash amount of up to an aggregate of $25,000,000 in available funds in a number of monthly borrowings of no more than $5,000,000 per month, we have no other near-term sources of financing. Because the Commitment is subject to the negotiation and execution of definitive financing documents and the achievement of performance milestones, we cannot be certain as to the ultimate timing or terms of this investment. If we are unsuccessful in finalizing definitive documentation with Mr. Khosla on or before April 1, 2014, we will not have adequate liquidity to fund our operations and meet our obligations (including our debt payment obligations) and we do not expect other sources of financing to be available to us. This will likely cause us to default under our existing debt and we could be forced to seek relief under the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy may be filed against us). In addition, any new financing will require the consent of our existing debt holders and may require the restructuring of our existing debt. If we successfully achieve our performance milestones that allow us to receive the full Commitment in the near term, we expect to be able to fund our operations and meet our obligations until August 31, 2014, but will need to raise additional funds to continue our operations beyond that date.

During the first quarter of 2014, we commenced a series of optimization projects and upgrades at our Columbus facility. The optimization projects and upgrades are targeted at improving throughput, yield and overall process efficiency and reliability. In terms of throughput, we have experienced issues with structural design bottlenecks and reliability that have limited the amount of wood that we can introduce to our BFCC system. These issues have caused the Columbus facility to run significantly below its nameplate capacity for biomass of 500 bone dry tons per day and limited our ability to produce cellulosic gasoline and diesel. We have identified and intend to implement changes to the BFCC, hydrotreater and wood yard that we believe will alleviate these issues. In terms of yield, we have identified additional enhancements that we believe will improve the overall yield of transportation fuels from each ton of biomass from the Columbus facility, which has been lower than expected due to a delay introducing our new generation of catalyst to the facility and mechanical failures impeding desired chemical reactions in the BFCC reactor. In terms of overall process efficiency and reliability, we have previously generated products with an unfavorable mix that includes higher percentages of fuel oil and off specification product. Products with higher percentages of fuel oil result in lower product and RIN revenue and higher overall costs. We have identified and intend to implement changes that we believe will further optimize our processes and increase reliability and on-stream percentage throughout our Columbus facility. We are also aiming to make reductions to our cost structure by, among other things, decreasing natural gas consumption by the facility. While we have completed some of these projects and upgrades, we have elected to suspend further optimization work and bring the Columbus facility to a safe, idle state, which we believe will enable us to restart the facility upon the achievement of additional research and development milestones, financing and completion of the optimization work. We do not expect to complete these optimization projects until we achieve additional research and development milestones and receive additional financing.

Subject to our ability to achieve these additional research and development milestones, our ability to raise capital, our ability to successfully complete our optimization projects and upgrades and the success of these projects and upgrades in improving operations at our Columbus facility, we intend to begin construction of our next commercial production facility, which we do not expect to occur before the second half of 2015 at the earliest. We will also need to raise additional capital to continue our operations, build our next commercial production facility and subsequent facilities, continue the development of our technology and products, commercialize any products resulting from our research and development efforts, and satisfy our debt service obligations.

We were incorporated and commenced operations in July 2007. Since our inception, we have operated as a development stage company, performing extensive research to develop, enhance, refine and commercialize our biomass-to-cellulosic fuel technology platform. We have focused our efforts on research and development and getting our Columbus facility to steady state operations. As a result, we have generated net losses of $347.5 million, $96.4 million and $64.1 million for the years ended December 31, 2013, 2012 and 2011, respectively, as well as total of $525.5 million of operating losses and an accumulated deficit of $574.3 million from our inception through December 31, 2013. We expect to continue to incur operating losses until we construct our first standard commercial production facility and it is operational. As discussed above, we have substantial doubts about our ability to continue as a going concern and we must raise capital in one or more external equity and/or debt financings to fund the cash requirements of our ongoing operations. Other than the Commitment from Mr. Khosla, all of our other committed sources of financing are contingent upon, among other things, our raising $400 million from one or more offerings, private placements or other financing transactions, which we do not expect to occur prior to the completion of the optimization projects and upgrades at our Columbus facility.

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

The majority of our long-lived assets, other than intangible assets, consist of our Columbus facility, demonstration unit, and pilot unit. The demonstration and pilot units are variations of common refinery equipment used in technology development and scale-up of processes that have been scaled and modified for our research and development purposes. Our intangible assets consist of purchased biomass conversion technology and technology licenses.

For the fourth quarter of 2013, we determined that impairment indicators existed related to the Columbus facility as a result of the Columbus facility not generating positive cash flows and us not being able to get the facility to “steady state” operations. We recorded an impairment of $185.0 million as of December 31, 2013. Estimates of future cash flows used to test the recoverability of a long-lived asset are based on the existing service potential of the asset at the date it is tested. As of December 31, 2013, the Columbus facility required optimization projects and upgrades to achieve operational targets that we believe are attainable based on the design of the facility. We plan to pursue the required financing to complete such optimization projects and upgrades to achieve operational targets of the facility, however we do not currently have the funds nor do we have any committed funds available to complete the optimization projects and upgrades to progress the Columbus facility to a cash positive asset. As the facility does not have other alternative uses in its current state, we impaired the Columbus facility and estimated the fair value to be its salvage value.

For the fourth quarter of 2013, we also recorded an impairment of $11.3 million related to the design costs of our previously planned commercial production facility in Natchez, Mississippi. Raising the capital necessary to construct our next commercial production facility is subject to our raising capital in the near term to continue our operations, our successful completion of our optimization projects and upgrades and their success in improving operations at the Columbus facility. As such, we cannot be certain that the construction of our next commercial production facility is probable.

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

See Note 13 – Stock-Based Compensation for the unrecognized stock-based compensation cost and weighted-average period for the cost to be recognized over for awards under our 2007 Stock Option/Stock Issuance Plan and 2011 Long-Term Incentive Plan.

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

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. We recognize a valuation allowance against our net deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be fully realizable. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At December 31, 2013 and 2012, we had a full valuation allowance against all of our deferred tax assets, including our NOLs.

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

Common Stock Warrants

We estimate the fair value of our common stock warrants using the Black-Scholes model. The risk-free interest rate was based on the market yield currently available on United States Treasury securities with maturities approximately equal to the warrant’s expected term. Expected term represents the period that our common stock warrants are expected to be outstanding. In the case of our common stock warrants issued under the Loan and Security Agreement, the warrants generally have a term of seven years. The expected volatility was based on the historical stock volatilities of several comparable publicly-traded companies over a period equal to the expected terms of the warrants, as we do not have a long trading history to use to estimate the volatility of our own common stock. Our expected dividend yield was assumed to be zero as we have not paid, and do not anticipate paying, cash dividends on our shares of common stock.

We will continue to use judgment in evaluating the expected volatility, lives, and dividend rate related to our common stock warrants on a prospective basis and incorporating these factors into our warrant-valuation model.

Results of Operations

During 2013, we continued in the startup phase at our Columbus facility but did not achieve steady state operations. During this phase, we expect that our results of operations will fluctuate significantly and will not be comparable to results we expect to achieve once we reach steady state operations. Lower overall volumes, unfavorable product mix (higher percentage of fuel oil) and resulting lower product and RIN revenue, lower yields of cellulosic fuel, limited number of customers and pricing flexibility, lower wood yard efficiencies and other unfavorable metrics are factors that we expect will improve on achieving steady state operations. We ceased production at our Columbus facility at the start of 2014 in order to focus on optimization projects and upgrades. While we have completed some of these projects and upgrades, we have elected to suspend further optimization work and to bring the Columbus facility to an idle state. During this time, unless and until we restart the facility, we expect to have no production or revenue from the facility, but will continue to incur significant operating costs and expenses. If we successfully achieve our performance milestones that allow us to receive the full Commitment from Mr. Khosla in the near term, we expect to be able to fund our operations and meet our obligations until August 31, 2014, but will need to raise additional funds to continue our operations beyond that date.

 Comparison of Years Ended December 31, 2013 and 2012

Revenues

	Years Ended December 31,		Year – to – Year Change
	2013	2012	$	%
	(Dollars in thousands)
Revenues:
Product revenue	$1,476	$85	1,391	N/A
Renewable identification number revenue	349	2	347	N/A

Total revenues	$1,825	$87	$1,738

Product revenue. Our product revenue was $1.5 million for the year ended December 31, 2013 compared to $85,000 for the same period in 2012. Product revenue of approximately $1.4 million was primarily generated by our cellulosic gasoline, diesel, and fuel oil shipments from our Columbus facility. All revenues in the year ended December 31, 2013 and 2012 are attributable to customers in the United States. For the year ended December 31, 2013, our revenue and production from our Columbus facility consisted of the following:

	Cellulosic Gasoline	Cellulosic Diesel	Fuel Oil
Product Revenue	$624,000	$721,000	$77,000
Gallons Produced	372,000	308,000	214,000
Gallons Sold	282,000	234,000	81,000

The remaining product revenue was generated from our research and development facilities and it primarily relates to revenue earned from the sale of blended diesel to one of our offtake customers for fleet testing, as further discussed in the paragraph below. Currently, we have ceased work on a series of optimization projects and upgrades at the Columbus facility and are bringing the facility to an idle state. These projects were targeted at improving throughput, yield and overall process efficiency and reliability and to address problems we have had to date in the Columbus facility with structural design bottlenecks and reliability issues, operations below nameplate capacity, unfavorable product mix and higher costs due to overall process inefficiencies. As a result of this cessation of operations, we are unable to estimate 2014 production levels.

Revenue for the year ended December 31, 2012 was generated from a contract whereby we sold 1,024 gallons of our cellulosic diesel produced from our research and development facilities to an obligated third-party to blend with 20,924 gallons of diesel. We then purchased the blended diesel from the obligated third-party for sale to one of our offtake customers for fleet testing. During the fourth quarter of 2012, we sold 12,800 gallons of this blended diesel, of which approximately 597 gallons was our cellulosic diesel. Revenue consisted of our fuel price plus incremental fees incurred to purchase diesel and costs to blend it with our cellulosic diesel. We sold the remaining blended diesel in the first quarter of 2013.

Renewable identification number revenue. Our RIN revenue was $349,000 for the year ended December 31, 2013 compared to $2,000 in 2012. We generated cellulosic gasoline and diesel RINs in connection with our cellulosic gasoline and diesel shipments from our Columbus facility. For the year ended December 31, 2013, our RIN revenue consisted of $198,000 from 387,000 cellulosic diesel RINs and $151,000 from 276,000 cellulosic gasoline RINs. Our fuel oil shipments do not generate RINs. We generated and sold 1,741 cellulosic diesel RINs for $2,000 in the fourth quarter of 2012 due to the contract discussed above.

If and when we restart our Columbus facility, we expect that our revenues from sales of cellulosic gasoline and diesel and RINs will be limited and unpredictable, at least in the near term, as we then continue to bring the facility to steady state operations. In addition, we ceased work on optimization projects and upgrades at our Columbus facility and are bringing the facility to an idle state. During this time, we expect to have no production or revenue from the facility until and unless we restart the facility. We also expect that our revenues will be subject to price fluctuations, including the prices we obtain from different customers for our cellulosic gasoline, diesel and fuel oil and RINs under our off-take agreements or spot sale arrangements. All revenues for the year ended December 31, 2013 and 2012 are attributable to customers in the United States. In addition, the value of cellulosic gasoline and diesel RINs decreased following the announcement in November 2013 of proposed 2014 Renewable Volume Obligation, or RVO, rulemaking through the EPA. We expect the value we receive for our cellulosic gasoline and diesel RINs will continue to be depressed during pendency of such rulemaking and could remain depressed if the final RVO rulemaking does not support companies like ours.

Operating Expenses

	Years Ended December 31,		Year – to – Year Change
	2013	2012	$	%
	(Dollars in thousands)
Operating expenses:
Cost of product revenue	$57,157	$68	57,089	N/A
Research and development expenses	33,164	36,649	(3,485)	(10)%
General and administrative expenses	35,848	59,546	(23,698)	(40)%
Loss on impairment	196,269	—	196,269	N/A
Total operating expenses	$322,438	$96,263	$226,175

Cost of product revenue. Our cost of product revenue increased by $57.1 million for the year ended December 31, 2013 compared to the same period in 2012. In March 2013, as a result of producing finished products and having our first cellulosic diesel shipment from the Columbus facility, we placed the plant into service. Depreciation, operating and manufacturing costs incurred at our Columbus facility subsequent to placing the plant into service are presented as cost of product revenue.

General and administrative expenses in 2013 included $7.1 million of costs related to operating and manufacturing at the Columbus facility and our cost of product revenue in 2013 was $57.2 million. In 2012, general and administrative expenses included $30.3 million of costs related to operating and manufacturing at the Columbus facility and we had no cost of product revenue. This increase in operating and manufacturing costs at the Columbus facility in 2013 primarily relates to: an increase of $7.9 million of inventory charges for consumption of raw materials to produce our cellulosic gasoline, diesel, and fuel oil; an increase of $7.5 million relating to depreciation of the facility, which we placed into service in March 2013; an increase of $5.0 million for utility usage such as natural gas, electricity, and water to run the facility; an increase of $3.3 million for maintenance and repairs to equipment during plant shutdowns; an increase of $3.0 million for taxes primarily related to Mississippi franchise taxes and property taxes now that the facility has been placed into service; an increase of $2.9 million for leases primarily related to the hydrogen and nitrogen plants that we began using in the second half of 2012 to run the facility; an increase of $2.0 million in payroll and related expenses due to (i) increased headcount and overtime incurred, and (ii) a reimbursement in 2012 by the MDA for some payroll costs that did not reoccur in 2013; and an increase of $2.0 million for disposal fees. The remaining increase of $0.4 million relates to an increase in the following: property insurance now that the facility is placed into service, production chemicals used to run the plant, freight costs incurred in operations, supplies, employee travel, and new employee costs, partially offset by a decrease in consultant fees due to our hiring consultants in 2012 to commission and start up the facility. Our production costs in 2013 were higher than anticipated due to the problems we experienced at the Columbus facility and overall process inefficiencies.

Research and Development Expenses.   Our research and development expenses decreased by $3.5 million, or 10%, for the year ended December 31, 2013 compared to the same period in 2012. The decrease in research and development expenses was primarily due to a decrease of $2.0 million in operating costs associated with our research and development facilities. There was also a decrease to research and development expense of $1.0 million due to lower costs expended for laboratory testing and supplies in connection with testing biomass fuels for quality as we met the quality standards and completed the registration of our fuel with the EPA in 2012. Our research and development payroll and related expenses decreased by approximately $0.6 million primarily due to a decrease in stock based compensation expense for the year ended December 31, 2013 compared to the same period in 2012 due to a significant amount of forfeitures as a result of headcount reductions during 2013.

General and Administrative Expenses. Our general and administrative expenses decreased by $23.7 million, or 40%, for the year ended December 31, 2013 compared to the same period in 2012. This decrease was primarily the result of $7.1 million of start-up costs incurred at our Columbus facility during 2013 compared to $30.3 million during 2012, a decrease of $23.2 million. This decrease is primarily due to a full year of start-up costs in 2012 compared to two months of start-up costs in 2013. As noted in cost of product revenue above, subsequent to placing our Columbus facility into service in March 2013, operating costs at the facility are now included in cost of product revenue. The remaining decrease to general and administrative expenses of approximately $0.5 million is primarily due to a decrease in stock based compensation expense for the year ended December 31, 2013 compared to the same period in 2012 due to a significant amount of forfeitures as a result of headcount reductions during 2013.

Loss on Impairment. For the year ended December 31, 2013, we recorded an impairment of $185.0 million for our Columbus facility as a result of the Columbus facility not generating positive cash flows and the Company not being able to get the facility to “steady state” operations. Furthermore, for the year ended December 31, 2013, we recorded an impairment of $11.3 million related to the design costs of our previously planned commercial production facility in Natchez, Mississippi. Raising the capital necessary to construct our next commercial production facility is subject to our raising capital in the near term to continue our operations, our successful completion of our optimization projects and upgrades and their success in improving operations at the Columbus facility. As such, we cannot be certain that the construction of our next commercial production facility is probable.

Other Income (Expense), Net

	Years Ended December 31,		Year-to-Year Change
	2013	2012	$	%
	(Dollars in thousands)
Other income (expense), net:
Interest income	$2	$15	$(13)	(87)%
Interest expense, net of amounts capitalized	(26,840)	(274)	26,566	N/A
Other income (expense), net	$(26,838)	$(259)	$26,579

Interest Income. Interest income decreased by $13,000, or 87%, for the year ended December 31, 2013 as compared to the same period in 2012. The decrease is primarily due to less cash on hand invested in money market accounts during 2013 compared to 2012.

Interest Expense, Net of Amounts Capitalized. Interest expense increased by approximately $26.6 million for the year ended December 31, 2013 compared to the same period in 2012. In March 2013, we placed our Columbus facility into service, which significantly reduced interest expense capitalized after the in-service date. Until we incur significant capital expenditures at our next commercial production facility, we expect that our interest expense will not be capitalized.

Comparison of Years Ended December 31, 2012 and 2011

Revenues

	Years Ended December 31,		Year – to – Year Change
	2012	2011	$	%
	(Dollars in thousands)
Revenues:
Product revenue	$85	$—	85	N/A
Renewable identification number revenue	2	—	2	N/A

Total revenues	$87	$—	$87

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

Operating Expenses

	Years Ended December 31,		Year – to – Year Change
	2012	2011	$	%
	(Dollars in thousands)
Operating expenses:
Cost of product revenue	$68	$—	68	N/A
Research and development expenses	36,649	33,806	$2,843	8%
General and administrative expenses	59,546	23,341	36,205	155%

Total operating expenses	$96,263	$57,147	$39,116

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

General and Administrative Expenses.  Our general and administrative expenses increased by $36.2 million, or 155%, for the year ended December 31, 2012 compared to the same period in 2011. This increase was primarily the result of $30.2 million of start-up costs, an increase of $28.5 million compared to the same period in 2011, incurred at our Columbus facility that we mechanically completed in April 2012 and completed commissioning in September 2012. The facility is in the start-up phase, which consists of operating the facility in the manner for which it was designed and identifying and addressing issues that cannot be identified during commissioning. The increase in general and administrative expenses is also due to an increase of $7.1 million in payroll and related expenses, excluding payroll and related expenses for our Columbus employees that are included in start-up costs. Payroll and related expenses included stock-based compensation of $11.0 million compared to $5.1 million for the years ended December 31, 2012 and 2011, respectively. The remaining increase in general and administrative expenses primarily relates to costs incurred operating as a public company for the entire period in 2012.

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

Interest Expense, Net of Amounts Capitalized.  Interest expense increased by approximately $274,000 for the year ended December 31, 2012 compared to 2011 as we were unable to capitalize all of our interest during the year ended December 31, 2012 due to additional interest expense recorded for the termination of our January 27, 2010 business loan agreement with Lighthouse Capital Partners VI, L.P. and Leader Lending, LLC, which we refer to as the Business Loan.

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

Liquidity and Capital Resources.

Since inception, we have generated significant losses. As of December 31, 2013, we had an accumulated deficit of approximately $574.3 million and we expect to continue to incur operating losses until we construct our first standard commercial production facility and it is operational. We must raise significant additional capital by August 31, 2014 in order to fund the cash requirements of our ongoing operations.

Other than the Commitment from Mr. Khosla to invest in us a cash amount of up to an aggregate of $25,000,000 in available funds in a number of monthly borrowings of no more than $5,000,000 per month, we have no other near-term sources of financing. Because the Commitment is subject to the negotiation and execution of definitive financing documents and the achievement of performance milestones, we cannot be certain as to the ultimate timing or terms of this investment. There is no assurance that we will be able to successfully secure such additional financing and if we are unable to do so, we do not expect to find other sources of financing. If we are not able to successfully secure such financing by April 1, 2014, we will likely be forced to voluntarily seek protection under the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy may be filed against us). If we successfully achieve our performance milestones that allow us to receive the full Commitment in the near term, we expect to be able to fund our operations and meet our obligations until August 31, 2014, but will need to raise additional funds to continue our operations beyond that date.

Even if we are able to secure the funds under the Commitment or any additional financing, any investment may require significant changes to our current business structure, including, but not limited to: a change in the focus of our business; suspension of some or all of our operations; delaying or scaling back our business plan, including our research and development programs; reductions in headcount, overhead and other operating costs; and the longer-term or permanent closing of our Columbus facility, each of which would have a material adverse effect on our business, prospects and financial condition. We have substantial doubts about our ability to continue as a going concern.

Commercialization of our technology will also require significant capital and other expenditures, including costs related to: (i) ongoing efforts to achieve steady-state operations, (ii) a series of optimization projects and upgrades at our Columbus facility and (iii) the construction of our next commercial production facility, all of which will also require us to raise significant amounts of additional capital.

As of December 31, 2013, we had cash and cash equivalents of $25.1 million. As of February 28, 2014, we had cash and cash equivalents of $9.2 million.

Our material liquidity needs over the next twelve months from February 28, 2014 consist of the following:

•

Funding our research and development costs and overhead costs, which we expect to be approximately $34.8 million. We do not expect to generate sufficient revenue from the sale of our cellulosic fuel to allow us to fund these costs from internally generated cash from operations until we construct our first standard commercial production facility and it is operational.

•	Funding our debt service costs, which we expect to be approximately $3.8 million, assuming we continue to elect to pay-in-kind interest due under the Loan and Security Agreement.

•

Funding the current operating costs of our Columbus facility, including costs to bring the facility to an idle state and maintain the facility in near ready startup mode, which we expect to be approximately $17.2 million. We expect to have no production or revenue from our Columbus facility over the next 12 months, unless and until we restart the facility.

In addition to the cash on hand at February 28, 2014 and the commitment from Mr. Khosla, we must raise $25 million to $30 million in one or more external equity and/or debt financings to fund the cash requirements of our ongoing operations and our other material liquidity needs for the next twelve months from February 28, 2014. As discussed in further detail below, other than the Commitment, our private placements with Khosla and Gates involve two tranches and the second tranche is our only other committed source of financing. The commitment by Gates to close a second tranche will terminate on June 30, 2014 and we do not expect to be able to satisfy the closing conditions for that tranche in time to meet the deadline. Any funds from the second tranche of the Khosla private placement is unlikely to come in the near term because in order to close such second tranche we must, among other things, raise $400 million.

Our ability to obtain additional external debt financing is limited by the amount and terms of our existing borrowing arrangements and the fact that all of our assets have been pledged as collateral for these existing arrangements. In addition, any new financing will require the consent of our existing debt holders and may require the restructuring of our existing debt. A failure to make necessary timely payments under our existing debt instruments and to comply with the covenants under such debt instruments could result in an event of default, which would have a material adverse effect on our business, prospects and financial condition.

For example, our loan agreement with the MDA requires semiannual payments on June 30 and December 31 each year. If we do not successfully secure the funds under the Commitment, we do not, without additional financing, have the funds needed to pay our payment due June 30, 2014. Furthermore, this loan requires certain investments in property, plant and equipment and certain expenditures for wages and direct local purchases, both of which we do not expect to satisfy by the requisite deadlines if the Columbus facility is not operating during 2014. If an event of default occurs and is continuing, the Mississippi Development Authority may accelerate amounts due under the loan agreement, which is secured by certain equipment, land and buildings of KiOR Columbus.

Furthermore, there are cross-default provisions in certain of our existing debt instruments such that an event of default under one agreement or instrument could result in an event of default under another. If an event of default resulted in the acceleration of all of our payment obligations under our debt instruments as of February 28, 2014, we would be required to pay our lenders an aggregate of $279.5 million. In the event of an acceleration of amounts due under our debt instruments as a result of an event of default, we will not have sufficient funds to pay such amounts and do not expect to be able to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interests in the collateral securing such indebtedness.

The October 2013 Note Purchase Agreement and the Stock Purchase Agreement further require us to file a registration statement, which we refer to as the Registration Statement, covering the resale of Class A common stock issuable under such agreements, which we refer to as the Registrable Securities, by April 21, 2014, which we refer to as the Registration Deadline. We do not expect to be able to file the Registration Statement by the Registration Deadline and failure to do so will subject us to liquidated damages. The liquidated damages will be in an amount equal to 1.5% of the aggregate purchase price paid by the holder pursuant to the October 2013 Note Purchase Agreement or the Stock Purchase Agreement, as applicable, for the securities with respect to which any unregistered Registrable Securities are then held by such holder for each consecutive or non-consecutive 30 day period after the Registration Deadline and prior to the date the Registration Statement is declared effective by the SEC, or during which sales of any Registrable Securities covered by a Registration Statement cannot be made pursuant to any such Registration Statement after the Registration Statement has been declared effective. We must pay such liquidated damages in cash within 5 trading days after the end of each 30 day period giving rise to such obligation.

In addition, under our Loan and Security Agreement, we are required to file a registration statement covering the resale of warrants issued under the Loan and Security Agreement and the shares of our Class A common stock issuable upon exercise of such warrants on or prior to the Registration Deadline. We do not expect to be able to file such registration statements by the Registration Deadline and failure to do so will subject us to liquidated damages. The liquidated damages payable is an amount equal to the product of (i) the aggregate exercise price of the warrant and the warrant shares then held by the warrantholder, which are not able to be sold pursuant to a registration statement for the reasons previously described, which we refer to as the Aggregate Share Price, multiplied by (ii) one and one-half hundredths (.015), for each 30 day period, (A) after the Registration Deadline and prior to the date the registration statement is declared effective by the SEC, and (B) during which sales of any warrants or warrant shares covered by a registration statement cannot be made pursuant to any such registration statement after the registration statement has been declared effective, subject to limited exceptions. The liquidated damages are payable in cash within 5 trading days after the end of each 30 day period that gives rise to the payment obligation, but are limited to 25% of the Aggregate Share Price paid by (or to be paid by) a warrantholder for its warrant shares. We are in discussions with the warrantholders on modifying these terms.

We did not begin to produce or generate any revenue from sales of our cellulosic fuel at our Columbus facility until March 2013 and have only generated limited revenue to date. Unless and until we obtain financing to complete our optimization projects and upgrades and restart our Columbus facility, we expect to have no production or revenue from that facility. Furthermore, if and when we restart our Columbus facility, we expect our revenues from the facility to be limited until we reach steady-state operations and we do not expect to have positive cash from operations at least until our next commercial facility has been constructed and is operational. Even if we restart our Columbus facility and reach steady-state operations at the facility, our offtake agreement with FedEx is subject to the satisfaction of various conditions, such as the agreement upon final logistics for the delivery of our cellulosic fuel. We have not satisfied all of these conditions, and some of the conditions are in the control of the counterparty, before the counterparty is obligated to purchase our cellulosic fuel and make payments to us under that offtake agreement.

Long-Term Debt

Long-term debt at December 31, 2013 and 2012 consisted of the following:

	December 31,
	2013	2012
	(Amounts in thousands)
Long-Term Debt:
Equipment loans	$—	$1,989
Mississippi Development Authority Loan	69,375	73,125
Alberta Lenders/Khosla Term Loan	104,447	88,013
Sr. Secured Convertible Note	95,697	—
Less: unamortized debt discounts	(41,571)	(37,125)

Long-term debt, net of discount	227,948	126,002
Less: current portion	(3,750)	(5,124)

Long-term debt, less current portion, net of discount	$224,198	$120,878

Senior Secured Convertible Promissory Note Purchase Agreement

On October 18, 2013, we entered into a Senior Secured Convertible Promissory Note Purchase Agreement, which we refer to as the October 2013 Note Purchase Agreement, with KV III, Khosla and VNK, which we refer to collectively as the Purchasers and KV III as agent for the Purchasers. The October 2013 Note Purchase Agreement was amended on October 20, 2013 and the October 2013 Note Purchase Agreement, as amended, is described below.

The October 2013 Note Purchase Agreement contemplates two tranches of financing. The first tranche consisted of the issuance of $42.5 million of Notes in exchange for a like amount of cash and approximately $53.2 million of Notes in exchange for a like amount of existing indebtedness outstanding under our existing Loan and Security Agreement. The second tranche consists of the sale of up to $7.5 million of shares of our Class A Common Stock and the sale of shares of our Class A Common Stock in exchange for a like amount of existing indebtedness equal to $25 million in principal amount, plus accrued interest and applicable fees outstanding under the Loan and Security Agreement prior to March 17, 2013.

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

The Notes bear no interest and are convertible into shares of Class A Common Stock at the conversion price, which was $2.897 per share at the time the first tranche closed and which we refer to as the Conversion Price. The Conversion Price may be decreased in the event of certain subsequent issuances, or Dilutive Issuances, by us below the Conversion Price of the Notes between the date of the first tranche closing and the earlier of (i) October 21, 2014 and (ii) the conversion of the Notes. If we consummate a Financing Event (as defined below) after the one year anniversary of the first tranche closing, the Notes will automatically convert simultaneous with the closing of the Financing Event. Upon the occurrence of any of the foregoing events, the principal amount of the Notes (which, for clarification, will include any interest previously paid in kind) will automatically be converted into shares of our Class A Common Stock at the then effective Conversion Price.

The second tranche will occur subsequent to the receipt by us of aggregate net cash proceeds of at least $400 million, which we refer to as the Project Financing Amount. The raising of the Project Financing Amount is referred to as the Financing Event. The closing of the second tranche is subject to other standard conditions. In the second tranche, KV III and VNK will purchase NPA Shares in an aggregate amount of up to $7.5 million and Khosla will purchase shares under the Note Purchase Agreement, or NPA Shares, pursuant to the conversion of the amount of the indebtedness (equal to $25 million in principal amount, plus accrued interest and applicable fees) owed to Khosla under the Loan and Security Agreement for loans received from Khosla prior to March 17, 2013 under such agreement. NPA Shares will be purchased for a price equal to the Conversion Price.

In addition, we have a put option that we can exercise upon a Financing Event. At any point beginning 365 days following the consummation of the Financing Event until two year anniversary of the consummation of the Financing Event, or the Two Year Date, we may, at our sole election, sell shares to Khosla in an aggregate amount of up to $35 million. Such shares will be purchased for a price equal to the Conversion Price. The put option is subject to adjustment, as set forth below, although in no event will the put option be for more than $35 million in NPA Shares. The closing of the put option is subject to standard conditions.

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

Our obligations under the October 2013 Note Purchase Agreement may be accelerated upon the occurrence of an event of default under the October 2013 Note Purchase Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments and cross-defaults.

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

Gates Stock Purchase Agreement

On October 18, 2013, we entered into the Stock Purchase Agreement with Gates to purchase the Gates Shares, which we refer to as the Stock Purchase Agreement.

The Stock Purchase Agreement contemplates the purchase of Gates Shares from us in two tranches. In the first tranche, which closed on October 21, 2013, Gates purchased Gates Shares worth $7.5 million at a price per share equal to $2.3176, which is the average daily volume weighted average price of our Class A Common Stock for the 20 trading days ending on October 17, 2013.

The second tranche will close if, during the period beginning on October 18, 2013 and ending on July 1, 2014, we receive the Project Financing Amount (which amount will include binding commitments to invest sums in the future, provided that (i) such commitments are not subject to any conditions in the control of the committing party and (ii) such commitments are not in excess of $35 million). We do not expect to satisfy the necessary contingencies by the commitment’s June 30, 2014 expiration date in order to receive that financing.

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

In March 2013, we entered into Amendment No. 1 to our Loan and Security Agreement which, among other things, (i) increased the amount available under the facility by $50 million, which we borrowed in full in 2013 and which was subsequently converted (along with accrued interest) into notes issued under our October 2013 Note Purchase Agreement described above, (ii) replaced the requirement to make installment payments of principal with a single balloon payment at maturity, (iii) allowed us to elect payment of paid-in-kind interest throughout the term of the loan and (iv) required us to raise additional capital in the amount of $175 million on or before March 31, 2014 unless we show that we have three months cash on hand on such date. If we are unable to raise additional financing, we will not be in compliance with this covenant, which may result in a default under our Loan and Security Agreement, unless otherwise waived by the Lenders. We are in discussions with the holders on waiving or modifying this covenant.

In connection with the amendment described above, we paid the Alberta Lenders $100,000 for costs and expenses and agreed to issue certain warrants as described below.

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

The Loan Advance bears interest from the funding date at 16.00% per annum, which we refer to as the Loan Interest Rate. We agreed to pay interest on the Loan Advance in arrears on the first day of each month, beginning March 1, 2012. We may elect payment of paid-in-kind interest, instead of cash interest, during the term of the loan. If we elect payment of paid-in-kind interest, we will issue Subsequent PIK Warrants (as defined below) that cover interest due over the following 12 months and the interest is added to the principal balance of the loan.

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

We also agreed to pay the Lenders an end of term charge equal to 9% of the aggregate amount of all advances made plus all interest paid-in-kind (instead of cash interest) upon the earlier to occur of the maturity of the Loan Advance, prepayment in full of the Loan Advance, or when the Loan Advance becomes due and payable upon acceleration. We are amortizing the end of charge term to interest expense and increasing the liability for the end of term charge over the life of the loan. We had amortized approximately $5.0 million as of December 31, 2013, which is included in the principal balance of the loan.

Our obligations under the Loan and Security Agreement may be accelerated upon the occurrence of an event of default under the Loan and Security Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, cross-defaults, and a change of control default. The Loan and Security Agreement also provides for indemnification of 1538731 Alberta Ltd. as agent and the Lenders.

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

The number of shares of our Class A common stock underlying the Subsequent PIK Warrants (assuming no net issuance) is an amount equal to 18% of the amount of interest paid-in-kind payable over the following 12 months divided by the Average Market Price. The Subsequent PIK Warrants expire on August 3, 2020. We have elected to pay-in-kind interest over the 12 months following April 1, 2013. As such, in connection with closing Amendment No. 1, we issued the Lenders Subsequent PIK Warrants to purchase an aggregate of 478,626 shares of our Class A common stock for an exercise price per share of $5.71. In connection with the additional $50 million borrowed from Khosla, we issued to Khosla a Subsequent PIK Warrant to purchase 377,238 shares of our Class A Common Stock at exercise prices ranging from $3.10 per share to $5.06 per share. The Subsequent PIK Warrants issued to Khosla will not be exercisable until the Subsequent PIK Warrant issuances have been approved by our stockholders. The paid-in-kind interest increased the Loan Advance balance by $24.4 million from inception of the loan to December 31, 2013.

The number of shares for which each PIK Warrant, Subsequent Drawdown Warrant and ATM Warrant is exercisable and the associated exercise price is subject to certain anti-dilution adjustments. Each PIK Warrant, Subsequent Drawdown Warrant and ATM Warrant may be exercised by payment of the exercise price in cash or on a net issuance basis.

The Subsequent PIK Warrants, the Subsequent Drawdown Warrants and the ATM Warrants provide that if a registration statement is not declared effective on or prior to April 21, 2014, we will pay to the warrantholder liquidated damages as described above. We do not expect to be able to register these shares by the April 21, 2014 deadline.

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

Vinod Khosla is the Trustee of KFT Trust and certain shares of our Class A common stock are held by entities affiliated with Mr. Khosla. Therefore, Mr. Khosla may be deemed to have indirect beneficial ownership of such shares. As such, both of the amendments to our Loan and Security Agreement were reviewed and approved in advance by our audit committee, which is comprised solely of independent directors, in accordance with our policies and procedures for related person transactions. In addition, Samir Kaul, one of our directors, is a member of some affiliated entities that are our stockholders.

Mississippi Development Authority Loan

In March 2011, KiOR Columbus entered into a loan agreement with the MDA pursuant to which the MDA has agreed to make disbursements to KiOR Columbus from time to time, in a principal amount not to exceed $75 million, to reimburse costs incurred by KiOR Columbus to purchase land, construct buildings and to purchase and install equipment for use in the manufacturing of our cellulosic transportation fuels from Mississippi-grown biomass. Principal payments on the loan are due semiannually on June 30 and December 31 of each year and commenced on December 31, 2012 and will be paid on such dates over 20 years. In addition, we are required to pay the entire outstanding principal amount of the loan, together with all other applicable costs, charges and expenses no later than the date 20 years from the date of our first payment on the loan. The loan is non-interest bearing.

The loan agreement contains no financial covenants, and events of default include a failure by KiOR Columbus or KiOR to make specified investments within Mississippi by December 31, 2015, including an aggregate $500.0 million investment in property, plant and equipment located in Mississippi and expenditures for wages and direct local purchases in Mississippi totaling $85.0 million. Of the total amount committed to be spent, we had spent $218 million on property, plant and equipment as of December 31, 2013, leaving an amount of $282 million remaining to be invested, while expenditures for wages and direct local purchases totaled approximately $51 million at December 31, 2013 leaving $34 million remaining to be spent. Based on our current estimates, we believe that we will be unable to meet the specified investment requirement in property, plant and equipment under our MDA loan and if the Columbus facility is not operating during 2014, we expect we will be unable to meet the specified expenditures for wages and direct local purchases. Failure to meet these requirements would constitute a default under our MDA loan. Any defaults under our MDA Loan could, in turn, result in cross defaults under our other loan facilities. If an event of default occurs and is continuing, the MDA may accelerate amounts due under the loan agreement. The loan is secured by certain equipment, land and buildings of KiOR Columbus.

In 2011, we received all $75.0 million under the MDA loan to reimburse us for expenses incurred on the construction of our Columbus facility. As of December 31, 2013, borrowings of approximately $69.4 million under the MDA Loan were outstanding.

The non-interest bearing component of the MDA loan was estimated to be approximately $32.2 million which is recorded as a discount on the MDA loan and a reduction of the capitalized cost of the related assets for which we were reimbursed in the same amount. The loan discount is recognized as interest expense, subject to interest capitalization during the construction phase, using the effective interest method. As of December 31, 2013, $5.8 million of the loan discount had been recognized as interest expense and subsequently capitalized to the extent allowed.

Cash Flows

	Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Net cash used in operating activities	$(98,688)	$(79,450)	$(49,766)
Net cash used in investing activities	$(11,971)	$(76,663)	$(148,181)
Net cash provided by financing activities	$94,889	$65,363	$278,234

Operating activities. Net cash used in operating activities for the year ended December 31, 2013 was $98.7 million compared to $79.5 million and $49.8 million for the same period in 2012 and 2011. Net cash used in operating activities for the year ended December 31, 2013 reflects net loss of $347.5 million partially offset by non-cash charges of $248.7 million and $0.1 million net change in our operating assets and liabilities. The non-cash charges consisted of $196.3 million for loss on impairment related to our Columbus facility and design costs for our previously planned commercial production facility, $26.7 million for non-cash interest expense and amortization of deferred debt costs, $12.1 million in stock based compensation, $10.9 million in depreciation and amortization, and $2.8 million in prepaid insurance amortization. Net cash used in operating activities for the year ended December 31, 2012 reflects net loss of $96.4 million and a negative $0.9 million net change in our operating assets and liabilities partially offset by non-cash charges of $17.8 million. The non-cash charge of $17.8 million primarily consisted of $13.4 million in stock based compensation and $3.1 million in depreciation and amortization. The net cash used in operating activities for the year ended December 31, 2011 reflects net loss of $64.1 million and a negative $1.1 million net change in our operating assets and liabilities partially offset by non-cash charges of $15.4 million. The non-cash charge of $15.4 million consisted of $6.9 million in derivative fair value adjustments for our convertible preferred stock warrants, $6.2 million of stock compensation expense, and $2.3 million in depreciation and amortization expense.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2013 was $12.0 million compared to $76.7 million and $148.2 million for the same period in 2012 and 2011. During the year ended December 31, 2013, the cash used in investing activities primarily related to design costs for our previously planned next commercial production facility. An impairment has been recorded for all such costs. During the years ended December 31, 2012 and 2011, the cash used in investing activities is primarily related to the construction of our Columbus facility, which we mechanically completed in April 2012 and finished commissioning in September 2012.

Financing Activities. Net cash provided by financing activities was $94.9 million for the year ended December 31, 2013 as compared to cash provided by financing activities of $65.4 million and $278.2 million for the same period in 2012 and 2011. The net cash provided by financing activities for the year ended December 31, 2013 was primarily attributable to net cash receipts of approximately $50 million from Khosla, $42.5 from the October 2013 Note Purchase Agreement, $7.5 from the Stock Purchase Agreement, and $0.6 million from the exercise of stock options. These net cash receipts were offset by $3.75 million and $2.0 million payments on the MDA loan and equipment loans we had with Silicon Valley Bank and Lighthouse Capital Partners, respectively. The net cash provided by financing activities for the year ended December 31, 2012 was primarily attributable to net cash receipt of approximately $73.4 million under our Loan and Security Agreement that we closed in January 2012. The increase was partially offset by us using cash to pay-off the Business Loan in January 2012 and payments on the equipment loans and MDA loan in an aggregate amount of approximately $9.6 million. Net cash provided by financing activities for the year ended December 31, 2011 was primarily attributable to proceeds in the amount of $148.6 million from our initial public offering, $55.0 million from our Series C financing, and $75.0 million from the MDA loan during the year ended December 31, 2011.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2013:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(Amounts in thousands)
Sr. Secured Convertible Promissory Note	$95,697	—	—	—	$95,697
AIMCo Lenders/Khosla term loan
Principal	$108,355	$—	$108,355	$—	$—
Interest(1)(2)	11,797	6,996	4,801	—	—
Mississippi Development Authority loan	69,375	3,750	11,250	7,500	46,875
Operating leases	32,350	3,069	8,138	7,662	13,481
Other Long-Term Liabilities	37	—	37	—	—

Total contractual obligations	$317,611	$13,815	$132,581	$15,162	$156,053

(1)	Interest rates are more fully described in Note 7 of our consolidated financial statements.
(2)	Amendment to Loan and Security Agreement allows us to elect payment of paid-in-kind interest throughout the term of the loan as more fully described in Note 7 of our consolidated financial statements.

Commitments under the Mississippi Development Authority Loan

Under the MDA loan agreement, KiOR Columbus committed to make specified investments within Mississippi by December 31, 2015, including an aggregate $500.0 million investment in property, plant and equipment located in Mississippi and expenditures for wages and direct local purchases totaling $85.0 million. Of the total amount committed to be spent, we had spent $218 million on property, plant and equipment as of December 31, 2013, leaving an amount of $282 million remaining to be invested, while expenditures for wages and direct local purchases totaled approximately $51 million at December 31, 2013 leaving $34 million remaining to be spent. Based on our current estimates, we believe that we will be unable to meet the specified investment requirement in property, plant and equipment under our MDA loan and if the Columbus facility is not operating during 2014, we expect we will be unable to meet the specified expenditures for wages and direct local purchases. Failure to meet these requirements would constitute a default under our MDA loan. Any defaults under our MDA Loan could, in turn, result in cross defaults under our other loan facilities. We are a parent guarantor for the payment of the outstanding balance under the loan. As of December 31, 2013, KiOR Columbus had $69.4 million in outstanding borrowings under the loan, which are guaranteed by us.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of December 31, 2013, our investment portfolio consisted primarily of money market funds. Due to the short-term nature of our investment portfolio, our exposure to interest rate risk is minimal.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

KiOR, INC.

(A Development Stage Enterprise)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of KiOR, Inc.:

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations and comprehensive loss, of convertible preferred stock and stockholders' equity (deficit), and of cash flows, present fairly, in all material respects, the financial position of KiOR, Inc. and its subsidiaries (a development stage enterprise) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 and, cumulatively, for the period from July 23, 2007 (the date of inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2013 and 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 17, 2014

KiOR, Inc.

(A development stage enterprise)

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$25,117	$40,887
Restricted cash	200	—
Inventories	3,526	3,239
Prepaid expenses and other current assets	1,689	1,528

Total current assets	30,532	45,654
Property, plant and equipment, net	52,300	246,410
Intangible assets, net	2,124	2,332
Other assets	1,094	1,641

Total assets	$86,050	$296,037

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$3,750	5,124
Accounts payable	4,125	4,175
Accrued capital expenditures	—	953
Other accrued liabilities	8,533	5,753

Total current liabilities	16,408	16,005
Related party long-term debt with Alberta Lenders/Khosla, net of discount of $15,177 and $8,171 at December 31, 2013 and December 31, 2012, respectively	184,967	79,843
Long-term debt, less current portion, net of discount of $26,394 and $28,954 at December 31, 2013 and December 31, 2012, respectively	39,231	41,035
Other liabilities	37	146

Total liabilities	240,643	137,029

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock — $0.0001 par value; 2,000,000 shares authorized at December 31, 2013 and 2012; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized at December 31, 2013 and December 31, 2012; 59,189,250 and 51,873,679 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	6	4
Class B common stock, $0.0001 par value; 70,800,000 shares authorized at December 31, 2013 and December 31, 2012; 51,009,901 and 53,510,301 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	5	6
Additional paid-in capital	419,661	385,812
Deficit accumulated during the development stage	(574,265)	(226,814)

Total stockholders’ equity (deficit)	(154,593)	159,008

Total liabilities, convertible preferred stock and stockholders’ equity	$86,050	$296,037

See accompanying notes to consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,			Period from July 23, 2007 (Date of Inception) through December 31,
	2013	2012	2011	2013
	(Amounts in thousands, except per share data)
Revenues:
Product revenue	$1,476	$85	$—	$1,561
Renewable identification number revenue	349	2	—	351

Total revenues	1,825	87	—	1,912

Operating expenses:
Cost of product revenue	$57,157	$68	$—	$57,225
Research and development expenses	33,164	36,649	33,806	141,281
General and administrative expenses	35,848	59,546	23,341	132,666
Loss on Impairment	196,269	—	—	196,269
			`
Total operating expenses	322,438	96,263	57,147	527,441
Loss from operations	(320,613)	(96,176)	(57,147)	(525,529)
Other income (expense), net:
Interest income	2	15	6	193
Beneficial conversion feature expense related to convertible promissory note	—	—	—	(10,000)
Interest expense, net of amounts capitalized	(26,840)	(274)	—	(29,168)
Foreign currency loss	—	—	—	(435)
Loss from change in fair value of warrant liability	—	—	(6,914)	(9,279)

Other expense, net	(26,838)	(259)	(6,908)	(48,689)

Loss before income taxes	(347,451)	(96,435)	(64,055)	(574,218)
Income tax expense:
Income tax expenses – current	—	—	—	(47)

Net loss	$(347,451)	$(96,435)	$(64,055)	$(574,265)
Deemed dividend related to the beneficial conversion feature of Series C convertible preferred stock	—	—	(19,669)

Net loss attributable to stockholders	$(347,451)	$(96,435)	$(83,724)

Net loss per share of Class A common stock, basic and diluted	$(3.25)	$(0.92)	$(0.87)

Net loss per share of Class B common stock, basic and diluted	$(3.25)	$(0.92)	$(0.87)

Weighted-average Class A and B common shares outstanding, basic and diluted	106,996	104,335	60,205

Other comprehensive loss:
Other comprehensive loss	—	—	—	—

Comprehensive loss	$(347,451)	$(96,435)	$(83,724)	$(574,265)

See accompanying notes to consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Amounts in thousands, except per share data)

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock, formerly common stock		Addt’l Paid-in-	Deficit Accum During the	Acc. Other Comp.	Total Stockholders’ Equity
	Shrs	$	Shrs	$	Shrs	$	Capital	Dev. Stage	Income	(Deficit)
Issuance of Series A convertible preferred stock	14,400	$2,599	—	—	—	—	—	—	—	$—
Receivable from Series A convertible preferred stockholder	—	(1,155)	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	14,400	1	2,598	—	—	2,599
Net loss	—	—	—	—	—	—	—	(472)	—	(472)

Balance at December 31, 2007	14,400	$1,444	—	$—	14,400	$1	$2,598	$(472)	$—	$2,127
Collection of receivable from Series A convertible preferred stockholder	—	1,155	—	—	—	—	—	—	—	—
Issuance of Series A convertible preferred stock	9,600	1,761	—	—	—	—	—	—	—	—
Issuance of Series A-1 convertible preferred stock	20,572	10,024	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(5,866)	—	(5,866)
Other comprehensive income	—	—	—	—	—	—	—	—	93	93

Balance at December 31, 2008	44,572	$14,384	—	$—	14,400	$1	$2,598	$(6,338)	$93	$(3,646)
Stock-based compensation- options	—	—	—	—	—	—	331	—	—	331
Net loss	—	—	—	—	—	—	—	(14,059)	—	(14,059)
Other comprehensive income	—	—	—	—	—	—	—	—	122	122

Balance at December 31, 2009	44,572	$14,384	—	$—	14,400	$1	$2,929	$(20,397)	$215	$(17,252)
Stock-based compensation- options	—	—	—	—	—	—	730	—	—	730
Stock options exercised	—	—	—	—	524	—	43	—	—	43
Stock-based compensation- Common and Class A common stock	—	—	60	—	896	—	200	—	—	200
Issuance of Series B convertible preferred stock	24,480	120,000	—	—	—	—	—	—	—	—
Issuance of warrants on common stock	—	—	—	—	—	—	298	—	—	298
Net loss	—	—	—	—	—	—	—	(45,927)	—	(45,927)
Other comprehensive loss	—	—	—	—	—	—	—	—	(215)	(215)

Balance at December 31, 2010	69,052	$134,384	60	$—	15,820	$2	$4,199	$(66,324)	$—	$(62,123)

See accompanying notes to consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Consolidated Statements of Convertible Preferred Stock, Stockholders’ Equity (Deficit) and

Comprehensive Loss (continued)

(Amounts in thousands, except per share data)

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock, formerly common stock		Addt’l Paid-in-	Deficit Accum During the	Acc. Other Comp.	Total Stockholders’ Equit
	Shrs	$	Shrs	$	Shrs	$	Capital	Dev. Stage	Income	(Deficit)
Balance at December 31, 2010	69,052	$134,384	60	$—	15,820	$2	$4,199	$(66,324)	$—	$(62,123)
Issuance of Class A Common Stock
- Public Offering, net of offering costs	—	—	10,800	1	—	—	148,643	—	—	148,644
Common Stock Issued - Restricted	—	—	70	—	—	—	—	—	—	—
Stock Based Compensation - Options	—	—	—	—	—	—	3,607	—	—	3,607
Stock Based Compensation - Restricted	—	—	—	—	—	—	2,547	—	—	2,547
Stock Options/Warrants Exercised	—	—	330	—	1,526	—	336	—	—	336
Exercised options converted from class B to class A	—	—	492	—	(492)	—	—	—	—	—
Issuance of Series C Convertible Preferred Stock	11,220	55,000	—	—	—	—	—	—	—	—
Conversion of Series A Convertible Preferred Stock	(24,000)	(4,360)	—	—	24,000	2	4,358	—	—	4,360
Conversion of Series A-1 Convertible Preferred Stock	(20,572)	(10,024)	—	—	20,572	2	10,022	—	—	10,024
Conversion of Series B Convertible Preferred Stock	(24,480)	(120,000)	24,480	2	—	—	119,998	—	—	120,000
Conversion of Series C Convertible Preferred Stock	(11,220)	(55,000)	4,583	1	—	—	54,999	—	—	55,000
Conversion of Convertible Preferred Stock Warrants Liability	—	—	—	—	—	—	10,399	—	—	10,399
Beneficial Conversion Feature on Issuance of Series C Convertible Preferred Stock and Stock Warrants	—	—	—	—	—	—	19,669	—	—	19,669
Deemed Dividend Related to the Beneficial Conversion Feature on Series C Convertible Preferred Stock and Stock Warrants	—	—	—	—	—	—	(19,669)	—	—	(19,669)
Net loss	—	—	—	—	—	—	—	(64,055)	—	(64,055)

Balance at December 31, 2011	—	$—	40,815	$4	61,426	$6	$359,108	$(130,379)	$—	$228,739
Common Stock Issued - Restricted	—	—	252	—	—	—	—	—	—	—
Equity Bonus Grant	—	—	45	—	—	—	420	—	—	420
Stock Based Compensation - Options	—	—	—	—	—	—	4,285	—	—	4,285
Stock Based Compensation - Restricted	—	—	—	—	—	—	9,068	—	—	9,068
Stock Options/Warrants Exercised	—	—	796	—	2,050	—	1,577	—	—	1,577
Shares converted from class B to class A	—	—	9,966	—	(9,966)	—	—	—	—	—
Issuance of warrants on common stock	—	—	—	—	—	—	11,354	—	—	11,354
Net loss	—	—	—	—	—	—	—	(96,435)	—	(96,435)

Balance at December 31, 2012	—	$—	51,874	$4	53,510	$6	$385,812	$(226,814)	$—	$159,008

See accompanying notes to consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Consolidated Statements of Convertible Preferred Stock, Stockholders’ Equity (Deficit) and

Comprehensive Loss (continued)

(Amounts in thousands, except per share data)

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock, formerly common stock		Addt’l Paid-in-	Deficit Accum During the	Acc. Other Comp.	Total Stockholders’ Equity
	Shrs	$	Shrs	$	Shrs	$	Capital	Dev. Stage	Income	(Deficit)
Balance at December 31, 2012	—	$—	51,874	$4	53,510	$6	$385,812	$(226,814)	$—	$159,008
Common Stock Issued - Restricted	—	—	1,037	—	—	—	—	—	—	—
Common Stock Issued - Public	—	—	3,236	1	—	—	7,499	—	—	7,500
Stock Based Compensation - Options	—	—	—	—	—	—	3,647	—	—	3,647
Stock Based Compensation - Restricted	—	—	—	—	—	—	8,423	—	—	8,423
Stock Options/Warrants Exercised	—	—	263	—	279	—	627	—	—	627
Shares converted from class B to class A	—	—	2,779	1	(2,779)	(1)	—	—	—	—
Issuance of warrants on common stock	—	—	—	—	—	—	13,653	—	—	13,653
Net loss	—	—	—	—	—	—	—	(347,451)	—	(347,451)

Balance at December 31, 2013	—	$—	59,189	$6	51,010	$5	$419,661	$(574,265)	$—	$(154,593)

See accompanying notes to consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Consolidated Statements of Cash Flows

	Years Ended December 31,			Period from July 23, 2007 (Date of Inception) through December 31,
	2013	2012	2011	2013
	(Amounts in thousands)
Cash flows from operating activities
Net loss	$(347,451)	$(96,435)	$(64,055)	$(574,265)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	10,897	3,052	2,295	18,781
Stock-based compensation	12,070	13,353	6,154	32,838
Non cash compensation from warrants issued on common stock	—	—	—	298
Beneficial conversion feature	—	—	—	10,000
Derivative fair value adjustments	—	—	6,914	9,279
Loss on impairment	196,269	—	—	196,269
Accrued interest	14,806	—	—	15,340
Amortization of debt discount	11,886	—	—	12,186
Non cash equity bonus		133	—	133
Amortization of prepaid insurance	2,756	1,313	—	4,069
Changes in operating assets and liabilities
Inventories	(287)	(3,239)	—	(3,526)
Prepaid expenses and other current assets	(2,790)	(1,103)	(879)	(4,676)
Accounts payable	731	1,653	(1,514)	1,747
Accrued liabilities	2,425	1,823	1,319	6,167
Net cash used in operating activities	(98,688)	(79,450)	(49,766)	(275,360)

Cash flows from investing activities
Purchases of property, plant and equipment	(11,771)	(76,363)	(148,281)	(270,930)
Purchases of intangible assets	—	(300)	—	(727)
Restricted cash	(200)	—	100	(200)
Net cash used in investing activities	(11,971)	(76,663)	(148,181)	(271,857)

Cash flows from financing activities
Proceeds from issuance of convertible promissory note to stockholder	—	—	—	15,000
Proceeds from equipment loans	—	—	—	6,000
Payments on equipment loans	(2,005)	(1,346)	(486)	(6,415)
Proceeds from business loans	—	—	—	7,000
Payments on business loans	—	(6,370)	(189)	(7,478)
Payments on Mississippi Development Authority loan	(3,750)	(1,875)	—	(5,625)
Proceeds from stock option exercises / warrants	627	1,578	265	2,513
Proceeds from issuance of Series A convertible preferred stock	—	—	—	4,360
Proceeds from issuance of Series A-1 convertible preferred stock	—	—	—	10,024
Proceeds from issuance of Series B convertible preferred stock	—	—	—	95,000
Proceeds from issuance of Series C convertible preferred stock	—	—	55,000	55,000
Proceeds from issuance of common stock in initial public offering, net of offering costs	—	—	148,644	148,644
Borrowings under the Mississippi Development Authority loan	—	—	75,000	75,000
Borrowings under the Alberta Lenders/Khosla term loan	—	75,000	—	75,000
Debt issuance costs	—	(1,624)	—	(1,624)
Financing of insurance premium	1,646	—	—	1,646
Payments on Financed Insurance Premium	(1,629)			(1,629)
Proceeds from Khosla Revolver	50,000	—	—	50,000
Proceeds from Sr. Convertible Note	42,500	—	—	42,500
Proceeds from Gates Stock Purchase Agreement	7,500	—	—	7,500
Net cash provided by financing activities	94,889	65,363	278,234	572,416
Effect of exchange rate on cash and cash equivalents	—	—	—	(82)
Net increase (decrease) in cash and cash equivalents	(15,770)	(90,750)	80,287	25,117
Cash and cash equivalents
Beginning of period	40,887	131,637	51,350	—
End of period	$25,117	$40,887	$131,637	$25,117

	Years Ended December 31,			Period from July 23, 2007 (Date of Inception) through December 31,
	2013	2012	2011	2013
	(Amounts in thousands)
Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$—	$—	$47
Cash paid for interest	$1,177	$621	$1,003	$4,087
Noncash investing and financing activities
Acquisition of purchased biomass conversion technology for common stock	$—	$—	$—	$2,599
Change in accrued purchase of property, plant and equipment	$(1,691)	$1,782	$19,594	$22,878
Convertible preferred stock warrants issued in connection with loans	$—	$—	$300	$1,120
Common stock warrants issue in connection with compensation arrangements	$—	$—	$—	$298
Conversion of convertible promissory note to stockholder into Series B convertible preferred stock	$—	$—	$—	$15,000
Conversion of Series A, A-1, B, and C convertible preferred stock into Class A and Class B common stock	$—	$—	$134,384	$134,384
Conversion of convertible preferred stock warrants into Class A and Class B common stock warrants	$—	$—	$10,399	$10,399
Financing of insurance premium	$—	$770	$436	$1,206
Imputed interest on Mississippi Development Authority loan	$—	$—	$32,190	$32,190
Options exercised	$—	$—	$71	$71
Capitalization of interest	$2,768	$19,522	$1,459	$23,749
Issuance of warrants in connection with Alberta Lenders/Khosla term loan	$13,653	$11,354	$—	$25,006
Accrued capitalized interest expense payable	$—	$1,166	$—	$1,166
Capitalization of prepaid builders risk insurance	$—	$100	$—	$100
Insurance premium long term to current	$110	$—	$—	$137
Paid-in-Kind Interest	$15,804	$—	$—	$15,804

See accompanying notes to consolidated financial statementso

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary KiOR Columbus, LLC, (“KiOR Columbus”), which was formed on October 6, 2010.

Nature of Business

The Company has developed a proprietary catalytic process that allows it to produce cellulosic gasoline and diesel from abundant, lignocellulosic biomass. The Company’s cellulosic gasoline and diesel are true hydrocarbon fuels which are similar to their traditional petroleum-based counterparts and yet the Company estimates they will result in over 60% less life cycle greenhouse gas emissions.

In 2012, the Company completed construction of its first, initial-scale commercial production facility in Columbus, Mississippi (the “Columbus facility”). This facility is designed to produce up to 13 million gallons of cellulosic diesel and gasoline per year. During the fourth quarter of 2012, the Company commissioned its proprietary Biomass Fluid Catalytic Cracking, or BFCC, operation at the Columbus facility, and produced its first “on specification” cellulosic intermediate oil in limited quantities. During the first quarter of 2013, the Company commissioned the Columbus facility’s hydrotreater and fractionation units, and made the Company’s first cellulosic diesel and gasoline shipments in March 2013 and June 2013, respectively. During 2013, the Company gradually increased continuous production at its Columbus facility but did not reach “steady state” production.

The Company has encountered several significant difficulties to date at its Columbus facility. In January 2014, the Company elected to temporarily discontinue operations at its Columbus facility in order to attempt to complete a series of optimization projects and upgrades that are targeted at improving throughput, yield and overall process efficiency and reliability. While the Company has completed some of these projects and upgrades, it has elected to suspend further optimization work and bring the Columbus facility to a safe, idle state, which the Company believe will enable it to restart the facility upon the achievement of additional research and development milestones, financing and completion of the optimization work.

Development Stage Enterprise

Since inception, the Company has generated significant losses, including net losses of $347.5 million, $96.4 million, and $64.1 million for the years ended December 31, 2013, 2012, and 2011, respectively. As of December 31, 2013, the Company had an accumulated deficit of $574.3 million, and it expects to continue to incur operating losses until it has constructed its first standard commercial production facility and it is operational. The Company expects to incur additional costs and expenses related to research and development, optimization projects and upgrades at its Columbus facility, and other overhead and operating costs. The Company expects to have no production or revenue from the facility unless and until it restarts the Columbus facility. The Company will need to raise additional funds to continue its operations, restart its Columbus facility, build its next commercial production facility and subsequent facilities, continue the development of its technology and products, commercialize any products resulting from its research and development efforts, and satisfy its debt service obligations.

Going Concern and Liquidity

The Company must raise capital in one or more external equity and/or debt financings to fund the cash requirements of its ongoing operations for the next twelve months from December 31, 2013. In addition, it must raise substantial additional capital to fund its next commercial production facility. On March 16, 2014, the Company received an Investment Commitment letter from Vinod Khosla, pursuant to which Mr. Khosla has committed to invest in the Company a cash amount of up to an aggregate of $25,000,000 in available funds (either through personal funds, using funds held by a trust or entity he controls or to another assignee) (the "Commitment"). The Commitment is contemplated to be funded in a number of monthly borrowings of no more than $5,000,000 per month and will be conditioned on the achievement of certain performance milestones to be mutually agreed between Mr. Kholsa and the Company. The Commitment will also be subject to the negotiation and execution of definitive financing documents. The lack of any additional committed near term sources of financing raises substantial doubt about the Company’s ability to continue as a going concern. Commercialization of its technology will also require significant capital and other expenditures, including costs related to: (i) ongoing efforts to achieve steady-state operations, (ii) a series of optimization projects and upgrades at its Columbus facility and (iii) the construction of its next commercial production facility, all of which will also require it to raise significant amounts of additional capital.

Because the Commitment is subject to the negotiation and execution of definitive financing documents and the achievement of performance milestones, the Company cannot be certain as to the ultimate timing or terms of this investment and there is no assurance that it will be able to successfully secure such additional financing. If the Company is unsuccessful in finalizing definitive documentation with Mr. Khosla on or before April 1, 2014, it will not have adequate liquidity to fund its operations and meet its obligations (including its debt payment obligations) and it does not expect other sources of financing to be available to it, in which case it will likely be forced to voluntarily seek protection under the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy may be filed against it).

If the Company successfully achieves its performance milestones that allow it to receive the full Commitment in the near term, it expects to be able to fund its operations and meet its obligations until August 31, 2014, but will need to raise additional funds to continue its operations beyond that date. Even if the Company is able to secure the funds under the Commitment or any additional financing, any investment may require significant changes to the Company’s current business structure, including, but not limited to: a change in the focus of its business; suspension of some or all of its operations; delaying or scaling back its business plan, including its research and development programs; reductions in headcount, overhead and other operating costs; and the longer-term or permanent closing of its Columbus facility, each of which would have a material adverse effect on its business, prospects and financial condition.

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

The Company’s private placements with Khosla and Gates involve two tranches. The commitment by Gates to close a second tranche will terminate on June 30, 2014 and the Company does not expect to be able to satisfy the closing conditions for that tranche in time to meet the deadline. Any funds from the second tranche of the Khosla private placement is unlikely to come in the near term because in order to close the second tranche the Company must, among other things, raise $400 million from one or more offerings, private placements or other financing transactions.

As of December 31, 2013, the Company had cash and cash equivalents of $25.1 million. As of February 28, 2014 the Company had cash and cash equivalents of $9.2 million.

The Company’s material liquidity needs over the next twelve months from February 28, 2014 consist of the following:

•

Funding the Company’s research and development and overhead costs, which it expects to be approximately $34.8 million. The Company does not expect to generate sufficient revenue from the sale of its cellulosic fuel to allow it to fund these costs from internally generated cash from operations until the Company constructs its first standard commercial production facility and it is operational.

•

Funding the Company’s debt service costs, which it expects to be approximately $3.8 million, assuming it continues to elect to pay-in-kind interest due under the Loan and Security Agreement (as defined below).

•

Funding the current operating costs of its Columbus facility, including costs to bring the facility to an idle state and maintain the facility in near ready startup mode, which the Company expects to be approximately $17.2 million. The Company expects to have no production or revenue from its Columbus facility over the next 12 months, unless and until it restarts the facility.

The Company expects any financing for the next commercial production facility will be contingent upon, among other things, successful fuel production at its existing Columbus facility, entering into satisfactory feedstock supply and offtake agreements for the next commercial production facility, receipt of necessary governmental and regulatory approvals and permits, there being no material adverse effect on the Company or its industry (including relevant commodity markets) and general market conditions. Longer term, the Company also anticipates material liquidity needs for the construction of additional commercial scale production facilities.

The Company’s ability to obtain additional external debt financing is limited by the amount and terms of its existing borrowing arrangements and the fact that all of its assets have been pledged as collateral for these existing arrangements. In addition, any new financing will require the consent of our existing debt holders and may require the restructuring of our existing debt. A failure to make necessary timely payments under its existing debt instruments and to comply with the covenants under such debt instruments could result in an event of default which would have a material adverse effect on its business, prospects and financial condition.

For example, the Company’s loan agreement with the Mississippi Development Authority requires semiannual payments on June 30 and December 31 each year. If the Company does not successfully secure the funds under the Commitment, it does not, without additional financing, have the funds needed to make its payment due June 30, 2014. Furthermore, this loan requires certain investments in property, plant and equipment and certain expenditures for wages and direct local purchases, both of which the Company does not expect to satisfy by the requisite deadlines if the Columbus facility is not operating during 2014. If an event of default occurs and is continuing, the Mississippi Development Authority may accelerate amounts due under the loan agreement, which is secured by certain equipment, land and buildings of KiOR Columbus.

Furthermore, there are cross-default provisions in certain of the Company’s existing debt instruments such that an event of default under one agreement or instrument could result in an event of default under another. If an event of default resulted in the acceleration of all of its payment obligations under its debt instruments as of February 28, 2014, it would be required to pay its lenders an aggregate of $279.5 million. In the event of an acceleration of amounts due under its debt instruments as a result of an event of default, the Company will not have sufficient funds and does not expect to be able to arrange for additional financing to repay its indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interests in the collateral securing such indebtedness. The Company’s failure to obtain additional external financing to fund its cash requirements would further cause noncompliance with its existing debt covenants which would have a material adverse effect on its business, prospects and financial condition. In addition, any new financing will require the consent of the Company’s existing debt holders and may require the restructuring of the Company’s existing debt.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for annual financial information. All intercompany transactions and balances have been eliminated in consolidation. The Company reports consolidated financials on a calendar year basis. Certain prior year amounts may have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ from these estimates.

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

Restricted Cash—Compensating Balances

The Company had restricted cash of $200,000 at December 31, 2013. The restricted cash relates to credit cards issued to the Company. Under the terms of this arrangement, the Company is required to maintain with the issuing bank a compensating balance, restricted as to use, of $200,000. Restricted cash is presented as a current asset as it relates to outstanding credit card balances that are presented as a current liability.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method based on the estimated useful lives of the related assets as follows:

Description		Useful Life
Land improvements (years)	10	-	20
Leasehold improvements		Life of lease
Buildings (years)	20	-	30
Lab and testing equipment (years)	5	-	10
Manufacturing machinery and equipment (years)	10	-	30
Automobiles and light trucks (years)		5
Furniture and fixtures (years)		10
Office/administration equipment (years)		5
Computer equipment and software (years)	3	–	5

Expenditures for repairs and maintenance are charged to expense as incurred and major renewals and improvements are capitalized. Cost and accumulated depreciation applicable to assets retired or sold are removed from the accounts, and any resulting gain or loss is included in operations.

Intangible Assets

At December 31, 2013 and 2012, the Company’s intangible assets consisted of purchased biomass conversion technology and technology licenses. These intangible assets are amortized using the straight-line method based on their expected lives, which the Company determined to be 15 years for the purchased biomass conversion technology and 20 years for the technology licenses.

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

Patents

All costs related to filing and pursuing patent applications are expensed as incurred because recoverability of such expenditures is uncertain and the underlying technologies are under development. Patent-related legal expenses incurred are included in general and administrative expenses. During the years ended December 31, 2013, 2012, and 2011, the Company incurred approximately $1.2 million, $1.0 million, and $1.3 million, respectively, of patent-related legal expenses.

Revenue Recognition

The Company records revenue from the sale of cellulosic gasoline, diesel, and fuel oil. The Company recognizes revenue when all of the criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed or determinable; and collectability is reasonably assured. The Company generates renewable identification numbers (“RINs”) by producing cellulosic biofuel as approved by the Environmental Protection Agency (“EPA”) under the Renewable Fuel Standard program (“RFS2”). The number of RINs per gallon is defined by the Equivalence Value (“EV”) which is related to the relative energy content compared to corn ethanol. KiOR’s cellulosic gasoline and diesel have an EV of 1.5 and 1.7, respectively, RINs per gallon. Revenue related to the sale of RINs is recognized when risk of loss and title of our cellulosic gasoline and diesel transfer to the customer, provided all other revenue recognition criteria have also been met.

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

Capitalized interest

The Company capitalizes interest on long-term construction projects relating to operating assets with a total expected expenditure generally in excess of $10 million. During 2013, 2012, and 2011 the Company capitalized interest of approximately $3.9 million, $21.0 million, and $2.5 million relating to the construction of our Columbus facility.

Deferred Income Taxes

Income taxes are computed based upon the asset and liability method for financial accounting purposes. The Company is required to evaluate whether it is more likely than not that deferred tax assets will be realized.

The Company accounts for uncertain tax positions in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes. The guidance clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The standard also provides guidance on derecognition, measurement, classification, interest and penalties, disclosure and transition. The Company did not record a liability for unrecognized tax benefits in any of the periods presented in the consolidated financial statements resulting from uncertain tax positions taken or expected to be taken in Company tax returns. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, Compensation-Stock Compensation. Compensation cost for grants of all share-based payments is based on the estimated grant date fair value and attributed to expense using the straight-line method. The Company estimates the fair value of its share-based payment option awards using the Black-Scholes option-pricing model (the “Black-Scholes model”) and restricted common stock awards using the fair value of the Company’s common stock on the date of grant.

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

Common Stock Warrants

The Company estimates the fair value of its common stock warrants using the Black-Scholes model. The risk-free interest rate was based on the market yield currently available on United States Treasury securities with maturities approximately equal to the warrant’s expected term. Expected term represents the period that the Company’s common stock warrants are expected to be outstanding. In the case of the common stock warrants issued under the Loan and Security Agreement, the warrants generally have a term of seven years. The expected volatility was based on the historical stock volatilities of several comparable publicly-traded companies over a period equal to the expected terms of the warrants, as the Company does not have a long trading history to use to estimate the volatility of its own common stock. The Company’s expected dividend yield was assumed to be zero as it has not paid, and does not anticipate paying, cash dividends on its shares of common stock.

The Company will continue to use judgment in evaluating the expected volatility, lives, and dividend rate related to its common stock warrants on a prospective basis and incorporating these factors into its warrant-valuation model.

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

The following table presents the calculation of historical basic and diluted net loss per share of common stock attributable to the Company’s common stockholders:

	Years Ended December 31,
	2013	2012	2011
	(Amounts in thousands, except per share data)
Net loss per share:
Numerator:
Net loss	$(347,451)	$(96,435)	$(64,055)
Deemed dividend related to the beneficial conversion feature of Series C convertible preferred stock	—	—	(19,669)

Net loss attributable to stockholders	(347,451)	(96,435)	(83,724)
Net loss attributable to preferred stockholders	—	—	31,321

Net loss attributable to Class A common stockholders and Class B common stockholders — basic and diluted	$(347,451)	$(96,435)	$(52,403)

Net loss attributable to Class A common stockholders – basic and diluted	$(178,731)	(42,034)	(17,794)
Net loss attributable to Class B common stockholders – basic and diluted	(168,720)	(54,401)	(34,609)

Net loss attributable to Class A common stockholders and Class B common stock holders – basic and diluted	$(347,451)	$(96,435)	$(52,403)

Denominator:
Weighted-average Class A common shares used in computing net loss per share of Class A common stock — basic and diluted	55,040	45,478	20,443
Weighted-average Class B common shares used in computing net loss per share of Class B common stock — basic and diluted	51,956	58,857	39,762

Weighted-average Class A common stock and Class B common stock – basic and diluted	106,996	104,335	60,205

Net loss per share of Class A common stock — basic and diluted	$(3.25)	$(0.92)	$(0.87)

Net loss per share of Class B common stock — basic and diluted	$(3.25)	$(0.92)	$(0.87)

The following outstanding shares on a weighted-average basis of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Years Ended December 31,
	2013	2012	2011
	(Amounts in thousands)
Convertible preferred stock (as converted basis)	—	—	35,985
Convertible preferred stock warrants (as converted basis)	—	—	378
Common stock warrants	3,950	1,364	437
Restricted stock awards	3,349	1,671	670
Stock option awards	10,466	12,357	14,631
Senior secured convertible promissory note (if converted)	6,516	—	—

Total	24,281	15,392	52,101

Recent Accounting Pronouncements

In February 2013, in connection with the accounting standard related to the presentation of the Statement of Comprehensive Income, the FASB issued an accounting standard update to improve the reporting of reclassifications out of accumulated other comprehensive income of various components. This guidance requires companies to present either parenthetically on the face of the financial statements or in the notes; significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. This standard is effective for interim periods and fiscal years beginning after December 15, 2012. The Company adopted this standard in the first quarter of 2013 and the adoption did not have an impact on its financial statements and disclosures

3. Fair Value of Financial Instruments

The Company’s assessment of the significance of a particular input to the fair value measurement of an asset or liability in its entirety requires management to make judgments and consider factors specific to the asset or liability. As of December 31, 2013 and 2012, the Company considered cash and cash equivalents, restricted cash, accounts payable, and accrued liabilities to be representative of their fair values because of their short-term maturities.

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy.

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$23,001	$—	$—	$23,001

Total financial assets	$23,001	$—	$—	$23,001

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$35,357	$—	$—	$35,357

Total financial assets	$35,357	$—	$—	$35,357

The Company has estimated the fair value of its long-term debt obligations based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. At December 31, 2013 the carrying value of the Alberta Lenders/Khosla Term Loan approximated its fair value. The following table sets forth the carrying value of the Company’s October 2013 Note Purchase Agreement and loan (the “MDA loan”) with the Mississippi Development Authority (the “MDA”) and their associated estimated fair values at December 31, 2013 (in thousands).

Issuance	Carrying Value	Estimated Fair Value
October 2013 Note Purchase Agreement	$88,408	$51,124
MDA loan	$42,981	$44,269

At December 31, 2012, the carrying values of the Company’s long-term debt obligations approximated their estimated fair value.

The Company’s assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets and intangible assets. These items are recognized at fair value when they are considered to be impaired. For the year ended December 31, 2013, the company’s long-lived assets were written down to a fair value of $52.3 million, resulting in an impairment charge of $196.3 million using Level 3 inputs. For the year ended December 31, 2012 there were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis.

4. Balance Sheet Components

Inventories consist of the following:

	December 31, 2013	December 31, 2012
	(Amounts in thousands)
Raw materials	$2,040	$2,522
Work in process	72	—
Finished goods	441	49
Stores, supplies, and other	973	668

Total Inventories	$3,526	$3,239

Other accrued liabilities consist of the following:

	December 31, 2013	December 31, 2012
	(Amounts in thousands)
Accrued interest expense	$1,351	$1,166
Accrued vacation	976	982
Accrued property taxes	1,587	581
Accrued Mississippi franchise taxes	2,122	—
Accrued utilities	949	690
Other	1,548	2,334

Total Other Accrued Liabilities	$8,533	$5,753

5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2013	2012
	(Amounts in thousands)
Property, Plant and Equipment:
Construction in progress	$12,973	$213,977
Lab and testing equipment	5,470	4,367
Leasehold improvements	5,139	5,029
Manufacturing machinery and equipment	238,888	28,091
Computer equipment and software	1,355	1,179
Furniture and fixtures	134	134
Land	550	550
Buildings	1,666	—
Impairment Loss	(196,269)	—

Total property, plant and equipment	69,906	253,327
Less: accumulated depreciation	(17,606)	(6,917)

Net property, plant and equipment	$52,300	$246,410

Depreciation expense was approximately $10.7 million, $2.9 million, and $2.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. There was no interest capitalized as of December 31, 2013. Construction in progress as of December 31, 2012 includes capitalized interest of $23.6 million.

The Company began depreciating its Columbus facility in March 2013 when the facility was placed into service and made the Company’s first cellulosic fuel shipments. At such time, capital expenditures for the facility were transferred from construction in progress to the various asset pools, primarily manufacturing, machinery and equipment. All of the Company’s long-lived assets are located in the United States.

For the fourth quarter of 2013, the Company determined that impairment indicators existed related to the Columbus facility as a result of the Columbus facility not generating positive cash flows and the Company not being able to get the facility to “steady state” operations. The Company recorded an impairment of $185.0 million as of December 31, 2013. Estimates of future cash flows used to test the recoverability of a long-lived asset are based on the existing service potential of the asset at the date it is tested. As of December 31, 2013, the Columbus facility required optimization projects and upgrades to achieve operational targets that the Company believes are attainable based on the design of the facility. The Company plans to pursue the required financing to complete such optimization projects and upgrades to achieve operational targets of the facility, however the Company does not currently have the funds nor does the Company have any committed funds available to complete the optimization projects and upgrades to progress the Columbus facility to a cash positive asset. As the facility does not have other alternative uses in its current state, the Company impaired the Columbus facility and estimated the fair value to be its salvage value.

For the fourth quarter of 2013, the Company also recorded an impairment of $11.3 million related to the design costs of its previously planned commercial production facility in Natchez, Mississippi. Raising the capital necessary to construct the Company’s next commercial production facility is subject to the Company raising capital in the near term to continue its operations, the successful completion of its optimization projects and upgrades and the success of these optimization projects and upgrades in improving operations at the Columbus facility. As such, the Company cannot be certain that the construction of its next commercial production facility is probable.

6. Intangible Assets

Intangible assets consist of the following:

	December 31,
	2013	2012
	(Amounts in thousands)
Intangible Assets:
Purchased biomass conversion technology	$2,599	$2,599
Accumulated amortization	(1,054)	(881)
Purchased biomass conversion technology, net	1,545	1,718

Technology licenses	700	700
Accumulated amortization	(121)	(86)
Technology licenses, net	579	614

Intangible assets, net	$2,124	$2,332

Intangible asset amortization expense was approximately $208,000, $201,000 and $193,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization expense relating to these intangibles for the next five years and thereafter is summarized below (amounts in thousands):

2014	$208
2015	208
2016	208
2017	208
2018	208
Thereafter	1,084

$2,124

7. Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2013	2012
	(Amounts in thousands)
Long-Term Debt:
Equipment loans	$—	$1,989
Mississippi Development Authority Loan	69,375	73,125
Loan and Security Agreement	104,447	88,013
Senior Secured Convertible Promissory Note	95,697	—
Less: unamortized debt discounts	(41,571)	(37,125)

Long-term debt, net of discount	227,948	126,002
Less: current portion	(3,750)	(5,124)

Long-term debt, less current portion, net of discount	$224,198	$120,878

The following are maturities of long-term debt for each of the next five years and thereafter (amounts in thousands):

2014	3,750
2015	3,750
2016	112,105
2017	3,750
2018	3,750
Thereafter	146,322

$273,427

Senior Secured Convertible Promissory Note Purchase Agreement

On October 18, 2013, the Company entered into the October 2013 Note Purchase Agreement with the Purchasers. The October 2013 Note Purchase Agreement was amended on October 20, 2013 and the October 2013 Note Purchase Agreement, as amended, is described below.

The October 2013 Note Purchase Agreement contemplates two tranches of financing. The first tranche consisted of the issuance of $42.5 million of Notes in exchange for a like amount of cash and approximately $53.2 million of Notes in exchange for a like amount of existing indebtedness outstanding under the Loan and Security Agreement. The second tranche consists of the sale of up to $7.5 million of shares of the Company’s Class A Common Stock in exchange for a like amount of existing indebtedness equal to $25 million in principal amount, plus accrued interest and applicable fees outstanding under the Loan and Security Agreement prior to March 17, 2013. The shares of the Company’s Class A Common Stock issuable as a part of (i) the conversion of Notes in the first tranche, (ii) the second tranche and (iii) a part of the Purchaser’s option or the Company’s put option, as described below, are referred to as the “NPA Shares.”

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

The Notes bear no interest and are convertible into shares of Class A Common Stock at a conversion price of $2.897 per share (such price, as it may be adjusted from time to time as set forth below, the “Conversion Price”), which represents a 25% premium over the average daily volume weighted average price of the Company’s Class A Common Stock for the 20 trading days ending on October 17, 2013. The Conversion Price may be decreased in the event of certain subsequent equity issuances (each, a “Dilutive Issuance”) by the Company below the Conversion Price of the Notes between the date of the first tranche closing and the earlier of (i) the one year anniversary of the first tranche closing and (ii) the conversion of the Notes. If the Company consummates a Financing Event (as defined below) after the one year anniversary of the first tranche closing, the Notes will automatically convert simultaneous with the closing of the Financing Event. Upon the occurrence of any of the foregoing events, the principal amount of the Notes (which, for clarification, will include any interest previously paid in kind) will automatically be converted into shares of the Company’s Class A Common Stock at the then effective Conversion Price.

The $50 million borrowed from Khosla, made available under Amendment No. 1 to the Loan and Security Agreement, plus paid-in-kind interest, accrued interest and applicable fees, totals the $53.2 million indebtedness exchanged for like amount of Notes. The Company accounted for this exchange as a troubled debt restructuring as there is a significant decrease in the effective interest rate due to the stated rate changing from 16% to zero and the maturity date being extended from February 1, 2016 to February 1, 2020. There was no gain or loss recognized as a result of the exchange as the undiscounted cash flows of the $53.2 million Note exceeded the carrying value of the Loan and Security Agreement indebtedness being exchanged immediately prior to the exchange. Immediately prior to the exchange there was an unamortized discount of approximately $7.5 million against the Loan and Security Agreement indebtedness being exchanged, giving it a carrying value of approximately $45.7 million.

The $53.2 million Note plus the $42.5 million Note issued for cash, totaling $95.7 million, is the gross value of the Notes and the unamortized discount of $7.5 million will remain against the debt. The Company established a new effective interest rate to amortize the discount through February 1, 2020.

The second tranche will occur subsequent to the receipt by the Company of aggregate net cash proceeds of at least $400 million from one or more offerings, private placements or other financing transactions comprised of the issuance of Notes and Shares under the October 2013 Note Purchase Agreement, a pre-approved high yield debt financing and/or the sale of Class A Common Stock (the “Project Financing Amount”). The closing of the second tranche is subject to other standard conditions. In the second tranche, KV III and VNK will purchase NPA Shares in an aggregate amount of up to $7.5 million and Khosla will purchase NPA Shares pursuant to the conversion of the amount of the indebtedness (equal to $25 million in principal amount, plus accrued interest and applicable fees) owed to Khosla under the Loan and Security Agreement for loans received from Khosla prior to March 17, 2013 under such agreement. The NPA Shares will be purchased for a price equal to the Conversion Price.

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

Alberta Lenders/Khosla Term Loan

Overview of the Loan and Security Agreement

On January 26, 2012, the Company entered into a Loan and Security Agreement with 1538731 Alberta Ltd. as agent and lender, and 1538716 Alberta Ltd. (the “Alberta Lenders”), and Khosla, (collectively, the “Lenders”). Pursuant to the agreement, the Alberta Lenders made a term loan to the Company in the principal amount of $50 million and Khosla made a term loan to the Company in the principal amount $25 million, for a total of $75 million in principal amount (the “Loan Advance”). At closing, the Company paid the Lenders a facility of $750,000.

In March 2013, the Company entered into Amendment No. 1 to the agreement, which, among other things, (i) increased the amount available under the facility by $50 million, which the Company borrowed in full and which was subsequently converted (along with accrued interest) into notes issued under the Company’s October 2013 Note Purchase Agreement described above, (ii) replaced the requirement to make installment payments of principal with a single balloon payment at maturity, (iii) allowed the Company to elect payment of paid-in-kind interest throughout the term of the loan and (iv) required the Company to raise additional capital in the amount of $175 million on or before March 31, 2014 unless the Company shows that it has three months cash on hand on such date. If the Company is unable to raise additional financing, it will not be in compliance with this covenant, which may result in a default under its Loan and Security Agreement, unless otherwise waived by the Lenders. The Company is in discussions with the holders on waiving or modifying this covenant.

In connection with the amendment described above, the Company agreed to pay the Alberta Lenders $100,000 for costs and expenses and agreed to issue certain warrants as described below.

In October 2013, the Company entered into Amendment No. 2 to the Loan and Security Agreement (as amended by Amendment No. 1 and Amendment No. 2, the “Loan and Security Agreement”) to modify the terms pursuant to which the obligations under the Loan and Security Agreement will convert to high yield debt and equity, as applicable, to require the conversion upon a project financing event of $400 million, including the issuance of equity and high yield debt on certain terms and conditions. The agreement, as amended is referred to as the “Loan and Security Agreement.”

As of August 2013, the Company had borrowed all amounts available under the Loan and Security Agreement.

The Loan Advance bears interest from the funding date at 16.00% per annum (the “Loan Interest Rate”). The Company agreed to pay interest on the Loan Advance in arrears on the first day of each month, beginning March 1, 2012. The Company may elect payment of paid-in-kind interest, instead of cash interest, during the term of the loan. If the Company elects payment of paid-in-kind interest, the Company will issue Subsequent PIK Warrants (as defined below) that cover interest due over the following 12 months and the interest is added to the principal balance of the loan.

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

The Company also agreed to pay the Lenders an end of term charge equal to 9% of the aggregate amount of all advances made plus all interest paid-in-kind (instead of cash interest) upon the earlier to occur of the maturity of the Loan Advance, prepayment in full of the Loan Advance, or when the Loan Advance becomes due and payable upon acceleration. The Company is amortizing the end of charge term to interest expense and increasing the liability for the end of term charge over the life of the loan. The Company had amortized approximately $5.0 million as of December 31, 2013, which is included in the principal balance of the loan.

The Company’s obligations under the Loan and Security Agreement may be accelerated upon the occurrence of an event of default under the Loan and Security Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, cross-defaults, and a change of control default. The Loan and Security Agreement also provides for indemnification of 1538731 Alberta Ltd. as agent and the Lenders.

The Company granted the Lenders a security interest in all or substantially all of its tangible and intangible property, including intellectual property, now owned or hereafter acquired, subject to certain exclusions.

The $50 million available to the Company from Khosla under Amendment No.1 to the Loan and Security Agreement, plus accrued interest and applicable fees, is the approximate $53.2 million indebtedness exchanged for like amount of Senior Convertible Promissory Note described above.

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

In partial consideration for Amendment No. 1 to the Loan and Security Agreement described above, the Company issued the Lenders warrants to purchase an aggregate of 619,867 shares of the Company’s Class A common stock for an exercise price per share of $5.71 (each an “ATM Warrant”). In addition, on the first day of each subsequent 12 month period, the Company has agreed to grant to the Lenders additional shares under their respective ATM Warrants equal to (i) 3.75% of the average principal balance of the Loan Advance as of the last calendar day of each of the 12 months for such 12 month period payable to such Lender as of the last calendar day of each 12 month period, divided by (ii) 100% of the volume-weighted average closing market price per share of its Class A Common Stock over the 20 consecutive trading days ending on, but excluding, the day of grant (the “Average Market Price”). The ATM Warrants expire on August 3, 2020. As the Company borrowed additional amounts under the Loan and Security Agreement and the principal balance increased, the Company issued additional shares under its ATM Warrants. In connection with the additional $50 million borrowed from Khosla, the Company issued to Khosla an ATM Warrant to purchase 480,123 shares of its Class A Common Stock at exercise prices ranging from $3.10 per share to $5.06 per share. The ATM Warrants issued to Khosla will not be exercisable until the ATM Warrant issuances have been approved by the Company’s stockholders. Khosla Ventures controls a majority of the voting power of the Company’s outstanding common stock and would therefore also control any such approval vote.

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

The Initial PIK Warrants were issued as partial consideration for the Lenders’ entry into the Loan and Security Agreement and will expire on August 3, 2020. The Company elected payment of paid-in-kind interest at the first of each month from March 2012 through February 2013, which required the Company to issue warrants to purchase an aggregate of 334,862 shares of its Class A common stock at exercise prices ranging from $11.62 to $13.15 per share to the Lenders through February 2013.

The number of shares of the Company’s Class A common stock underlying the Subsequent PIK Warrants (assuming no net issuance) is an amount equal to 18% of the amount of interest paid-in-kind payable over the following 12 months divided by the Average Market Price. The Subsequent PIK Warrants expire on August 3, 2020. The Company has elected to pay-in-kind interest over the 12 months following April 1, 2013. As such, in connection with closing Amendment No. 1, the Company issued the Lenders Subsequent PIK Warrants to purchase an aggregate of 478,626 shares of the Company’s Class A common stock for an exercise price per share of $5.71. In connection with the additional $50 million borrowed from Khosla, the Company issued to Khosla a Subsequent PIK Warrant to purchase 377,238 shares of its Class A Common Stock at exercise prices ranging from $3.10 per share to $5.06 per share. The Subsequent PIK Warrants issued to Khosla will not be exercisable until the Subsequent PIK Warrant issuances have been approved by the Company’s stockholders, which vote is controlled by Khosla Ventures. The paid-in-kind interest increased the Loan Advance balance by $24.4 million from inception of the loan to December 31, 2013.

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

The Subsequent PIK Warrants, the Subsequent Drawdown Warrants and the ATM Warrants provide that if a registration statement is not declared effective on or prior to April 21, 2014 (the “Registration Deadline”), or if the registration statement has been declared effective but has been suspended, the Company will pay to the warrantholder liquidated damages. The liquidated damages payable are an amount equal to the product of (i) the aggregate exercise price of the warrant and the warrant shares then held by the warrantholder, which are not able to be sold pursuant to a registration statement for the reasons previously described (the “Aggregate Share Price”), multiplied by (ii) one and one-half hundredths (.015), for each 30 day period, (A) after the Registration Deadline and prior to the date the registration statement is declared effective by the SEC, and (B) during which sales of any warrants or warrant shares covered by a registration statement cannot be made pursuant to any such registration statement after the registration statement has been declared effective, subject to limited exceptions. The liquidated damages are payable in cash within five trading days after the end of each 30 day period that gives rise to the payment obligation, but are limited to 25% of the Aggregate Share Price paid by (or to be paid by) a warrantholder for its warrant shares.

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

Mississippi Development Authority Loan

In March 2011, KiOR Columbus entered into a loan agreement with the MDA, pursuant to which the MDA has agreed to make disbursements to KiOR Columbus from time to time, in a principal amount not to exceed $75 million, to reimburse costs incurred by KiOR Columbus to purchase land, construct buildings and to purchase and install equipment for use in the manufacturing of the Company’s cellulosic transportation fuels from Mississippi-grown biomass. Principal payments on the loan are due semiannually on June 30 and December 31 of each year and commenced on December 31, 2012 and will be paid on such dates over 20 years. In addition, the Company is required to pay the entire outstanding principal amount of the loan, together with all other applicable costs, charges and expenses no later than the date 20 years from the date of its first payment on the loan. The loan is non-interest bearing.

The loan agreement contains no financial covenants. Events of default include a failure by KiOR Columbus or KiOR to make specified investments within Mississippi by December 31, 2015, including an aggregate $500.0 million investment in property, plant and equipment located in Mississippi and expenditures for wages and direct local purchases in Mississippi totaling $85.0 million. Of the total amount committed to be spent, the Company had spent $218 million on property, plant and equipment as of December 31, 2013, leaving an amount of $282 million remaining to be invested, while expenditures for wages and direct local purchases totaled approximately $51 million at December 31, 2013 leaving $34 million remaining to be spent. Based on its current estimates, the Company believes that it will be unable to meet the specified investment requirement in property, plant and equipment under its MDA loan and if the Columbus facility is not operating during 2014, it expects it will be unable to meet the specified expenditures for wages and direct local purchases. Failure to meet these requirements would constitute a default under its MDA loan. Any defaults under its MDA Loan could, in turn, result in cross defaults under its other loan facilities.

In 2011, the Company received all $75.0 million under the MDA loan to reimburse the Company for expenses incurred on the construction of its initial-scale commercial production facility located in Columbus, Mississippi. As of December 31, 2013, borrowings of approximately $69.4 million under the MDA loan were outstanding.

The non-interest bearing component of the MDA loan was estimated to be approximately $32.2 million, which is recorded as a discount on the MDA Loan and a reduction of the capitalized cost of the related assets for which the Company was reimbursed in the same amount. The loan discount is recognized as interest expense, subject to interest capitalization during the construction phase, using the effective interest method. As of December 31, 2013, $5.8 million of the loan discount had been recognized as interest expense and subsequently capitalized to the extent allowed.

Equipment Loans

In March 2013, the Company paid off the outstanding balance under Equipment Loan #1 with Silicon Valley Bank (“Equipment Loan #1) and on October 21, 2013, paid off the outstanding balance under Equipment Loan #2 with Lighthouse Capital Partners VI, L.P. (“Equipment Loan #2”).

Interest expense

For the years ended December 31, 2013, 2012 and 2011, interest expense incurred was $30.7 million, $21.3 million, and $2.5 million, respectively, of which approximately $3.9 million, $21.0 million, and $2.5 million, respectively, was capitalized.

8. Income Taxes

Loss before income taxes is comprised of the following:

	Years Ended December 31,
	2013	2012	2011
	(Amounts in thousands)
United States	$(347,451)	$(96,435)	$(64,055)
Foreign	—	—	—

Total loss before income taxes	$(347,451)	$(96,435)	$(64,055)

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The amounts of income tax provision consisted of the following:

	Years Ended December 31,
	2013	2012	2011
	(Amounts in thousands)
United States — current and deferred	$—	$—	$—
Foreign — current and deferred	—	—	3

Total income tax provision	$—	$—	$3

Deferred income tax provisions result from temporary differences in the recognition of expenses for financial reporting purposes and for tax reporting purposes. The effects of these differences are presented as deferred income tax assets and liabilities as follows:

	December 31,
	2013	2012
	(Amounts in thousands)
Federal net operating loss carryforward	$78,884	$42,661
Section 195 capitalization — start-up expenditures	26,132	28,795
Section 59(e) Research and Development Expense	19,853	—
Basis difference related to property and equipment	60,303	—
Other	4,409	4,708
Gross deferred tax assets	189,581	76,164

Basis difference related to property and equipment	—	(5,605)
Gross deferred tax liabilities	—	(5,605)

Net deferred tax assets	189,581	70,559
Valuation allowance	(189,581)	(70,559)

Total deferred income tax asset (liability)	$—	$—

The effective tax rate for the year ended December 31, 2013, 2012, and 2011 was 0%.

At December 31, 2013 the Company had a net federal income tax net operating loss (“NOL”) carry forward balance of $78.9 million. If unused, the NOLs begin expiring in 2028. The Company has a full valuation allowance for its net deferred tax assets because the Company has incurred losses since inception. Certain changes in the ownership of the Company could result in limitations on the Company’s ability to utilize the federal NOLs. The Company has incurred overall net windfalls as a result of the difference between the book and tax deductions for restricted stock. Since the Company is in a taxable loss position for 2013 and cannot carry back the NOL to generate a cash tax refund, the benefit of the excess tax deduction has not been recorded to additional paid-in capital in the financial statements. In addition, a deferred tax asset for the NOL created by the windfall has not been recorded. The estimated net suspended NOL at the end of 2013 is $5.0 million.

The following table summarizes the differences between income tax expense based on the Company’s effective tax rate and the federal statutory income tax rate of 35%:

	Years Ended December 31,
	2013	2012	2011
	(Amounts in thousands)
Income tax benefit at statutory rate	$(121,608)	$(33,752)	$(22,419)
Increase in taxes resulting from:
Permanent differences	2,680	3,766	569
Foreign taxes	—	—	—
Valuation allowance on tax assets	118,928	29,986	21,850

Income tax expense	$—	$—	$—

The Company’s only taxing jurisdictions are the United States, Texas, and Mississippi. The Company’s tax years 2010 to present remain open for federal examination.

9. Commitments and Contingencies

Litigation

From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of business.

On August 20, 2013, Michael Berry, a purported purchaser of the Company’s common stock, filed a complaint in the United States District Court for the Southern District of Texas against the Company, its President and Chief Executive Officer and its former Chief Financial Officer, captioned Michael Berry v. KiOR, Inc., Fred Cannon, and John Karnes. The plaintiff alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act. The plaintiff sought to represent a class of purchasers of the Company’s securities from August 14, 2012 to August 7, 2013, and alleged that during this period the market price of the Company’s common stock was artificially inflated by allegedly false or misleading statements principally concerning the timing of projected biofuel production levels at the Company’s Columbus, Mississippi facility. On October 21, 2013, two other purported purchasers of the Company’s common stock, Sharon Kegerreis and Dave Carlton, filed motions to be appointed as lead plaintiffs in connection with this putative class action and to have their attorneys approved as lead counsel. Mr. Berry did not file a motion to be appointed as lead plaintiff. On November 25, 2013, Sharon Kegerreis and Dave Carlton were appointed Lead Plaintiffs and their selection of co-lead counsel was approved by the court. Lead Plaintiffs then filed an amended class action complaint on January 27, 2014, alleging the Exchange Act and Rule 10b-5 violations of the original complaint and seeking to represent a class of purchasers of the Company’s securities from August 14, 2012 to January 8, 2014. The Company’s deadline for answering or otherwise responding to the amended class action complaint is March 25, 2014.

On December 12, 2013, Gary Gedig, a purported purchaser of the Company’s common stock, filed a derivative complaint in the United States District Court for the Southern District of Texas, allegedly on behalf of the Company, against the Company, its President and Chief Executive Officer, its former Chief Financial Officer and some of its outside directors. This purported derivative action is captioned Gary Gedig v. Fred Cannon, John Karnes, Samir Kaul, David Paterson, William Roach, and Gary Whitlock. Plaintiff alleges breaches of the fiduciary duties of loyalty and good faith in connection with allegedly false or misleading statements about the progress at the Company’s Columbus, Mississippi facility and the timing of projected biofuel production levels. On February 21, 2014, the Company moved to dismiss the complaint on grounds that Plaintiff failed to plead demand futility and that the complaint fails to state a claim upon which relief can be granted. On February 25, 2014, the case was transferred to the Honorable Lee Rosenthal, before whom the Berry putative class action is pending.

The Company denies any allegations of wrongdoing and intends to vigorously defend against these lawsuits. However, there is no assurance the Company will be successful in its defenses or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of these actions. Moreover, the Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On January 28, 2014, the SEC served the Company with a subpoena, pursuant to a formal order of investigation, seeking documents about, among other subject matters, the progress at its Columbus facility and the timing of projected biofuel production levels. The Company is committed to cooperating with the SEC and responding to the subpoena request. It is not possible at this time to predict the outcome of the SEC investigation, including whether or when any proceedings might be initiated, when these matters may be resolved or what, if any, penalties or other remedies may be imposed.

Except for the matters described above, the Company is not a party to any material litigation or proceeding and are not aware of any material litigation or proceeding pending or threatened against us.

Leases

Operating leases are primarily for rental of land, modular office, lab buildings, lab instrumentation, and office and logistic equipment. All leases expire between 2012 and 2027. The Company recognizes rent expense on a straight-line basis over the noncancelable lease term. Rental expense for operating leases was approximately $3.5 million, $2.7 million, and $1.0 million for the years ended December 31, 2013, 2012, and 2011, respectively.

The Company has an operating lease agreement for the land used for headquarters in Pasadena, Texas. The term of the lease is for 5 years ending on August 31, 2016, with annual rent of $275,000. The Company has the right to renew the agreement for 3 additional 5 year terms. Annual rent is subject to increase for inflation.

In June 2012 the Company entered into an operating lease agreement for use of a nitrogen plant at the Columbus facility. The term of the lease is for 10 years ending on June 1, 2022, with annual rent of $409,000.

In July 2012 the Company entered into an operating lease agreement for use of a hydrogen plant at the Columbus facility. The term of the lease is for 15 years ending on July 1, 2027 with annual rent of about $2.1 million.

For the next five years, the scheduled minimum rental commitments under non-cancelable operating leases at December 31, 2013, consist of the following (amounts in thousands):

2014	$3,069
2015	2,844
2016	2,740
2017	2,554
2018	2,554

$13,761

Commitments under the Mississippi Development Authority Loan

Under the MDA loan agreement, KiOR Columbus committed to make specified investments within Mississippi by December 31, 2015, including an aggregate $500.0 million investment in property, plant and equipment located in Mississippi and expenditures for wages and direct local purchases totaling $85.0 million. Of the total amount committed to be spent, the Company has spent $218 million on property, plant and equipment as of December 31, 2013, leaving an amount of $282 million remaining to be invested, while expenditures for wages and direct local purchases totaled approximately $51 million at December 31, 2013, leaving $34 million remaining to be spent. Based on its current estimates, the Company believes that it will be unable to meet the specified investment requirement in property, plant and equipment under its MDA loan and if the Columbus facility is not operating during 2014, it expects it will be unable to meet the specified expenditures for wages and direct local purchases. Failure to meet these requirements would constitute a default under its MDA loan. Any defaults under its MDA Loan could, in turn, result in cross defaults under its other loan facilities. The Company is a parent guarantor for the payment of the outstanding balance under the loan. As of December 31, 2013, KiOR Columbus had $69.4 million in outstanding borrowings under the loan, which are guaranteed by the Company.

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

On October 18, 2013 the Company entered into the October 2013 Note Purchase Agreement with the Purchasers. The October 2013 Note Purchase Agreement was amended on October 20, 2013. In the as amended agreement KV III, VNK and Khosla purchased an aggregate combined total of $95.7 million of Notes in exchange for cash and the conversion of a portion of the Company’s outstanding indebtedness.

See Note 7 – Long-Term Debt for a description of the loans. The Alberta Lenders, Khosla, KV III and VNK are beneficial owners of more than 5% of the Company’s common stock.

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

The second tranche will close if, during the period beginning on October 18, 2013 and ending on July 1, 2014, the Company receives the Project Financing Amount (which amount will include binding commitments to invest sums in the future, provided that (i) such commitments are not subject to any conditions in the control of the committing party and (ii) such commitments are not in excess of $35 million). The Company does not expect to satisfy the necessary contingencies for this commitment by its June 30, 2014 expiration date in order to receive that financing.

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

Registration Rights Agreements

The Shares issued pursuant to the October 2013 Note Purchase Agreement and the Gates Shares issued pursuant to the Stock Purchase Agreement are also subject to Registration Rights Agreements that require the Company to file a registration statement with the SEC for resale of such NPA Shares and Gates Shares, as applicable, as soon as practicable and in any event no later than the Registration Deadline. The registration rights agreements also provide holders of NPA Shares and Gates Shares certain demand and piggyback registration rights under specified circumstances. Failure to file a registration statement by the Registration Deadline may require the Company to pay to the holders of NPA Shares and Gates Shares liquidated damages, as described below.

The October 2013 Note Purchase Agreement and the Stock Purchase Agreement further require the Company to file a registration statement(the “Registration Statement”), covering the resale of Class A common stock issuable under such agreements, (the “Registrable Securities”).

In the event (i) that the Registration Statement has not been declared effective by the SEC on or before the Registration Deadline or (ii) after a Registration Statement has been declared effective by the SEC, sales of any of the Registrable Securities covered by such Registration Statement cannot be made pursuant to such Registration Statement because such Registration Statement has been suspended (by reason of a stop order or the Company’s failure to update the Registration Statement or otherwise), except as a result of a suspension permitted under the applicable registration rights agreement, or if such Registration Statement is no longer effective, then, in addition to any equitable remedies that may be available to the holder of such Registrable Securities under applicable law, the Company has agreed to pay such holder liquidated damages. The liquidated damages will be in an amount equal to 1.5% of the aggregate purchase price paid by the holder pursuant to the October 2013 Note Purchase Agreement or the Stock Purchase Agreement, as applicable, for the securities with respect to which any unregistered Registrable Securities are then held by such holder for each consecutive or non-consecutive 30 day period after the Registration Deadline and prior to the date the Registration Statement is declared effective by the SEC, or during which sales of any Registrable Securities covered by a Registration Statement cannot be made pursuant to any such Registration Statement after the Registration Statement has been declared effective. The Company must pay such liquidated damages in cash within 5 trading days after the end of each 30 day period giving rise to such obligation. Notwithstanding the foregoing, in no event is the Company obligated to make payments (a) in respect of the same Registrable Securities for the same period of time or (b) in an aggregate amount that exceeds 10% of the aggregate price paid by the holder for such securities.

In addition, under the Loan and Security Agreement, the Company is required to file a registration statement covering the resale of warrants issued under the Loan and Security Agreement and the shares of the Company’s Class A common stock issuable upon exercise of such warrants. The Company does not expect to be able to file such registration statements by the Registration Deadline and failure to do so will subject it to liquidated damages.

The liquidated damages payable is an amount equal to the product of (i) the aggregate exercise price of the warrant and the warrant shares then held by the warrantholder, which are not able to be sold pursuant to a registration statement for the reasons previously described, which is referred to as the Aggregate Share Price, multiplied by (ii) one and one-half hundredths (.015), for each 30 day period, (A) after the LSA Registration Deadline and prior to the date the registration statement is declared effective by the SEC, and (B) during which sales of any warrants or warrant shares covered by a registration statement cannot be made pursuant to any such registration statement after the registration statement has been declared effective, subject to limited exceptions. The liquidated damages are payable in cash within 5 trading days after the end of each 30 day period that gives rise to the payment obligation, but are limited to 25% of the Aggregate Share Price paid by (or to be paid by) a warrantholder for its warrant shares.

Common Stock Warrants Outstanding

Warrants Issued in Connection with Equipment Loans

In connection with Equipment Loan #2, the Company issued warrants to purchase 16,998 shares of the Company’s Series B convertible preferred stock at an exercise price of $2.941 per share. The warrants are exercisable upon issuance and expire ten years from the issuance date. The issuance date fair value of these warrants was estimated to be $42,000 and has been recorded as a reduction, or discount, to the carrying value of the loan. The discount is being amortized to interest expense over the term of the loan. The warrants were valued on the issuance date using the following assumptions: a risk-free interest rate of 0.50%, expected volatility of 98.8%, no expected dividend yield and a term of ten years. Upon the close of the Company’s initial public offering on June 29, 2011, warrants to purchase 16,998 shares of Series B convertible preferred stock automatically converted into warrants to purchase an equivalent number of Class A common stock. Warrants issued in connection with Equipment Loan #2 were still outstanding as of December 31, 2013.

Warrants Issued in Connection with Amendments of Equipment and Business Loan

In connection with the amendment to Equipment Loan #1 and the Company’s January 27, 2010 business loan agreement with Lighthouse Capital Partners VI, L.P. and Leader Lending, LLC (the “Business Loan”) in February 2011 and April 2011, the Company agreed to issue warrants to purchase $300,000 of securities issued in a next-round equity financing, which resulted in the Company issuing warrants to purchase 61,200 shares of Series C convertible preferred stock at an exercise price of $4.902 per share. Upon the close of the initial public offering on June 29, 2011, warrants to purchase 61,200 shares of Series C convertible preferred stock automatically converted into warrants to purchase 25,000 shares of Class A common stock using a conversion price of 80% of the price per share in the Company’s initial public offering. Warrants issued in connection with amendments to Equipment Loan #1 and the Company’s Business Loan were still outstanding as of December 31, 2013.

Warrants Issued in Connection with Alberta Lenders/Khosla Term Loan

On January 26, 2012, the Company and KiOR Columbus entered into the Loan and Security Agreement. Pursuant to the Loan and Security Agreement, the Alberta Lenders made a term loan to the Company in the principal amount of $50 million and Khosla made a term loan to the Company in the principal amount $25 million, for a total of $75 million in principal amount. In March 2013, the Company and the Lenders entered into Amendment No.1 to the Company’s Loan and Security Agreement which, among other things, increased the amount available under the facility by $50 million.

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

In partial consideration for Amendment No. 1 to the Company’s Loan and Security Agreement described above, the Company issued the Lenders ATM Warrants to purchase an aggregate of 619,867 shares of the Company’s Class A common stock for an exercise price per share of $5.71. In addition, on the first day of each subsequent 12 month period, the Company has agreed to grant to the Lenders additional shares under their respective ATM Warrants equal to (i) 3.75% of the average principal balance of the Loan Advance as of the last calendar day of each of the 12 months for such 12 month period payable to such Lender as of the last calendar day of each twelve (12) month period, divided by (ii) 100% of the Average Market Price. The ATM Warrants expire on August 3, 2020. As the Company borrowed additional amounts under the Loan and Security Agreement and the principal balance increased, the Company issued additional shares under its ATM Warrants. The ATM Warrant issued to Khosla will not be exercisable until the ATM Warrant issuance has been approved by the Company’s stockholders. Khosla Ventures controls a majority of the voting power of the Company’s outstanding common stock and would therefore also control any such approval vote.

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

The number of shares for which each PIK Warrant, Subsequent Drawdown Warrant and ATM Warrant is exercisable and the associated exercise price is subject to certain anti-dilution adjustments. Each PIK Warrant, Subsequent Drawdown Warrant and ATM Warrant may be exercised by payment of the exercise price in cash or on a net issuance basis. The Initial Warrants, the PIK Warrants, the Subsequent Drawdown Warrants and the ATM Warrants obligate the Company to file a registration statement on Form S-3 covering the resale of such warrants and the shares of the Company’s Class A common stock issuable upon exercise of such warrants. Subsequent PIK Warrants, Subsequent Drawdown Warrants and ATM Warrants issued by the Company in connection with the amendment required the Company to register the resale of such warrants and the shares underlying such warrants on a registration statement on Form S-3 by April 21, 2014. The Company does not expect to be able to register these shares by the Registration Deadline.

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

The Company and the Lenders have agreed that without the Company’s first obtaining the approval from the Company’s stockholders, it will not have any obligation to issue, and will not issue, any warrants under the Loan and Security Agreement (including without limitation the ATM Warrants, the Subsequent Drawdown Warrants and the Subsequent PIK Warrants) to the extent that their issuance, when aggregated, would obligate the Company to issue more than 19.99% of the Company’s outstanding Class A common stock (or securities convertible into such Class A common stock), or the outstanding voting power, as calculated immediately prior to the execution of the amendment (subject to appropriate adjustments for any stock splits, stock dividends, stock combinations or similar transactions), in each case at a price less than the greater of the book or market value of the Company’s Class A common stock.

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

	January 1,	February 1,	March 17,	April 24,	May 17,	June 17,	July 26,	August 27,
	2013	2013	2013	2013	2013	2013	2013	2013
Shares issuable	36,235	42,645	1,098,493	569,825	546,302	571,254	497,946	812,031
Stock Price	$6.65	$5.61	$5.70	$4.38	$4.64	$4.10	$4.87	$2.40
Exercise Price	$11.62	$11.62	$5.71	$4.42	$4.62	$4.42	$5.06	$3.10
Expected volatility	83.0%	83%	83%	83%	83%	83%	80%	80%
Risk-free interest rate	1.25%	1.40%	1.31%	1.13%	1.32%	1.57%	1.98%	2.15%
Dividend yield	—	—	—	—	—	—	—	—
Expected term (in years)	7	7	7.5	7.3	7.3	7.2	7	7
Fair value	$4.39	$3.56	$4.31	$3.27	$3.48	$3.03	$3.53	$1.67

The warrants may be exercised by payment of the exercise price in cash or on a net issuance basis. All warrants issued pursuant to the Loan and Security Agreement were outstanding as of December 31, 2013. The following warrant activity occurred for the warrants issued in connection with the Loan and Security Agreement:

Warrant Holder	Type of Warrant	Shares underlying warrants issued as of December 31, 2012	Shares underlying warrants issued during the period ended December 31 2013	Shares underlying warrants exercised during the period ended December 31, 2013	Shares underlying warrants outstanding at December 31, 2013
1538731 Alberta Ltd.	ATM	-	148,355	-	148,355
	PIK	61,264	133,429	-	194,693
	Other (1)	278,055	-	-	278,055
1538716 Alberta Ltd.	ATM	-	264,890	-	264,890
	PIK	109,391	238,242	-	347,633
	Other (1)	496,472	-	-	496,472
KFT Trust, Vinod	ATM	-	686,745	-	686,745
Khosla, Trustee	PIK	85,327	563,073	-	648,400
	Subsequent Drawdown Warrant	-	2,139,997	-	2,139,997
	Other (1)	387,263	-	-	387,263

(1) Other warrants consist of the initial warrants issued in connection with the Company’s entrance into the Loan and Security Agreement.

The Company determined that the warrants issuable pursuant to the Loan and Security Agreement should be accounted for as equity based on the rationale that the Company does not have an obligation to transfer assets to the holders of the warrants. This is because the warrants cannot be redeemed and may only be satisfied by the issuance of shares to the warrant holders. This determination is supported by the guidance under ASC 470-20, Debt Instruments with Detachable Warrants, which states that (i) proceeds from the sale of a debt instrument with stock purchase warrants are allocated based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance and (ii) the portions of the proceeds allocated to the warrants should be accounted for as paid-in capital. Based upon the guidance above, the Initial Warrants, PIK Warrants, Subsequent Drawdown Warrants and ATM Warrants have been accounted for as equity.

12. Employee Benefit Plan

The Company has a 401(k) plan covering all of its U.S. employees. Effective May 1, 2010, the Company began matching 100% of the first 3% of individual employee contributions and 50% of the next 2% of individual employee contributions. New employees can immediately join the plan and participants immediately vest in employer matching contributions. Employer matching contributions under the plan totaled $884,000, $711,000, and $436,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

13. Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense related to options and restricted stock granted was allocated to cost of product revenue, research and development expense and sales, general and administrative expense as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Cost of product revenue	$348	$—	$—
Research and development	$1,593	$1,904	$769
Sales, general and administrative	$10,129	$11,449	$5,385

Total stock-based compensation expense	$12,070	$13,353	$6,154

The amount of the excess tax benefits and the related additional paid in capital have not been set up as NOLs. These excess tax benefits are currently being carried forward and not yet monetized.

Amended and Restated 2007 Stock Option/Stock Issuance Plan

The Company established the 2007 Stock Option/Stock Issuance Plan (the “2007 Plan”) as a method to grant stock options and Class A and Class B common stock as an incentive to employees and nonemployees. The 2007 Plan, as originally approved, provided for a maximum of 10.2 million common shares to be granted to eligible employees, consultants and directors. On April 16, 2010, the 2007 Plan was amended such that the maximum number of common shares to be granted to eligible employees, consultants and directors was increased to 22.0 million. Options granted under the 2007 Plan are granted at an exercise price that approximates the fair market value of the stock at the time the option is granted. The fair value of all option grants is estimated using the Black-Scholes model. The stock options expire on the tenth anniversary of the date of grant. A portion of the stock options became exercisable upon issuance and the remaining stock options vested ratably over a five-year period. Shares of common stock or Class A common stock issued under the 2007 Plan were granted at the discretion of the 2007 Plan administrator and were either granted through the immediate purchase of such shares or as a bonus for services rendered to the Company

Options to purchase approximately 5.5 million shares of Class A common stock and options to purchase approximately 3.9 million shares of Class B common stock were outstanding as of December 31, 2013 under the 2007 Plan. Options to purchase approximately 6.4 million shares of Class A common stock and options to purchase approximately 4.3 million shares of Class B common stock were outstanding as of December 31, 2012. The restricted shares have graded vesting in the range of four to five years.

Stock option activity for the Company under the 2007 Plan was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2012	10,681	$1.68
Options Granted	—	—
Exercised	(432)	0.75
Forfeited	(834)	4.08

Outstanding at December 31, 2013	9,415	$1.51	5.6	$6,262

Exercisable	8,021	$1.31	5.5	$6,009

There were no options granted during the year ended December 31, 2013 or for the year ended December 31, 2012 under the 2007 plan. The weighted-average grant-date fair value of options granted during the year ended December 31, 2011, was $7.13. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012, and 2011 was, $1.5 million, $19.4 million and $4.3 million, respectively. There remains $3.4 million in unrecognized stock-based compensation cost that is expected to be recognized over a weighted-average period of 1.5 years.

The weighted average assumptions used to value stock option grants under the 2007 Plan for the year ended December 31, 2011 are as follows:

December 31, 2011
Expected volatility	83.15%
Risk-free interest rate	2.12%
Dividend yield	—
Expected term (in years)	5.70

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

Restricted stock activity for the Company under the 2007 Plan was as follows:

	Number of Shares (In thousands)	Weighted- Average Grant- Date Fair Value
Nonvested—December 31, 2012	675	$15.00
Granted	—	—
Vested	(182)	15.00
Forfeited	(307)	15.00

Nonvested—December 31, 2013	186	$15.00

As of December 31, 2013, there was $2.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Following the effectiveness of the Company’s 2011 Plan (as described below), upon completion of the Company’s initial public offering in June 2011, no further awards were made under the 2007 Plan.

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

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2012	249	$13.53
Options Granted	84	4.04
Exercised	—	—
Forfeited	(126)	15.29

Outstanding at December 31, 2013	207	$8.60	8.5	$—

Exercisable	38	$14.01	7.7	$—

The weighted-average grant-date fair value of options granted under the 2011 Plan during the year ended December 31, 2013 was $2.81. There is a remaining $0.9 million in unrecognized stock-based compensation cost that is expected to be recognized over a weighted-average period of 3.0 years. The fair value of the options granted under the 2011 Plan was calculated using the following assumptions:

	Years Ended December 31,
	2013	2012
Expected volatility	80%	83%
Risk-free interest rate	1.00%	1.11%
Dividend yield	—	—
Expected term (in years)	6.30	7

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

Restricted stock activity for the Company under the 2011 Plan was as follows:

	Number of Shares (In thousands)	Weighted- Average Grant-Date Fair Value
Nonvested—December 31, 2012	1,195	$9.71
Granted	2,348	6.30
Vested	(854)	9.59
Canceled or forfeited	(598)	8.96

Nonvested—December 31, 2013	2,091	$6.14

As of December 31, 2013, there was $12.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2011 Plan. That cost is expected to be recognized over a weighted-average period of 2.0 years.

In March 2012, the compensation committee of the Board of Directors approved the performance metrics for the Company’s 2012 Company Annual Incentive Plan (the “2012 Incentive Plan”). Awards under the 2012 Incentive Plan are denominated in shares of Class A common stock under the Company’s 2011 Plan. In March 2013, the Company’s compensation committee determined that the performance goals were partially met and granted 419,943 fully vested shares of Class A common stock to the plan participants who were still employees at the time of grant.

In March 2013, the compensation committee of the Board of Directors approved the performance metrics for the Company’s 2013 Company Annual Incentive Plan (the “2013 Incentive Plan”). Awards under the 2013 Incentive Plan are denominated in shares of Class A common stock under the Company’s 2011 Plan. If pre-determined performance goals are met, fully vested shares of Class A common stock will be granted to the officers and employees around March 2014, so long as the officer or employee is still an employee at that date. Participants in the 2013 Incentive Plan have the ability to receive up to 200% of the target number of shares originally granted. During the first quarter of 2013, the compensation committee approved target awards for an aggregate of 575,758 shares of Class A common stock for officers of the Company to be administered by the committee and authorized target awards for an aggregate of 327,960 shares of Class A common stock for key employees to be administered by management of the Company under the 2013 Incentive Plan

2012 Employee Stock Purchase Plan

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

The awards granted for the purchase period beginning July 1, 2013 under the 2012 ESPP had a fair value of $1.81 per share using the following assumptions: a risk-free interest rate of 0.09%, expected volatility of 65.73%, expected dividend yield of 0%, and an expected term of 0.5 years. For the purchase period July 1, 2013 through December 31, 2013, the Company’s employees purchased 69,019 shares under the 2012 ESPP at a price per share of $1.43.

14. Subsequent Events

 On March 16, 2014, the Company received an Investment Commitment letter from Vinod Khosla, pursuant to which Mr. Khosla has committed to invest in the Company cash in an amount of up to $25,000,000 in available fund(either through personal funds, using funds held by a trust or entity he controls or to another assignee), (the “Commitment”). The Commitment is to support (i) the Company’s liquidity needs and (ii) research and development efforts.

The Commitment is contemplated to be funded in a number of monthly borrowings of no more than $5,000,000 per month and will be conditioned on the achievement of certain performance milestones to be mutually agreed between Mr. Khosla and the Company. The Commitment will also be subject to the negotiation and execution of definitive financing documents.

SUPPLEMENTARY FINANCIAL DATA

Selected Quarterly Financial Data (Unaudited)

The following table presents selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended December 31, 2013. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented. Net loss per share—basic and diluted, for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.

	Quarter
	First	Second	Third	Fourth
	(In Thousands, except share and per share amounts)
Year Ended December 31, 2013
Net Sales	$71	$239	$720	$795
Gross Profit	$(5,337)	$(14,849)	$(18,732)	$(16,414)
Loss from operations (1)	$(29,179)	$(31,286)	$(33,943)	$(226,205)
Net loss attributable to common stockholders	$(31,335)	$(38,494)	$(43,068)	$(234,554)
Net loss per share—basic and diluted	$(0.30)	$(0.36)	$(0.40)	$(2.14)
Shares used in calculation—basic and diluted	105,571,985	106,210,111	106,690,852	109,452,630
Year Ended December 31, 2012
Loss from operations	$(16,550)	$(22,974)	$(26,956)	$(29,694)
Net loss attributable to common stockholders	$(16,822)	$(22,967)	$(26,952)	$(29,694)
Net loss per share—basic and diluted	$(0.16)	$(0.22)	$(0.26)	$(0.28)
Shares used in calculation—basic and diluted	103,139,012	104,317,952	104,805,198	105,149,221

(1)

For the quarter ended December 31, 2013, includes an impairment of $185.0 million for our Columbus facility. An impairment was recorded due to the Columbus facility not generating positive cash flows and us not being able to get the facility to “steady state” operations. Furthermore, for the quarter ended December 31, 2013, we recorded an impairment of $11.3 million related to the design costs of our previously planned commercial production facility in Natchez, Mississippi. Raising the capital necessary to construct our next commercial production facility is subject to our raising capital in the near term to continue our operations, our successful completion of our optimization projects and upgrades and their success in improving operations at the Columbus facility. As such, we cannot be certain that the construction of our next commercial production facility is probable.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in its 1992 Internal Control – Integrated Framework. Based on this assessment and such criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

Commitment Letter

On March 16, 2014, we received an Investment Commitment letter from Vinod Khosla, pursuant to which Mr. Khosla has committed to invest in KiOR cash in an amount of up to $25,000,000 in available funds (either through personal funds, using funds held by a trust or entity he controls or to another assignee), which we refer to as the Commitment. The Commitment is to support (i) our liquidity needs and (ii) research efforts.

The Commitment is contemplated to be funded in a number of monthly borrowings of no more than $5,000,000 per month and will be conditioned on the achievement of certain performance milestones to be mutually agreed between Mr. Khosla and us. The Commitment will also be subject to the negotiation and execution of definitive financing documents.

Khosla Ventures is one of our significant stockholders. Vinod Khosla is the managing member of VK Services, LLC which is the manager of Khosla Ventures Associates II, LP, or KVA II, and Khosla Ventures Associates III, LP, or KVA III. KVA II and KVA III are the general partners of Khosla Ventures II, LP and Khosla Ventures III, LP, respectively, who are our stockholders. Certain shares of Class A common stock of ours are held by an entity affiliated with Mr. Khosla and Mr. Khosla may be deemed to have indirect beneficial ownership of such shares. As a result, each of Khosla Ventures and Mr. Khosla may be deemed to possess voting and investment control over (and indirect beneficial ownership of) approximately 64% of our outstanding shares of Class A common stock. Samir Kaul, one of our directors, is also a member of KVA II and KVA III.

A copy of the Commitment Letter is attached hereto as Exhibit 10.30. The Commitment Letter is incorporated by reference herein.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included under the headings, “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct,” “Director Nominations Process,” “Committees of the Board of Directors – Audit Committee” in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be held on May 22, 2014, which we refer to as the Proxy Statement, is incorporated herein by reference. We anticipate filing the Proxy Statement within 120 days after December 31, 2013. With the exception of information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.

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

(3)	Exhibits. The exhibits listed on the accompanying index to exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this report on Form 10-K.

(b)	Exhibits

The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of KiOR, Inc.	S-8	333-175220	4.1	June 29, 2011
3.2	Amended and Restated Bylaws of KiOR, Inc.	S-8	333-175220	4.2	June 29, 2011
4.1	Specimen Stock Certificate representing Class A common stock.	S-1	333-173440	4.1	June 10, 2011
4.2	Amended and Restated Investors’ Rights Agreement dated April 21, 2011, among the Registrant and the Registrant’s securityholders listed therein.	S-1	333-173440	4.2	May 18, 2011
4.3	Preferred Stock Purchase Warrant issued December 30, 2008 by KiOR, Inc. to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.4	April 11, 2011
4.4	Preferred Stock Purchase Warrant issued January 27, 2010 by KiOR, Inc. to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.5	April 11, 2011
4.5	Preferred Stock Purchase Warrant issued January 27, 2010 by KiOR, Inc. to Leader Equity LLC.	S-1	333-173440	4.6	April 11, 2011
4.6	Warrant to Purchase Stock issued March 17, 2010, by KiOR, Inc. to Silicon Valley Bank.	S-1	333-173440	4.7	April 11, 2011
4.7	Form of Class A Common Stock Purchase Warrant issued July 28, 2010.	S-1	333-173440	4.7	May 18, 2011
4.8	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of January 26, 2012 issued by KiOR, Inc. to 1538731 Alberta Ltd.	8-K	001-35213	10.2	January 27, 2012
4.9	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of January 26, 2012 issued by KiOR, Inc. to 1538716 Alberta Ltd.	8-K	001-35213	10.3	January 27, 2012

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
4.10	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of January 26, 2012 issued by KiOR, Inc. to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	10.4	January 27, 2012
4.11	Preferred Stock Purchase Warrant issued June 6, 2011 to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.15	June 10, 2011
4.12	Preferred Stock Purchase Warrant issued June 6, 2011 to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.16	June 10, 2011
4.13	Preferred Stock Purchase Warrant issued June 6, 2011 to Leader Lending, LLC.	S-1	333-173440	4.17	June 10, 2011
10.1	Loan Agreement, dated as of March 17, 2011, between KiOR Columbus LLC and the Mississippi Development Authority.	S-1	333-173440	10.1	April 11, 2011
10.2	Purchase Money Security Agreement dated March 17, 2011, between KiOR Columbus LLC and the Mississippi Development Authority.	S-1	333-173440	10.2	April 11, 2011
10.3(a)	Senior Secured Convertible Promissory Note Purchase Agreement, dated October 18, 2013 by and among KiOR, Inc., KiOR Columbus, Khosla Ventures III, LP, KFT Trust, Vinod Khosla, Trustee and VNK Management, LLC	8-K	001-35213	99.1	October 21, 2013
10.3(b)	Amendment No. 1 to Senior Secured Convertible Promissory Note Purchase Agreement, dated October 20, 2013	8-K	001-35213	99.1B	October 21, 2013
10.4(a)	Form of Senior Secured Convertible Promissory Note	8-K	001-35213	99.2	October 21, 2013
10.4(b)	Senior Secured Convertible Promissory Note by and between KiOR, Inc. and Khosla Ventures III, LP					X
10.4(c)	Senior Secured Convertible Promissory Note by and between KiOR, Inc. and KFT Trust, Vinod Khosla, Trustee					X
10.4(d)	Senior Secured Convertible Promissory Note by and between KiOR, Inc. and VNK Management, LLC					X
10.5	Registration Rights Agreement by and among KiOR, Inc., KiOR Columbus, Khosla Ventures III, LP, KFT Trust, Vinod Khosla, Trustee and VNK Management, LLC					X
10.6	Class A Common Stock Purchase Agreement dated October 18, 2013 by and between KiOR, Inc. to Gates Ventures, LLC	8-K	001-35213	99.4	October 21, 2013
10.7	Registration Rights Agreement in connection with the Stock Purchase Agreement by and between KiOR, Inc. to Gates Ventures, LLC					X
10.8	Agreement to Subordinate dated October 20, 2013, and related Form of Subordination Agreement	8-K	001-35213	99.7	October 21, 2013

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.9(a)	Loan and Security Agreement dated as of January 26, 2012 among KiOR, Inc., KiOR Columbus LLC, 1538731 Alberta Ltd., 1538716 Alberta Ltd. and KFT Trust, Vinod Khosla, Trustee.	8-K	001-35213	10.1	January 27, 2012
10.9(b)	Amendment No. 1 to Loan and Security Agreement dated as of March 17, 2013	8-K	001-35213	99.1	March 18, 2013
10.9(c)	Amendment No. 2 to Loan and Security Agreement dated October 21, 2013	8-K	001-35213	99.1	October 21, 2013
10.10(a)	Form of ATM Warrant Agreement to Purchase Shares of Class A Common Stock	8-K	001-35213	99.2	March 18, 2013
10.10(b)	ATM Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by KiOR, Inc. to 1538731 Alberta Ltd.	8-K	001-35213	99.3	March 18, 2013
10.10(c)	ATM Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by KiOR, Inc. to 1538716 Alberta Ltd.	8-K	001-35213	99.4	March 18, 2013
10.10(d)	ATM Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by KiOR, Inc. to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.2	August 29, 2013
10.10(e)	Schedule of Warrants Issued					X
10.11(a)	Form of Post-First Amendment Additional Warrant Agreement to Purchase Shares of Class A Common Stock	8-K	001-35213	99.6	March 18, 2013
10.11(b)	Post-First Amendment Additional Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by KiOR, Inc. to 1538731 Alberta Ltd.	8-K	001-35213	99.7	March 18, 2013
10.11(c)	Post-First Amendment Additional Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by KiOR, Inc. to 1538716 Alberta Ltd.	8-K	001-35213	99.8	March 18, 2013
10.11(d)	Post-First Amendment Additional Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by KiOR, Inc. to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.3	August 29, 2013
10.11(j)	Schedule of Post-First Amendment Additional Warrants Issued					X
10.12(a)	Form of Warrant Agreement to Purchase Shares of Class A Common Stock	8-K	001-35213	99.10	March 18, 2013
10.12(b)	Warrant Agreement to Purchase Shares of Class A Common Stock, dated April 24, 2013, by and between KiOR, Inc. and KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.1	April 30, 2013

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.12(c)	Warrant Agreement to Purchase Shares of Class A Common Stock, dated May 17, 2013, by and between KiOR, Inc. and KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.1	May 23, 2013
10.12(d)	Warrant Agreement to Purchase Shares of Class A Common Stock, dated June 17, 2013, by and between KiOR, Inc. and KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.1	June 19, 2013
10.12(e)	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of July 26, 2013 issued by KiOR, Inc. to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.1	July 30, 2013
10.12(f)	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of August 27, 2013 issued by KiOR, Inc. to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.1	August 29, 2013
10.12(g)	Schedule of ATM Warrants Issued					X
10.13(a)	Investment Commitment Letter from Khosla Ventures, dated September 25, 2013	8-K	001-35213	99.1	September 26, 2013
10.13(b)	Investment Commitment Letter from Vinod Khosla, dated September 25, 2013	8-K	001-35213	99.2	September 26, 2013
10.14†	Amended and Restated 2007 Stock Option/Stock Issuance Plan.	S-1	333-173440	10.3	April 11, 2011
10.15†	Form of Option Award Agreement under the Amended and Restated 2007 Stock Option/Stock Issuance Plan.	S-1	333-173440	10.4	April 11, 2011
10.16†	Form of Stock Award Agreement under the Amended and Restated 2007 Stock Option/Stock Issuance Plan.	S-1	333-173440	10.5	April 11, 2011
10.17†	Form of 409A Option Award Agreement under the Amended and Restated 2007 Stock Option/Stock Issuance Plan.	S-1	333-173440	10.6	June 1, 2011
10.18	Amended and Restated 2011 Long-Term Incentive Plan	8-K	001-35213	99.2	June 20, 2012
10.19†	Form of Incentive Option Award Agreement under the 2011 Long-Term Incentive Plan.	10-K	001-35213	10.9	March 27, 2012
10.20†	Form of Restricted Stock Award Agreement under the 2011 Long-Term Incentive Plan.	10-K	001-35213	10.10	March 27, 2012
10.21†	Form of Non-Qualified Option Award Agreemet under the 2011 Long-Term Incentive Plan.	10-K	001-35213	10.11	March 27, 2012
10.22†	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan.	10-K	001-35213	10.12	March 27, 2012
10.23†	2012 Employee Stock Purchase Plan	8-K	001-35213	99.1	June 20, 2012
10.24†	Form of Indemnification Agreement.	S-1	333-173440	10.8	May 18, 2011

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.25†	Separation Agreement, by and between KiOR, Inc. and John H. Karnes, dated December 3, 2013	8-K	001-35213	99.1	December 4, 2013
10.26	Memorandum of Understanding, dated as of April 14, 2011, among KiOR, Inc., KiOR Columbus, LLC, Lowndes County, Mississippi, the Lowndes County Port Authority and the City of Columbus, Mississippi.	S-1	333-173440	10.9	May 18, 2011
10.27	Hydrogen On-Site Supply Agreement, dated as of December 10, 2010, by and between Matheson Tri-Gas, Inc. and KiOR, Inc.	S-1	333-173440	10.10	May 18, 2011
10.28**	Feedstock Supply Agreement, dated as of May 27, 2011, between Catchlight Energy LLC and KiOR Columbus LLC.	S-1	333-173440	10.11	June 10, 2011
10.29†	Form of Performance and Retention Agreement.	8-K	001-35213	10.1	March 15, 2012
10.30	Investment Commitment Letter from Vinod Khosla, dated March 16, 2014.					X
21.1	Subsidiaries.					X
23.1	Consent of PricewaterhouseCoopers LLP.					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Fred Cannon (Principal Executive Officer).					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chris Artzer (Principal Financial Officer).					X
32.1	Section 1350 Certification of Fred Cannon (Principal Executive Officer) and Chris Artzer (Principal Financial Officer).					X
101.INS***	XBRL Instance Document.					X
101.SCH***	XBRL Taxonomy Extension Schema Document.					X
101.CAL***	XBRL Taxonomy Calculation Linkbase Document.					X
101.LAB***	XBRL Taxonomy Label Linkbase Document.					X
101.PRE***	XBRL Taxonomy Presentation Linkbase Document.					X
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.					X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KiOR, INC.

Date: March 17, 2014	By:	/s/ Fred Cannon
Fred Cannon
President and Chief Executive Officer

Date: March 17, 2014	By:	/s/ Christopher A. Artzer
Christopher A. Artzer
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 17, 2014.

Signature	Title

/s/ Fred Cannon	President and Chief Executive Officer
Fred Cannon	(Principal Executive Officer)

/s/ Christopher A. Artzer	Interim Chief Financial Officer
Christopher A. Artzer	(Principal Financial Officer and Principal Accounting Officer)

/s/ D. Mark Leland	Director
D. Mark Leland

/s/ Samir Kaul	Director
Samir Kaul

/s/ David J. Paterson	Director
David J. Paterson

/s/ William Roach	Director
William Roach

/s/ Gary L. Whitlock	Director
Gary L. Whitlock

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of KiOR, Inc.	S-8	333-175220	4.1	June 29, 2011
3.2	Amended and Restated Bylaws of KiOR, Inc.	S-8	333-175220	4.2	June 29, 2011
4.1	Specimen Stock Certificate representing Class A common stock.	S-1	333-173440	4.1	June 10, 2011
4.2	Amended and Restated Investors’ Rights Agreement dated April 21, 2011, among the Registrant and the Registrant’s securityholders listed therein.	S-1	333-173440	4.2	May 18, 2011
4.3	Preferred Stock Purchase Warrant issued December 30, 2008 by KiOR, Inc. to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.4	April 11, 2011
4.4	Preferred Stock Purchase Warrant issued January 27, 2010 by KiOR, Inc. to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.5	April 11, 2011
4.5	Preferred Stock Purchase Warrant issued January 27, 2010 by KiOR, Inc. to Leader Equity LLC.	S-1	333-173440	4.6	April 11, 2011
4.6	Warrant to Purchase Stock issued March 17, 2010, by KiOR, Inc. to Silicon Valley Bank.	S-1	333-173440	4.7	April 11, 2011
4.7	Form of Class A Common Stock Purchase Warrant issued July 28, 2010.	S-1	333-173440	4.7	May 18, 2011
4.8	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of January 26, 2012 issued by KiOR, Inc. to 1538731 Alberta Ltd.	8-K	001-35213	10.2	January 27, 2012
4.9	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of January 26, 2012 issued by KiOR, Inc. to 1538716 Alberta Ltd.	8-K	001-35213	10.3	January 27, 2012
4.10	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of January 26, 2012 issued by KiOR, Inc. to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	10.4	January 27, 2012
4.11	Preferred Stock Purchase Warrant issued June 6, 2011 to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.15	June 10, 2011
4.12	Preferred Stock Purchase Warrant issued June 6, 2011 to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.16	June 10, 2011
4.13	Preferred Stock Purchase Warrant issued June 6, 2011 to Leader Lending, LLC.	S-1	333-173440	4.17	June 10, 2011

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.1	Loan Agreement, dated as of March 17, 2011, between KiOR Columbus LLC and the Mississippi Development Authority.	S-1	333-173440	10.1	April 11, 2011
10.2	Purchase Money Security Agreement dated March 17, 2011, between KiOR Columbus LLC and the Mississippi Development Authority.	S-1	333-173440	10.2	April 11, 2011
10.3(a)	Senior Secured Convertible Promissory Note Purchase Agreement, dated October 18, 2013 by and among KiOR, Inc., KiOR Columbus, Khosla Ventures III, LP, KFT Trust, Vinod Khosla, Trustee and VNK Management, LLC	8-K	001-35213	99.1	October 21, 2013
10.3(b)	Amendment No. 1 to Senior Secured Convertible Promissory Note Purchase Agreement, dated October 20, 2013	8-K	001-35213	99.1B	October 21, 2013
10.4(a)	Form of Senior Secured Convertible Promissory Note	8-K	001-35213	99.2	October 21,2013
10.4(b)	Senior Secured Convertible Promissory Note by and between KiOR, Inc. and Khosla Ventures III, LP					X
10.4(c)	Senior Secured Convertible Promissory Note by and between KiOR, Inc. and KFT Trust, Vinod Khosla, Trustee					X
10.4(d)	Senior Secured Convertible Promissory Note by and between KiOR, Inc. and VNK Management, LLC					X
10.5	Registration Rights Agreement by and among KiOR, Inc., KiOR Columbus, Khosla Ventures III, LP, KFT Trust, Vinod Khosla, Trustee and VNK Management, LLC					X
10.6	Class A Common Stock Purchase Agreement dated October 18, 2013 by and between KiOR, Inc. to Gates Ventures, LLC	8-K	001-35213	99.4	October 21, 2013
10.7	Registration Rights Agreement in connection with the Stock Purchase Agreement by and between KiOR, Inc. to Gates Ventures, LLC					X
10.8	Agreement to Subordinate dated October 20, 2013, and related Form of Subordination Agreement	8-K	001-35213	99.7	October 21, 2013
10.9(a)	Loan and Security Agreement dated as of January 26, 2012 among KiOR, Inc., KiOR Columbus LLC, 1538731 Alberta Ltd., 1538716 Alberta Ltd. and KFT Trust, Vinod Khosla, Trustee.	8-K	001-35213	10.1	January 27, 2012
10.9(b)	Amendment No. 1 to Loan and Security Agreement dated as of March 17, 2013	8-K	001-35213	99.1	March 18, 2013
10.9(c)	Amendment No. 2 to Loan and Security Agreement dated October 21, 2013	8-K	001-35213	99.1	October 21, 2013
10.10(a)	Form of ATM Warrant Agreement to Purchase Shares of Class A Common Stock	8-K	001-35213	99.2	March 18, 2013

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.10(b)	ATM Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by KiOR, Inc. to 1538731 Alberta Ltd.	8-K	001-35213	99.3	March 18, 2013
10.10(c)	ATM Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by KiOR, Inc. to 1538716 Alberta Ltd.	8-K	001-35213	99.4	March 18, 2013
10.10(d)	ATM Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by KiOR, Inc. to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.2	August 29, 2013
10.10(e)	Schedule of Warrants Issued					X
10.11(a)	Form of Post-First Amendment Additional Warrant Agreement to Purchase Shares of Class A Common Stock	8-K	001-35213	99.6	March 18, 2013
10.11(b)	Post-First Amendment Additional Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by KiOR, Inc. to 1538731 Alberta Ltd.	8-K	001-35213	99.7	March 18, 2013
10.11(c)	Post-First Amendment Additional Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by KiOR, Inc. to 1538716 Alberta Ltd.	8-K	001-35213	99.8	March 18, 2013
10.11(d)	Post-First Amendment Additional Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by KiOR, Inc. to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.3	August 29, 2013
10.11(j)	Schedule of Post-First Amendment Additional Warrants Issued					X
10.12(a)	Form of Warrant Agreement to Purchase Shares of Class A Common Stock	8-K	001-35213	99.10	March 18, 2013
10.12(b)	Warrant Agreement to Purchase Shares of Class A Common Stock, dated April 24, 2013, by and between KiOR, Inc. and KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.1	April 30, 2013
10.12(c)	Warrant Agreement to Purchase Shares of Class A Common Stock, dated May 17, 2013, by and between KiOR, Inc. and KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.1	May 23, 2013
10.12(d)	Warrant Agreement to Purchase Shares of Class A Common Stock, dated June 17, 2013, by and between KiOR, Inc. and KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.1	June 19, 2013
10.12(e)	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of July 26, 2013 issued by KiOR, Inc. to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.1	July 30, 2013

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.12(f)	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of August 27, 2013 issued by KiOR, Inc. to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.1	August 29, 2013
10.12(g)	Schedule of ATM Warrants Issued					X
10.13(a)	Investment Commitment Letter from Khosla Ventures, dated September 25, 2013	8-K	001-35213	99.1	September 26, 2013
10.13(b)	Investment Commitment Letter from Vinod Khosla, dated September 25, 2013	8-K	001-35213	99.2	September 26, 2013
10.14†	Amended and Restated 2007 Stock Option/Stock Issuance Plan.	S-1	333-173440	10.3	April 11, 2011
10.15†	Form of Option Award Agreement under the Amended and Restated 2007 Stock Option/Stock Issuance Plan.	S-1	333-173440	10.4	April 11, 2011
10.16†	Form of Stock Award Agreement under the Amended and Restated 2007 Stock Option/Stock Issuance Plan.	S-1	333-173440	10.5	April 11, 2011
10.17†	Form of 409A Option Award Agreement under the Amended and Restated 2007 Stock Option/Stock Issuance Plan.	S-1	333-173440	10.6	June 1, 2011
10.18	Amended and Restated 2011 Long-Term Incentive Plan	8-K	001-35213	99.2	June 20, 2012
10.19†	Form of Incentive Option Award Agreement under the 2011 Long-Term Incentive Plan.	10-K	001-35213	10.9	March 27, 2012
10.20†	Form of Restricted Stock Award Agreement under the 2011 Long-Term Incentive Plan.	10-K	001-35213	10.10	March 27, 2012
10.21†	Form of Non-Qualified Option Award Agreement under the 2011 Long-Term Incentive Plan.	10-K	001-35213	10.11	March 27, 2012
10.22†	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan.	10-K	001-35213	10.12	March 27, 2012
10.23†	2012 Employee Stock Purchase Plan	8-K	001-35213	99.1	June 20, 2012
10.24†	Form of Indemnification Agreement.	S-1	333-173440	10.8	May 18, 2011
10.25†	Separation Agreement, by and between KiOR, Inc. and John H. Karnes, dated December 3, 2013	8-K	001-35213	99.1	December 4, 2013
10.26	Memorandum of Understanding, dated as of April 14, 2011, among KiOR, Inc., KiOR Columbus, LLC, Lowndes County, Mississippi, the Lowndes County Port Authority and the City of Columbus, Mississippi.	S-1	333-173440	10.9	May 18, 2011
10.27	Hydrogen On-Site Supply Agreement, dated as of December 10, 2010, by and between Matheson Tri-Gas, Inc. and KiOR, Inc.	S-1	333-173440	10.10	May 18, 2011

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.28**	Feedstock Supply Agreement, dated as of May 27, 2011, between Catchlight Energy LLC and KiOR Columbus LLC.	S-1	333-173440	10.11	June 10, 2011
10.29†	Form of Performance and Retention Agreement.	8-K	001-35213	10.1	March 15, 2012
10.30	Investment Commitment Letter from Vinod Khosla, dated March 16, 2014.					X
21.1	Subsidiaries.					X
23.1	Consent of PricewaterhouseCoopers LLP.					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Fred Cannon (Principal Executive Officer).					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chris Artzer (Principal Financial Officer).					X
32.1	Section 1350 Certification of Fred Cannon (Principal Executive Officer) and Chris Artzer (Principal Financial Officer).					X
101.INS***	XBRL Instance Document.					X
101.SCH***	XBRL Taxonomy Extension Schema Document.					X
101.CAL***	XBRL Taxonomy Calculation Linkbase Document.					X
101.LAB***	XBRL Taxonomy Label Linkbase Document.					X
101.PRE***	XBRL Taxonomy Presentation Linkbase Document.					X
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.					X

†Management contract or compensatory plan or arrangement.

***Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2013, December 31, 2012, and December 31, 2011, (iii) Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2007-December 31, 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, December 31, 2012, and December 31, 2011, and (v) Notes to Consolidated Financial Statements.