Form 10-K/A
period 2013-12-31
Kior Inc
filed 2014-04-30
CIK 1418862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☐

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10–K for the year ended December 31, 2013 of KiOR, Inc. (the “Company”), filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2014 (the “Original Form 10–K”). This Amendment amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the SEC 120 days after the end of the fiscal year. The Company does not anticipate that its definitive proxy statement involving the election of directors will be filed before April 30, 2014 (i.e., within 120 days after the end of the Company’s 2013 fiscal year). Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

In addition, as required by Rule 12b–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof. Part IV, Item 15 of the Original Form 10-K is amended and restated in its entirety, with the only changes being the additions of Exhibits 31.3 and 31.4 filed herewith.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the SEC on March 17, 2014 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10–K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers

For information relating to our executive officers, please see “Executive Officers of the Registration” in Part I of the Original Form 10-K.

Directors

Fred Cannon, age 62, is our Chief Executive Officer and a member of our Board of Directors. Mr. Cannon joined KiOR as President and Chief Operating Officer and as a director in June 2008 and was elected Chief Executive Officer in July 2010. He brings to the Company strong leadership skills, technical expertise and a 30-year track record of successful international business management in the fuels and chemicals industries, with a particular focus on catalyst and fluidic catalytic cracking (FCC) technologies. Prior to KiOR, Mr. Cannon led a distinguished 30-year career at AkzoNobel, a global leader in refining catalysts and specialty chemicals manufacturing. Mr. Cannon was president of AkzoNobel Catalysts LLC from 1997 until the divestment of the business in August 2004. In his role, Mr. Cannon had full profit and loss responsibilities for the company’s Americas business and managed various joint ventures around the world. In August 2004, AkzoNobel’s refinery catalyst business was sold to Albemarle Corporation. Mr. Cannon served in several executive roles in transitioning the business to ensure continued smooth operations and integration across the new company until June 2008 when he joined KiOR. In all, Mr. Cannon has over 20 years in the refining catalyst business, where he has managed the development, scaling and commercialization of new catalyst technologies, including FCC and hydro-processing catalysts. In addition to his extensive experience in the refining catalyst business, Mr. Cannon also brings to the Board of Directors extensive knowledge of the Company by virtue of his being our Chief Executive Officer and our longest-serving officer. Mr. Cannon holds an MBA and a B.S. in Engineering from the University of South Alabama.

Samir Kaul, age 40, has been a member of our Board of Directors since November 2007. Mr. Kaul has been a General Partner at Khosla Ventures, a venture capital firm focusing on clean technologies, since February 2006. Previously, Mr. Kaul was a member of Flagship Ventures, a venture capital firm, from 2002 to May 2006. Prior to Flagship, Mr. Kaul worked at The Institute for Genomic Research. Mr. Kaul currently serves on the boards of directors of several private companies. Mr. Kaul has served on the board of directors of Gevo, Inc. since February 2013, and he served on the board of directors of Amyris, Inc. from 2006 to 2012. Mr. Kaul holds a B.S. in Biology from the University of Michigan, an M.S. in Biochemistry from the University of Maryland and an MBA from Harvard Business School. Mr. Kaul provides our Board of Directors with wide-ranging experience in clean technology companies and insight in the management of startup companies and the building of companies from early stage to commercial scale.

D. Mark Leland, age 52, has been a member of our Board of Directors since May 2013. Mr. Leland served as President of El Paso’s midstream business unit from October 2009 to May 2012, when El Paso was acquired by Kinder Morgan, Inc. Mr. Leland also previously served as Executive Vice President and Chief Financial Officer of El Paso Corporation from August 2005 to October 2009 and Senior Vice President and Chief Financial Officer of El Paso Exploration & Production Company from January 2004 to August 2005. Mr. Leland served as Senior Vice President and Chief Operating Officer of the general partner of GulfTerra Energy Partners, L.P. from January 2003 to December 2003, and as that company’s Senior Vice President and Controller from July 2000 to January 2003. Mr. Leland served on the board of directors of the general partner of El Paso Pipeline Partners, L.P. from November 2007 to May 2012. Mr. Leland has served on the board of directors of the general partner of Oiltanking Partners, L.P. since June 2012 and is a member of that board’s audit and conflicts committees. He previously served on the board of directors of El Paso Pipeline Partners L.P from November 2007 to May 2012. Mr. Leland provides our Board of Directors with extensive financial expertise and operational experience in the energy and logistics industry to our Board of Directors. He holds a BBA in Finance from the University of Puget Sound.

Paul O’Connor, age 58, has been a member of our Board of Directors since March 2014. He previously served on our Board of Directors from November 2007 until June 2012. From June 2008 until November 2009, he was our Chief Technology Officer. Mr. O’Connor currently serves as a Director of BIOeCON Technology Coöperation UA, Director of Science and Technology at ANTECY B.V. and Managing Director of D’Alcante B.V., positions he has held since January 2013, January 2013 and July 2013, respectively. He founded BIOeCON B.V. in 2005 and served as the Director of Science and Technology of BIOeCON B.V. from 2005 to December 2012. BIOeCON B.V. focuses on the conversion of biomass to renewable fuels and energy. Prior to founding BIOeCON, Mr. O’Connor led the long-term development strategy for Albemarle Catalysts and worked in marketing, research management and technology development of refining catalysts at AkzoNobel prior to its acquisition by Albemarle. Prior to AkzoNobel, he worked in heavy oil conversion processes in design, process and refinery operations. He holds an M.S. in Chemical Engineering from the Eindhoven University of Technology in the Netherlands. As a leading expert in catalytic cracking processes, Mr. O’Connor brings to our Board of Directors significant knowledge about our technical processes.

David J. Paterson, age 61, has been a member of our Board of Directors since June 2012. Since May 2012, Mr. Paterson has served as President and Chief Executive Officer and a director of Verso Paper Corp., a North American producer of coated papers, including coated groundwood and coated freesheet, and specialty products. Mr. Paterson served as President and Chief Executive Officer and a director of AbitibiBowater Inc. (now doing business as Resolute Forest Products), a global producer of newsprint, coated and specialty papers, market pulp and wood products that emerged from Chapter 11 bankruptcy proceedings in December 2010, from November 2007 to January 2011. He was Chairman, President and Chief Executive Officer of Bowater Incorporated during 2007 and President and Chief Executive Officer of Bowater Incorporated from 2006 to 2007. From 1987 to 2006, Mr. Paterson worked in various executive and sales and marketing positions for Georgia-Pacific Corporation, a global manufacturer of tissue, packaging, paper, building products and related chemicals. Mr. Paterson brings to our Board of Directors 37 years of expertise in the forestry industry and international business transactions.

William Roach, Ph.D., age 57, has been a member of our Board of Directors since July 2010. Dr. Roach currently serves as Chief Executive Officer of Cavalier Energy, Inc., a Canadian oil and gas company, a position he has held since January 2012. He also served as Chief Executive Officer and a director of Calera Corporation, a green energy company, from October 2010 to May 2012. From June 2004 to October 2010, Dr. Roach served as President, Chief Executive Officer and Director of UTS Energy Corporation, a Canadian oil sands exploration and development company. Prior to joining UTS Energy, Dr. Roach served in international project management roles with Husky Energy, British-Borneo Oil & Gas and Shell. Dr. Roach currently serves on the board of Sonde Resources, a natural gas development company, and Porto Energy Corp., an international oil and gas company, both of which trade on the Toronto Stock Exchange, and on the boards of several private companies engaged in oil and gas production and transportation. He is a professional engineer in Canada and the U.K. and holds a B.S. in metallurgy and a Ph.D. in physical metallurgy from the University of Swansea in the U.K. Dr. Roach brings to the Board of Directors extensive experience developing and managing capital-intensive projects, including experience with first-of-kind projects.

Gary L. Whitlock, age 64, has been a member of our Board of Directors since December 2010. Since July 2001, Mr. Whitlock has served as Executive Vice President and Chief Financial Officer of CenterPoint Energy, Inc., a domestic energy delivery company with more than $22 billion in assets serving more than five million customers. Since May 2013, he has also served as a director and member of the audit committee of Enable Midstream Partners, a publicly traded master limited partnership, which owns, operates and develops natural gas and crude oil infrastructure. Mr. Whitlock served as Executive Vice President and Chief Financial Officer of the Delivery Group of Reliant Energy, Incorporated, from July 2001 to September 2002. In addition, he is a past board member of Texas Genco Holdings, Inc., which until December 2004 was an 81 percent-owned subsidiary of CenterPoint Energy and traded on the New York Stock Exchange. Prior to joining Reliant, Mr. Whitlock served as the Vice President of Finance and Chief Financial Officer of Dow AgroSciences, a subsidiary of The Dow Chemical Company, from 1998 to 2001. He began his career with Dow in 1972, where he held a number of financial leadership positions, both in the United States and globally. Mr. Whitlock is a Certified Public Accountant and received a BBA from Sam Houston State University. Mr. Whitlock brings to the Board of Directors extensive experience in public company financial management and reporting.

There are no family relationships between or among any of our executive officers or directors.

Audit Committee

Our Board of Directors has established a standing audit committee. Our audit committee is comprised of Messrs. Leland, Whitlock (Chair) and Dr. Roach. Mr. Alexander served on our audit committee until his term ended in May 2013, at which time Mr. Leland was appointed to the audit committee by our Board of Directors. Our Board of Directors has determined that Messrs. Leland, Whitlock and Dr. Roach are independent directors as defined under and required by the Exchange Act and the listing requirements of The Nasdaq Global Select Market. Rule 10A-3 under the Exchange Act and the listing requirements of The Nasdaq Global Select Market require that our audit committee be composed solely of independent directors. The Board of Directors also determined that Mr. Alexander, who did not stand for re-election in 2013, was an independent director in accordance with the listing requirements of The Nasdaq Global Select Market and the Exchange Act during the time he served as a director and as a member of our audit committee. Mr. Whitlock has been designated as the audit committee financial expert, as defined under SEC rules.

The principal duties of the audit committee are as follows:

•	to review our external financial reporting;

•	to engage our independent auditors; and

•	to review our procedures for internal auditing and the adequacy of our internal accounting controls.

In addition, the audit committee generally reviews and approves any proposed transaction between the Company and any related party, as further described below under “Policies and Procedures for Related Person Transactions” in Item 13 “Certain Relationships and Related Transactions, and Director Independence” in this report. The written charter for the audit committee is available on our website, www.kior.com.

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

In addition, the nominating and corporate governance committee’s policy is that it will consider candidates for the Board recommended by stockholders. We have not received any recommendations for director nominees for the 2014 Annual Meeting from any stockholder. Any such recommendation should be submitted in writing to the Company in care of the Secretary at KiOR, Inc., 13001 Bay Park Road, Pasadena, Texas 77507, along with the following information, all as set forth in more detail in our bylaws:

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

Code of Business Conduct

Our Board of Directors has adopted a Code of Business Conduct. The code applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), including directors and consultants. The full text of our Code of Business Conduct is available on our website at www.kior.com. The inclusion of our website address in this report does not include or incorporate by reference the information on our website into this report.

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

Based solely on its review of the copies of such forms received by the Company, and on written representations by the Company’s officers and directors regarding their compliance with the filing requirements, the Company believes that during the fiscal year ended December 31, 2013, all reports required by Section 16(a) to be filed by its directors, executive officers and greater than 10% beneficial owners were filed on a timely basis, except that 1) Mr. O’Connor filed four late Form 4s in 2013, reporting 31 total transactions, 2) Mr. Leland filed one late Form 3 in 2013 and 3) Mr. Kaul filed one late Form 4 in 2013, reporting one transaction.

ITEM 11.	EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

The following compensation discussion and analysis describes the compensation arrangements for our named executive officers for the year ended December 31, 2013. It also includes forward-looking statements that are based on our current plans, expectations and determinations regarding future elements of our compensation program.

Our named executive officers for the year ended December 31, 2013 are:

•	Fred Cannon, our Chief Executive Officer;

•	John H. Karnes, our former Chief Financial Officer;

•	John Kasbaum, our Senior Vice President of Commercial; and

•	Christopher A. Artzer, our President, Interim Chief Financial Officer, General Counsel and Secretary.

The total compensation of our named executive officers for the year ended December 31, 2013 is set forth in “Executive Compensation — Summary Compensation Table for 2013” below.

We describe compensation actions taken in prior years to the extent that such descriptions enhance the understanding of our executive compensation practices and the disclosure herein. This compensation discussion and analysis addresses our compensation practices in place during 2013.

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

Since our inception in 2007, our compensation philosophy has been directed at achieving these objectives and rewarding the creation of long-term stockholder value while prudently managing our capital resources and expenses as a development stage enterprise.

Compensation Consultant

Prior to 2011, we had not engaged the services of a third-party compensation consultant to assist our Board of Directors in developing our approach to executive compensation. Instead, we relied on the judgment of our Board of Directors based on its members’ collective experiences in the clean technology, chemical and startup sectors in determining the appropriate levels of executive compensation and our approach to executive compensation. In March 2011, our compensation committee engaged Hay Group, an independent global management consulting firm, to assist our compensation committee in:

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

As part of the compensation committee’s process for designing our executive compensation model for 2013, the compensation committee selected an industry peer group based on the recommendation of Hay Group. The companies that the compensation committee selected for our industry peer group are designed to represent certain of our industry competitors with whom we compete or expect to compete for business opportunities, including certain development-stage enterprises such as our company, as well as certain other companies in the chemical and energy exploration and production (E&P) sectors with whom we compete or expect to compete for executive talent. In particular, the peer group is designed to include companies representing significant aspects of our business (the production of fuel products, including renewable fuel products, and the development of specialty chemical and catalyst systems), companies with whom we compete for executive talent and companies that we believe investors consider to be comparable investment opportunities. The compensation committee expects to re-evaluate our industry peer group when circumstances warrant and would approve any revisions to our industry peer group.

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
W.R. Grace & Co.

During 2013, Hay Group provided benchmarking data used by the Committee in determining the 75th percentile for total direct comparison for our named executive officers. Hay Group also provided benchmarking data used by management in determining the total direct compensation for non-executive employees of the Company. Management did not separately engage Hay Group to provide such benchmarking data. The Committee determined that such provision of benchmarking data by Hay Group did not present a conflict of interest.

Elements of Compensation for our Named Executive Officers

For 2013, compensation for our named executive officers consisted of a combination of base salaries and equity compensation, comprising annual incentive compensation in the form of annual incentive performance unit awards and long-term incentive compensation in the form of time-vested restricted stock units. Vesting of the annual incentive performance unit awards will be determined based on the achievement of performance criteria established by the compensation committee.

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

In setting compensation levels for our named executive officers for 2013, our compensation committee targeted a “total direct compensation” (base salary plus annual and long-term incentive awards) figure for each named executive officer at the 75th percentile of our industry peer group. The compensation committee did not benchmark any of the individual components of total direct compensation; however, the compensation committee determined that each named executive officer’s incentive compensation would be allocated between annual incentive awards and long-term incentive awards on a 1/3 and 2/3 basis, respectively. The target value of each named executive officer’s incentive compensation is the difference between the targeted total direct compensation and the respective officer’s salary.

Base Salaries. We believe that competitive base salaries serve to attract talented and experienced executives and to reward our named executive officers for short-term, day-to-day performance. Base salary levels initially are set for each executive officer at the time the officer commences employment with us and are based on such officer’s experience and expected contributions to our development, as well as competitive conditions in the market for qualified executives. Our compensation committee is empowered to set the base salary of our Chief Executive Officer and, in consultation with our Chief Executive Officer, to set the base salaries of our other named executive officers. In 2013, our compensation committee elected not to increase base salaries for our named executive officers from their 2012 levels in order to conserve our cash. The following table sets forth the salaries of our named executive officers for 2013.

Name	Base Salary
Fred Cannon	$341,250
John H. Karnes	325,000
John Kasbaum	243,000
Christopher A. Artzer	285,000

Generally, the cash component of our named executive officers’ compensation has been less than the officers could likely have received at more established companies, such as their respective previous employers. The total cash compensation of our named executive officers is below the median for our peer group to conserve cash and because we believe that offering a compensation package more heavily weighted towards an equity component has enabled us to recruit our named executive officers to our company, serves to reward them for the creation of long-term value and is appropriate for a company in our stage of development.

Annual Incentive Compensation. The offer letters for Messrs. Cannon, Karnes, and Artzer provided for potential annual incentive bonuses. The possibility of earning annual incentive compensation is intended to encourage executives to work towards the achievement of defined company objectives and strategic goals that are established by our Board of Directors. In order to conserve our cash resources, beginning in 2012 the compensation committee determined to grant annual incentive performance unit awards to our named executive officers in lieu of annual incentive bonuses. The performance unit awards are payable in the form of shares of fully vested Class A common stock based upon the achievement of performance criteria established by the compensation committee.

The compensation committee annually reviews and approves performance criteria that bear on annual incentive compensation. For 2013, these performance criteria related to total annual product production at the Columbus facility, process yields extrapolated to commercial scale and design and gross proceeds of capital raised (debt and equity). Depending on the achievement of these performance criteria, a named executive officer has the potential to receive a number of shares of Class A common stock equal to up to 200% of the target award. In determining the number of shares issuable to each of the named executive officers upon achievement of target performance levels, the committee targets a number of shares having an aggregate market value, based on the closing price of the company’s Class A common stock on the grant date, equal to the dollar amount set forth next to each such executive officer’s name below. Our compensation committee has not yet made its determination of whether or not our named executive officers have achieved the 2013 performance criteria and the level of achievement, if any. The following table shows the performance unit awards our named executive officers would receive if they achieve performance at target level, except for Mr. Karnes, who resigned from KiOR in December 2013 and is ineligible to receive an award:

Name	Dollar Value of Annual Performance Unit Award at Target	Target Number of Shares
Fred Cannon	$2,086,669	344,904
John Kasbaum	341,668	56,474
Christopher A. Artzer	488,332	80,716

For more information, please see the discussion following “Executive Compensation — Grants of Plan-Based Awards for Fiscal Year 2013” below.

Long-Term Incentive Compensation. Equity incentives are intended to help align the long-term financial interests of our executives with those of our stockholders. The potential future value of equity awards is also important to our efforts to attract talented and skilled executives. We have typically granted stock options and/or restricted stock units to our named executive officers in connection with the commencement of their employment with us. The size of the initial grant is determined based on the executive’s position with us and takes into account the executive’s base salary and other compensation. As discussed in further detail in “— Annual Incentive Compensation” and below, in March 2012 we began granting annual equity incentive awards to our named executive officers. Our Board of Directors is authorized to set different vesting schedules and exercise prices and has used that authority with respect to certain awards, as further disclosed in the executive compensation tables below.

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

In March 2011 and at other times during 2011, we granted 409A Options, which are options granted in a manner that is compliant with Section 409A of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Messrs. Artzer and Karnes joined our executive team in 2011, bringing critical experience to our company. As we believed that it was important to align the interests of our entire executive team in the growth of our company, the Board of Directors granted options to these new executives at the exercise price of $1.98 per share. As the fair market value of the underlying shares on the date of grant was greater than the exercise price, it was necessary to structure the options in a manner compliant with Section 409A of the Internal Revenue Code. The options generally vest on the fifth anniversary of the grant date. Since completion of our initial public offering in June 2011, our determination of fair market value for purposes of option pricing has been based on the most recent closing price of our Class A common stock on The Nasdaq Global Select Market.

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

In determining the number of restricted stock units to grant to each of the named executive officers in 2013, the committee targeted a number of shares having an aggregate market value, based on a share price of $6.05 per share (which share price was higher than the then-current market price and was selected by the committee to be higher than the price paid by investors in our initial public offering), equal to the dollar amount set forth next to each such executive officer’s name below.

Name	Dollar Value of Long-Term Incentive Award	Number of Restricted Stock Units
Fred Cannon	$4,173,332	689,807
John H. Karnes	1,133,334	187,328
John Kasbaum	683,335	112,948
Christopher A. Artzer	976,664	161,432

Mr. Karnes forfeited his long-term incentive award as a result of his resignation from KiOR in December 2013. Our Board has approved accelerated vesting on the date of termination of all outstanding equity awards granted prior to December 31, 2012 to each of Messrs. Cannon, Kasbaum and Artzer, if the respective officer is terminated without cause or for good reason (each as defined in a performance and retention agreement and as further described below), including during a period following or in anticipation of a change in control of our company. These arrangements with our named executive officers are discussed in more detail in “—Employment Arrangements with Executives,” “— Performance and Retention Agreements” and “Executive Compensation — Potential Payments to Named Executive Officers Upon Termination or a Change of Control” below.

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

The following table summarizes the material terms of each named executive officer’s offer letter.

	Mr. Cannon		Mr. Karnes		Mr. Kasbaum		Mr. Artzer
Initial salary	$275,000	(1)	$250,000	(2)	$240,000	(3)	$285,000	(4)
Potential annual bonus(5)	$100,000		$100,000		—		$50,000
Initial option grant:
Number of options	3,085,720		1,100,000		560,000		265,600
Exercise price per share	$0.0838		$1.98		$1.98		$1.98
Vesting terms		(6)		(7)		(6)		(7)
Accelerated vesting of options upon:
Termination without cause following a change of control	—	(8)	100%		50	%(8)	100%
Death or disability	—		(9)		—		(9)

(1)	Mr. Cannon’s base salary was subsequently raised to $341,250, effective October 1, 2010.
(2)	Mr. Karnes’ base salary was subsequently raised to $325,000, effective August 10, 2012. Mr. Karnes resigned as our Chief Financial Officer on December 3, 2013.
(3)	Mr. Kasbaum’s base salary was subsequently raised to $243,000, effective October 1, 2010.
(4)	Mr. Artzer’s salary was subsequently raised to $325,000, effective March 26, 2014.
(5)	Performance bonuses are based upon the achievement of certain individual and corporate milestones set by our Board of Directors.
(6)	Grants vest as to 20% of the original number of shares on the first anniversary of the vesting commencement date and as to an additional 1/60th of the original number of shares each month thereafter until the fifth anniversary of the vesting commencement date, subject to continued service through each relevant vesting date; additionally, options to purchase 685,712 shares granted to Mr. Cannon vested on the grant date. Options awarded to Mr. Cannon are exercisable for shares of our Class B common stock and options awarded to Mr. Kasbaum are exercisable for shares of our Class A common stock.
(7)	Represents grants of 409A Options exercisable for shares of our Class A common stock, which vest in a single installment on March 18, 2016 (the fifth anniversary of the grant date), subject to the executive’s continued service. The 409A Option granted to Mr. Karnes is no longer subject to vesting, as Mr. Karnes’ employment with us terminated effective December 3, 2013 and his unvested equity award was accelerated in part, such that it became exercisable for 623,333 shares of our Class A common stock. The remainder of Mr. Karnes’ unvested equity award was forfeited. The vested portion of Mr. Karnes’ 409A Option will be automatically exercised six months and one day from the date his employment with us terminated.

(8)	Pursuant to the performance and retention agreement described below, this amount was subsequently increased to 100%.
(9)	In the event of death or disability, the 409A Option awarded to Mr. Artzer would vest on a pro rata basis based on the number of days of service. The vesting of Mr. Karnes’ 409A Option is discussed in footnote 7 above.

Performance and Retention Agreements

In March 2012, based in part upon the recommendation of Hay Group, our compensation committee approved the entry into Performance and Retention Agreements with each of Messrs. Cannon, Karnes, Kasbaum and Artzer. The Performance and Retention Agreements provide that all outstanding equity awards granted to a respective executive pursuant to a Company equity or equity-based incentive plan prior to December 31, 2012 will become vested, exercisable in full and, where applicable, payable in the event the executive is terminated without cause or for good reason. On March 26, 2014, our compensation committee granted to Mr. Artzer an option to purchase 1,750,000 shares of our Class A common stock in connection with his appointment as President. This option was made subject to Mr. Artzer’s Performance and Retention Agreement. We believe the Performance and Retention Agreements serve as a retention tool and are competitive within our industry.

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

Historically, our Board of Directors has approved levels of base salaries for new executives that, in its judgment, were necessary to attract the executives from the positions they previously held or from other positions available to individuals with their respective experience and skills and that were in line with other start-up companies in the technology sector. Salary increases were historically awarded to our named executive officers by our Board of Directors from time to time when our Board deemed such increases to be appropriate to retain our named executive officers or to reward them for our company’s progress and their contribution towards that progress. None of our named executive officers is currently party to an employment agreement that provides for scheduled or automatic increases in base salary. Following our initial public offering, the compensation committee determined that it would review the base salaries of our named executive officers annually. In addition, our historical compensation approach has been to keep our Chief Executive Officer, Mr. Cannon, as our most highly paid employee, including awarding him the highest base salary.

In setting the levels of equity compensation, our Board of Directors has historically relied on the business judgment and collective experience of its members in the industries in which we compete for executives. As discussed above, our named executive officers received initial option and/or restricted stock unit grants upon the commencement of their employment at levels determined by our Board of Directors. Our Board of Directors has also awarded additional options to certain of our named executive officers at other times, not in connection with the commencement of their employment when, in the Board’s judgment, such awards were advisable to assist in executive retention or to reward significant performance. While we historically have not had a predetermined policy on the timing or frequency of additional equity award grants to our named executive officers, in 2012, our compensation committee approved a compensation program under which annual short-term and long-term grants would be made to our named executive officers. Such program is described in more detail above under “—Elements of Compensation of Our Named Executive Officers.” We expect that, under this compensation program, our compensation committee will generally make determinations with respect to equity awards in the first quarter of each fiscal year. However, our compensation committee could modify in the future its approach regarding the timing of equity awards.

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

Advisory Resolutions to Approve Executive Compensation

At our 2013 annual meeting, our stockholders voted to approve, on an advisory basis, the compensation of our named executive officers, commonly known as a “say-on-pay” vote, with 96.36% of the votes cast for or against the proposal voting in favor of our executive compensation program. In approving our 2014 executive compensation program, the compensation committee reviewed these voting results and concluded that our compensation program was appropriate for the Company.

At our 2014 annual meeting, we will again provide our stockholders a say-on-pay vote. This vote will provide our stockholders the opportunity to express their views regarding the 2013 compensation for our named executive officers. As an advisory vote, this resolution will not be binding upon the Company or upon the Board of Directors. However, the Board of Directors values the opinions expressed by our stockholders, and our compensation committee will consider the outcome of the vote on this resolution when making future compensation decisions for our named executive officers.

Other Compensation Policies and Practices

Tax considerations. Section 162(m) of the Internal Revenue Code disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for each named executive officer (other than our chief financial officer), unless compensation is performance-based. Our compensation committee may, in its judgment, authorize compensation payments that do not comply with the exceptions to Section 162(m) when it believes such payments are appropriate to attract and retain executive talent.

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

Risk Considerations in Our Compensation Program

Our compensation committee does not believe that any risks arising from our employee compensation policies and practices are reasonably likely to have a material adverse effect on our company.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE FOR 2013

The following table sets forth the compensation during 2013, 2012 and 2011 of the Company’s Principal Executive Officer, the Company’s Principal Financial Officer, and the two other most highly compensated executive officers for 2013 (collectively, the “named executive officers”). W. Roger Lyle, our former Senior Vice President, received less than $100,000 during 2013 and is therefore not included in the tables below. His employment with us ended on March 15, 2013.

Name and Principal Position	Year	Salary ($)	Stock Awards(1)(2) ($)	Option Awards (1) ($)	All Other Compensation(3) ($)	Total ($)
Fred Cannon	2013	341,250	6,260,002	—	11,944	6,613,195
Chief Executive Officer	2012	341,250	4,157,072	—	15,051	4,513,374
	2011	341,250	3,900,000	—	13,570	4,254,820
Christopher A. Artzer	2013	285,000	1,464,995	—	11,400	1,761,395
President, Interim Chief Financial	2012	285,000	1,260,631	—	13,921	1,559,552
Officer, General Counsel	2011	227,817	75,000	1,598,460	6,860	1,908,137
and Secretary
John Kasbaum	2013	243,000	1,025,003	—	9,720	1,277,470
Senior Vice President of	2012	243,000	1,282,743	—	9,847	1,535,590
Commercial	2011	243,000	375,000	—	10,548	628,548
Former Executive Officer
John H. Karnes(4)	2013	300,625	1,700,002	—	90,564	2,091,190
Former Chief Financial Officer	2012	281,255	1,769,282	—	15,209	2,065,746
	2011	219,777	900,000	6,620,130	7,983	7,747,890

(1)	The amounts shown under “Stock Awards” and “Option Awards” in the above table reflect the grant date fair value of these awards as determined in accordance with Financial Accounting Standards Board, or FASB ASC Topic 718, Compensation — Stock Compensation, excluding the effects of estimated forfeitures. We based the fair value of stock awards, including the annual incentive performance unit awards, on the market price of the shares awarded on the grant date. We calculated the value of stock option awards using the Black-Scholes option-pricing model. See Note 13 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013. Please see the “— Grants of Plan-Based Awards for Fiscal Year 2013” for more information regarding equity awards granted during fiscal year 2013, including the annual incentive performance unit awards.
(2)	Includes for the year ended December 31, 2011 awards to Messrs. Cannon, Karnes and Artzer of 15,974, 15,974 and 7,987 fully vested shares of Class A common stock awarded in lieu of cash bonuses. The value of these awards had been included in the Non-Equity Incentive Plan Compensation column in the proxy statement for our 2012 annual meeting.
(3)	Consists of company 401(k) contributions and payment of insurance premiums.
(4)	Mr. Karnes’ employment with us terminated effective December 3, 2013.

GRANTS OF PLAN-BASED AWARDS FOR 2013

The following table provides information concerning each grant of an award made to our named executive officers under any plan during the fiscal year ended December 31, 2013. The Company did not grant non-equity incentive plan awards or stock options during the fiscal year ended December 31, 2013.

		Estimated Future Payouts Under Equity Incentive Plan Awards(1) (#)			All Other Stock Awards: Number of Shares of Stock or Units(2)	Grant Date Fair Value of Stock and Option Awards(3)
Name	Grant Date	Threshold	Target	Maximum	(#)	($)
Fred Cannon	3/13/2013	—	—	—	689,807	4,173,332
	3/13/2013	—	344,904	689,808	—	2,086,669
Christopher A. Artzer	3/13/2013	—	—	—	161,432	976,664
	3/13/2013	—	80,716	161,432	—	488,332
John Kasbaum	3/13/2013	—	—	—	112,948	683,335
	3/13/2013	—	56,474	112,948	—	341,668
John H. Karnes	3/13/2013	—	—	—	187,328	1,133,334
	3/13/2013	—	93,664	187,328	—	566,667

(1)	Consists of annual incentive performance unit awards granted in March 2013. The performance unit awards are payable in the form of fully vested shares of Class A common stock based on the achievement of performance criteria established by the compensation committee. The criteria fall into three categories: total annual product production at the Columbus facility, process yields extrapolated to commercial scale and design and gross proceeds of capital raised (debt and equity). Linear interpolation is used to reward performance between threshold and maximum. Our compensation committee has not yet made its determination of whether or not our named executive officers have achieved the 2013 performance criteria and the level of achievement, if any.
(2)	Consists of restricted stock units granted in March 2013. The awards vest in three equal annual installments, subject to the continued service of the recipient named executive officer. Upon vesting, the awards are settled in fully vested shares of Class A common stock.
(3)	Reflects the grant date fair value of each award as determined in accordance with FASB ASC Topic 718, excluding the effects of estimated forfeitures. We based the fair value of stock awards on the market price of the shares awarded on the grant date. See Note 13 to our consolidated financial statements in Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END FOR 2013

The following table sets forth information regarding outstanding equity awards held as of December 31, 2013 by our named executive officers.

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(1) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1) ($)
Fred Cannon	3,085,720	(2)	—		—	0.0838	04/22/2019	(3)	—		—	—		—
	1,170,470	(2)	—		146,307	1.9800	07/27/2020	(4)	—		—	—		—
	709,366	(2)	—		—	1.9800	07/27/2020	(5)	—		—	—		—
	—		—		—	—	—		976,474	(6)	1,640,476	344,904	(7)	579,439
Christopher A. Artzer	—		265,600		—	1.9800	12/31/2016	(8)	—		—	—		—
	—		—		—	—	—		210,466	(6)	353,583	80,716	(7)	135,603
John Kasbaum	535,000	(2)	—		167,995	1.9800	07/27/2020	(3)	—		—	—		—
	—		—		—	—	—		177,842	(6)	298,775	56,474	(7)	94,877
John H. Karnes	—		623,333	(9)	—	1.9800	—		—		—	—		—

(1)	Based on the closing price of our Class A common stock on The Nasdaq Global Select Market on December 31, 2013 ($1.68 per share).
(2)	Options granted under the amended and restated 2007 Stock Option/Stock Issuance Plan prior to 2011 allowed for the option to be exercised prior to vesting with the stock acquired on exercise being subject to certain transfer restrictions and repurchase rights of the Company at the lesser of fair market value or the exercise price, with such repurchase rights lapsing at such time as the underlying options would have vested.
(3)	Grants vest as to 20% of the original number of shares on the first anniversary of the vesting commencement date, and as to an additional 1/60th of the original number of shares each month thereafter until the fifth anniversary of the vesting commencement date, subject to continued service through each relevant vesting date; additionally, options to purchase 685,712 shares granted to Mr. Cannon vested on the grant date. Options granted to Messrs. Cannon and Kasbaum were granted under our amended and restated 2007 Stock Option/Stock Issuance Plan. The vesting commencement date for Mr. Cannon’s award was June 15, 2008 and the vesting commencement date for Mr. Kasbaum’s award was June 1, 2010.

(4)	Grants vest in a series of 48 successive equal monthly installments upon Mr. Cannon’s completion of each additional month of service over a 48-month period measured from the vesting commencement date, which was June 1, 2010. If Mr. Cannon exercises options prior to vesting, the option shares initially will be unvested until such time as the underlying options would have vested and are subject to repurchase by us at the lower of the exercise price or the fair market value per share at the time of Mr. Cannon’s cessation of service. All options were granted under our amended and restated 2007 Stock Option/Stock Issuance Plan.
(5)	Grants vested upon achievement of three milestones determined by the Board of Directors, with 1/3rd of the shares vesting with each achievement. Each of these milestones have been achieved: the execution of the memorandum of understanding with the Mississippi Development Authority, which occurred in November 2010, the execution of a commercially acceptable product offtake agreement, which was signed with Hunt Refining Company in February 2011 and the mechanical completion of our initial-scale commercial production facility in Columbus, Mississippi which was completed in April 2012.
(6)	Includes 125,000 restricted stock units for Mr. Cannon which vest in equal semi-annual installments beginning on Feburary 29, 2012 and 15,000 restricted stock units for Mr. Kasbaum that vest in 5 equal annual installments beginning June 23, 2012. Also includes 161,667, 49,894 and 49,034 restricted stock units for Messrs. Cannon, Kasbaum and Artzer, respectively, which vest in three equal annual installments, beginning on March 9, 2013. In addition, includes 689,807, 112,948 and 161,432 restricted stock units for Messrs. Cannon, Kasbaum and Artzer, respectively, which vest in three equal annual installments, beginning on March 13, 2014. All of the awards listed in this footnote are subject to the executive’s continued service.
(7)	Includes 344,904, 56,474 and 80,716 performance units for Messrs. Cannon, Kasbaum and Artzer, respectively.
(8)	Grants vest in a single installment on March 18, 2016 (the fifth anniversary of the grant date), subject to the executive’s continued service.
(9)	In connection with Mr. Karnes’ resignation on December 3, 2013, the Company accelerated the vesting of his option to permit Mr. Karnes to purchase an aggregate of up to 623,333 shares of our Class A Common Stock. This option will be automatically exercised on the date that is six months and one day after the termination date pursuant to the terms of his separation agreement.

OPTION EXERCISES AND STOCK VESTED FOR 2013

The following table indicates the number and value of stock options exercised and stock awards vested during the year ended December 31, 2013.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Fred Cannon	—	—	250,761	1,251,263
John H. Karnes	—	—	92,622	478,107
John Kasbaum	—	—	392,005	332,149
Christopher A. Artzer	—	—	65,074	306,274

Potential Payments to Named Executive Officers Upon Termination or a Change of Control

In March 2012, our compensation committee approved the Company’s entry into Performance and Retention Agreements with each of Messrs. Cannon, Karnes, Kasbaum and Artzer. The Performance and Retention Agreements provide that all outstanding equity awards granted to a respective executive pursuant to a Company equity or equity-based incentive plan prior to December 31, 2012 will become vested, exercisable in full and, where applicable, payable upon (i) the executive’s termination of his employment for good reason (as defined in the Performance and Retention Agreements) or the Company’s termination of the executive’s employment without cause (as defined in the Performance and Retention Agreements) (each such termination referred to in this summary as a

“Qualifying Termination”), or (ii) the termination of the executive’s employment due to death or Disability (as defined in the Performance and Retention Agreement), subject to further compliance with the provisions described below. On March 26, 2014, our compensation committee granted to Mr. Artzer an option to purchase 1,750,000 shares of our Class A common stock in connection with his appointment as President. This option was made subject to Mr. Artzer’s Performance and Retention Agreement.

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

The following table summarizes the value of the acceleration of equity awards of Messrs. Cannon, Kasbaum and Artzer assuming they had been terminated on December 31, 2013 under various circumstances. Mr. Karnes resigned from KiOR on December 3, 2013. The value of the acceleration of his equity award in the table below reflects the actual acceleration he received to his option award pursuant to a separation agreement he entered into with us.

Executive Benefits and Payments Upon Termination	Voluntary Termination (No Good Reason)		Good Reason/ Involuntary Not for Cause Termination (including following or in anticipation of a Change in Control)	Involuntary For Cause Termination	Death or Disability
Fred Cannon	—		9,234,572	—	9,234,572
John H. Karnes	1,284,066	(1)	—	—	—
John Kasbaum	—		1,800,269	—	1,800,269
Christopher A. Artzer	—		3,523,885	—	3,523,885

(1)	Based on the closing price of our Class A common stock on The Nasdaq Global Select Market on December 3, 2013 ($2.06 per share). Under Mr. Karnes’ separation agreement, dated December 3, 2013, the Company accelerated 623,333 shares of unvested stock underlying a Nonstatutory Stock Option Agreement previously issued to Mr. Karnes. This option will be automatically exercised on the date that is six months and one day after the termination date pursuant to the terms of his separation agreement.

None of our named executive officers have any agreements with respect to severance payments.

401(k) Retirement Plan

We maintain a 401(k) retirement plan that is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Contributions to the 401(k) retirement plan are not taxable to employees until withdrawn from the plan. Each participant may elect to contribute a portion of his or her pre-tax compensation to the plan, up to the statutory maximum that was $17,000 for 2012 and $17,500 for 2013. We currently match 100% of employees’ contributions up to 3% of base salary, and we match 50% of any additional employee contributions up to 5% of base salary, for a total matching of a maximum of 4% of base salary.

Indemnification Agreements

We have entered into customary indemnification agreements with our directors, executive officers and certain employees. The indemnification agreements and our amended and restated certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

COMPENSATION OF DIRECTORS

Our employee director, Mr. Cannon, has not received any compensation in connection with his service as a director. For information about the compensation that we pay to Mr. Cannon for his service as an executive officer, please read “Compensation Discussion and Analysis,” the executive compensation tables in this report and the narrative accompanying the executive compensation tables.

Effective March 2012, each of our non-employee directors received a $180,000 annual retainer, consisting of equity awards with a grant date fair value of $150,000 and, at the director’s election, a $30,000 cash retainer paid quarterly or additional equity awards with a grant date fair value of $30,000, and we reimbursed them for the reasonable expenses that they incur in connection with their attendance of meetings. In addition, any such director serving as the chairperson of the audit, compensation or nominating and corporate governance committees received an equity award with a grant date fair value of $15,000, $12,000 and $7,500, respectively.

In 2013, Mr. Roach was elected to chair a special board committee focused on reviewing the company’s operations. He was paid $100,000 for his service on this special committee.

The table below contains information about the compensation paid to our non-employee directors during 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Ralph Alexander(4)	12,500	—	—	—	12,500
Samir Kaul	—	201,790	—	—	201,790
D. Mark Leland	17,500	151,725	—	—	169,225
David J. Paterson	—	189,653	—	1,263	190,916
Condoleezza Rice(5)	30,000	151,725	—	—	181,725
William Roach	130,000	151,725	—	11,204	292,929
Gary L. Whitlock	47,500	151,725	—	3,500	202,725

(1)	The amounts shown under “Stock Awards” in the above table reflect the grant date fair value of these awards as determined in accordance with Financial Accounting Standards Board, or FASB ASC Topic 718, Compensation — Stock Compensation, excluding the effects of estimated forfeitures. We based the fair value of stock awards on the market price of the shares awarded on the grant date. See Note 13 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013. At December 31, 2013, Mr. Kaul, Mr. Paterson, Dr. Roach and Mr. Whitlock held, respectively, 26,997, 24,358, 20,298 and 34,358 restricted shares of our Class A common stock.
(2)	At December 31, 2013, Mr. Roach and Mr. Whitlock held options to purchase 150,065 and 138,522 shares, respectively, of our Class A common stock.
(3)	The amounts shown under “All Other Compensation” reflect reasonable expense reimbursements that we provide to our directors as described above under Compensation of Directors.
(4)	Mr. Alexander did not stand for re-election at our 2013 annual meeting.
(5)	Dr. Rice resigned from our Board of Directors in December 2013.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serve as a member of the Board of Directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our Board of Directors or compensation committee. The members of our compensation committee during the last completed fiscal year were Messrs. Kaul, Paterson and Whitlock.

Mr. Kaul has pecuniary interests in Khosla Ventures and may be deemed to have an interest in certain transactions with us, as more fully described in Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

Compensation Committee Report

The compensation committee reviewed and discussed the Compensation Discussion and Analysis with management. Based upon this review and discussion, the compensation committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.

Compensation Committee Samir Kaul, Chairman David J. Paterson Gary L. Whitlock

The foregoing Compensation Committee Report is not “soliciting material,” is not deemed “filed” with the SEC, and shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing of ours under the Securities Act of 1933, as amended (the “Securities Act”) or under the Exchange Act, except to the extent we specifically incorporate this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our Class A common stock and Class B common stock as of April 1, 2014 (unless otherwise provided below) by:

•	each person who is known by us, based solely on statements filed by such persons pursuant to Section 13(d) or 13(g) or Section 16 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, to beneficially own 5% or more of our outstanding Class A common stock or Class B common stock;

•	our Chief Executive Officer, our President and Interim Chief Financial Officer and our named executive officers;

•	each of our current directors and nominees for director; and

•	all of our executive officers, directors and nominees for director as a group (9 persons)

We have determined beneficial ownership in accordance with the rules of the SEC. Under these rules, beneficial ownership includes any shares as to which a person or entity has sole or shared voting power or investment power. These rules also provide that a person or entity below beneficially owns any shares issuable upon the exercise of stock options, warrants or other rights held by such person or entity that were exercisable on or within 60 days of April 1, 2014. Except as otherwise indicated, to our knowledge the persons and entities listed below have sole voting and investment power with respect to all shares of our common stock beneficially owned by them, except to the extent this power may be shared with a spouse. Unless otherwise indicated, the address of each stockholder listed below is 13001 Bay Park Road, Pasadena, Texas 77507.

In computing the number of shares of common stock beneficially owned by a person or entity and the percentage ownership of that person or entity, we deemed outstanding shares of common stock subject to options or warrants held by that person or entity that are currently exercisable or exercisable within 60 days of April 1, 2014. We did not deem these shares outstanding for the purpose of calculating the percentage ownership of any other person or entity. As of April 1, 2014, the Company had issued and outstanding 59,874,509 shares of Class A common stock and 51,013,901 shares of Class B common stock.

		Class A Common Stock(1)		Class B Common Stock(2)		% of Total
5% Stockholders	Address	Shares	%	Shares	%	Voting Power
Entities affiliated with Khosla Ventures(3)	2128 Sand Hill Road, Menlo Park, California 94025	42,081,514	46.1	46,259,738	89.4	88.5
Entities affiliated with Artis Capital Management, L.P.	c/o Artis Capital Management, L.P., One Market Plaza, Steuart Street Tower, Suite 2700, San Francisco, California 94105	6,368,719	10.6	—	—	1.1
Entities affiliated with Alberta Investment Management Corporation(4)	c/o Alberta Investment Management Corporation, 1100-10830 Jasper Avenue, Edmonton, AB, Canada T5J 2B3	13,099,925	20	—	—	1.4

BIOeCON B.V.	Hogebrinkerweg 15 e, 3871 KM Hoevelaken, the Netherlands	2,135,000	3.6	3,853,576	7.6	7.1
Entities affiliated with Gates Ventures, LLC(5)	2365 Carillon Point, Kirkland, Washington 98033	18,445,463	24.6	—	—	3.2
Frontier Capital Management Co., LLC(6)	99 Summer Street, Boston Massachusetts 02110	9,131,250	15.3			1.6
Executive Officers, Directors and Nominees
Fred Cannon(7)		1,668,129	2.8	5,127,325	10.1	9.3
John Karnes(8)		623,333	1.0	—	—	*
John Kasbaum(7)		526,966	*	—	—	*
Christopher A. Artzer(7)		119,813	*	—	—	*
Samir Kaul(10)		69,479	*	—	—	*
D. Mark Leland		—	—	—	—	—
Paul O’Connor(9)		385,803	*	—	—	*
David J. Paterson		24,358	*	—	—	*
William Roach(7)		193,450	*	—	—	*
Gary L. Whitlock(7)		184,423	*	—	—	*
Executive officers, directors and nominees as a group (9 persons)(7)		3,172,421	5.3	5,127,325	10.1	9.6

*	Less than one percent.
(1)	Class A common stock has a voting right of one vote per share.
(2)	Class B common stock has a voting right of 10 votes per share.
(3)

Consists of (i) 42,929,224 shares of Class B Common Stock held by Khosla Ventures II, LP (“KV II”), (ii) 9,409,935 shares of Class A Common Stock held by Khosla Ventures III, LP (“KV III”), (iii) 1,250,000 shares of Class A Common Stock held by KFT Trust, Vinod Khosla as Trustee (“KFT”), (iv) 722,972 shares of Class B Common Stock held by VK Services, LLC (“VK Services”), (v) 7,335,174 shares of Class A Common Stock issuable upon the conversion of notes held by KV III, (vi) 24,016,926 shares of Class A Common Stock issuable upon the exercise of warrants and the conversion of notes held by KFT,

(vii) 69,479 Restricted Stock Units held by Mr. Kaul, over which entities affiliated with Khosla Ventures have been granted voting and investment power, and (viii) 2,607,542 shares of Class B Common Stock held by certain current and former employees of Khosla Ventures (“KV Affiliates”), including 1,912,020 shares held by Samir Kaul (a member of the Company’s board of directors), over which entities affiliated with Khosla Ventures have been granted voting and investment power. Khosla Ventures Associates II, LLC (“KVA II”) is the general partner of KV II and Khosla Ventures Associates III, LLC (“KVA III”) is the general partner of KV III. VK Services is the sole manager of each of KVA II and KVA III, and Vinod Khosla is the managing member of VK Services and a trustee of KFT. Mr. Khosla, VK Services, KVA II and KVA III may be deemed to have indirect beneficial ownership of the shares held by KV II, KV Affiliates and KV III, as applicable. Mr. Khosla, VK Services and KVA II disclaim beneficial ownership of the shares held by KV II and KV Affiliates, except to the extent of their respective pecuniary interests therein. Mr. Khosla, VK Services and KVA III disclaim beneficial ownership of the shares held by KV III, except to the extent of their respective pecuniary interests therein. Mr. Kaul is a member of each of KVA II and KVA III, the general partners of KV II and KV III, respectively, and is one of the KV Affiliates. Mr. Kaul disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(4)	Includes (A) 2,795,395 shares of Class A common stock and an exercisable warrant to purchase 1,907,490 shares of Class A common stock issued in connection with our Loan and Security Agreement held by 1538731 Alberta Ltd. and (B) 4,991,221 shares of Class A common stock and an exercisable warrant to purchase 3,405,819 shares of Class A common stock issued in connection with our Loan and Security Agreement held by 1538716 Alberta Ltd. AIMCo disclaims beneficial ownership of the shares reported herein in which AIMCo has no actual pecuniary interest.
(5)	Includes (A) 3,236,106 shares of Class A common stock and (B) 15,209,357 shares of Class A common stock that Gates Ventures LLC has the right to acquire upon exercise of an option it received pursuant to a Class A Common Stock Purchase Agreement it entered into with us on October 18, 2013. The information presented herein is as reported in, and based solely upon, a Schedule 13D filed with the SEC on April 2, 2014.
(6)	The information presented herein is as reported in, and based solely upon, a Schedule 13G/A filed with the SEC on February 14, 2014.
(7)	160,695 shares beneficially owned includes the following shares that are subject to options that were exercisable on, or become exercisable within 60 days of, April 1, 2014.

Name of Beneficial Owner	Shares Subject to Options Exercisable within 60 days of April 1, 2014
Fred Cannon	24,384
John Kasbaum	9,333
William Roach	11,543
Gary L. Whitlock	115,435

Total	160,695

(8)	In connection with Mr. Karnes’ resignation on December 3, 2013, the Company accelerated the vesting of an option he had previously been granted to permit Mr. Karnes to purchase an aggregate of up to 623,333 shares of our Class A Common Stock. This option will be automatically exercised on the date that is six months and one day after the termination date, or, if earlier, 60 days following the Mr. Karnes’ death.
(9)	Mr. O’Connor was appointed to our Board of Directors in March 2014.
(10)	Consists of (i) 69,479 Restricted Stock Units held by Mr. Kaul, and (ii) 1,912,020 shares of Class B Common Stock held by Mr. Kaul personally and through family trusts. Mr. Kaul is a member of certain entities affiliated with Khosla Ventures. Entities affiliated with Khosla Ventures have been granted voting and investment power over all of the securities held by Mr. Kaul. Mr. Kaul has no voting or investment power with respect to the shares of Class A Common Stock beneficially owned by the entities and individuals affiliated with Khosla Ventures, and Mr. Kaul disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein. The address for Mr. Kaul is 2128 Sand Hill Road, Menlo Park, CA 94025.

Equity Compensation Plans

Information concerning our equity compensation plans at December 31, 2013 is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	15,256,959	$3.44	6,194,624	(2)
Equity compensation plans not approved by security holders	—	—	—

Total	15,256,959	$3.44	6,194,624

(1)	This weighted-average exercise price does not reflect the shares issuable upon settlement of outstanding grants of restricted stock or restricted stock units.
(2)	Consists of shares reserved for issuance for future awards under our 2011 Long-Term Incentive Plan. No shares are reserved for future issuance under our amended and restated 2007 Stock Option/Stock Issuance Plan other than shares issuable upon exercise of equity awards outstanding under such plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Since January 1, 2013, we have entered into the following transactions and contractual arrangements with our officers, directors and principal stockholders. Prior to our initial public offering, we did not have formal policies and procedures regarding the review and approval of related person transactions, however, all transactions outside of the ordinary course of business between us and any of our officers, directors and principal stockholders were approved by our Board of Directors. In connection with our initial public offering, our Board of Directors adopted a written policy that requires our audit committee to review on an annual basis all transactions with related persons, or in which a related person has a direct or indirect interest, and to determine whether to ratify or approve the transaction after consideration of the related person’s interest in the transaction and other material facts. We believe that the terms of the arrangements and agreements below are at least as favorable as they would have been had we contracted with an unrelated third person.

Certain Relationships and Related Person Transactions

Loan and Security Agreement

Overview of the Loan and Security Agreement

On January 26, 2012, we entered into a Loan and Security Agreement with 1538731 Alberta Ltd. as agent and lender, and 1538716 Alberta Ltd., as lender, which we refer to collectively as the Alberta Lenders, and KFT Trust, Vinod Khosla, Trustee, or KFT Trust, who we refer to, collectively with the Alberta Lenders, as the Lenders. Pursuant to the Loan and Security Agreement, the Alberta Lenders made a term loan to us in the principal amount of $50 million and KFT Trust made a term loan to us in the principal amount $25 million, for a total of $75 million in principal amount, which we refer to as the Loan Advance and which convert as described below. At closing, we paid the Lenders a facility charge of $750,000.

In March 2013, we entered into Amendment No. 1 to our Loan and Security Agreement which, among other things, (i) increased the amount available under the facility by $50 million, which we borrowed in full in 2013 and which was subsequently converted (along with accrued interest) into notes issued under our October 2013 Note Purchase Agreement described below, (ii) replaced the requirement to make installment payments of principal with a single balloon payment at maturity and (iii) allowed us to elect payment of paid-in-kind interest throughout the term of the loan.

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

In March 2014, we entered into Amendment No. 3 to the Loan and Security Agreement to clarify that the secured obligations under the Loan and Security Agreement are subordinate to the Company’s obligations under the 2013 Notes (as defined below) and the 2014 Notes (as defined below).

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

In partial consideration for the amendment to our Loan and Security Agreement in March 2013, we issued the Lenders warrants to purchase an aggregate of 619,867 shares of our Class A common stock for an exercise price per share of $5.71, which we refer to as an ATM Warrant. In addition, on the first day of each subsequent 12 month period, we have agreed to grant to the Lenders additional shares under their respective ATM Warrants equal to (i) 3.75% of the average principal balance of the Loan Advance as of the last calendar day of each of the 12 months for such 12 month period payable to such Lender as of the last calendar day of each 12 month period, divided by (ii) 100% of the volume-weighted average closing market price per share of our Class A Common Stock over the 20 consecutive trading days ending on, but excluding, the day of grant, which we refer to as the Average Market Price. The ATM Warrants expire on August 3, 2020. As we borrowed additional amounts under the Loan and Security Agreement and the principal balance increased, we issued additional shares under our ATM Warrants. In connection with the additional $50 million borrowed from KFT Trust, we issued to KFT Trust an ATM Warrant to purchase 480,123 shares of our Class A Common Stock at exercise prices ranging from $3.10 per share to $5.06 per share. The ATM Warrants issued to KFT Trust will not be exercisable until the ATM Warrant issuances have been approved by our stockholders. Khosla Ventures controls a majority of the voting power of our outstanding common stock and would therefore also control any such approval vote. In addition, on March 18, 2014, we issued the Lenders ATM Warrants to purchase an aggregate of 2,342,471 shares of our Class A Common Stock at an exercise price of $1.37 per share.

In connection with each subsequent Loan Advance from KFT Trust, we issued KFT Trust warrants, each of which we refer to as a Subsequent Drawdown Warrant, to purchase shares of our Class A common stock. The number of shares of our Class A common stock underlying the Subsequent Drawdown Warrant (assuming no net issuance) is an amount equal to 18% of the amount of the subsequent Loan Advances from KFT Trust divided by the Average Market Price. The Subsequent Drawdown Warrants expire on August 3, 2020. In connection with the additional $50 million borrowed from KFT Trust, we issued to KFT Trust a Subsequent Drawdown Warrant to purchase 2,139,997 shares of our Class A Common Stock at exercise prices ranging from $3.10 per share to $5.06 per share. The Subsequent Drawdown Warrants issued to KFT Trust will not be exercisable until the Subsequent Drawdown Warrant issuances have been approved by our stockholders.

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

The number of shares of our Class A common stock underlying the Subsequent PIK Warrants (assuming no net issuance) is an amount equal to 18% of the amount of interest paid-in-kind payable over the following 12 months divided by the Average Market Price. The Subsequent PIK Warrants expire on August 3, 2020. We elected to pay-in-kind interest over the 12 months following April 1, 2013 and April 1, 2014. As such, in connection with closing Amendment No. 1, we issued the Lenders Subsequent PIK Warrants to purchase an aggregate of 478,626 shares of our Class A common stock for an exercise price per share of $5.71 and on April 1, 2014 we issued to the Lenders Subsequent PIK Warrants to purchase an aggregate of 2,342,471 shares of our Class A common stock for an exercise price per share of $1.37. In connection with the additional $50 million borrowed from KFT Trust, we issued to KFT Trust a Subsequent PIK Warrant to purchase 377,238 shares of our Class A Common Stock at exercise prices ranging from $3.10 per share to $5.06 per share. The Subsequent PIK Warrants issued to KFT Trust will not be exercisable until the Subsequent PIK Warrant issuances have been approved by our stockholders.

The number of shares for which each PIK Warrant, Subsequent Drawdown Warrant and ATM Warrant is exercisable and the associated exercise price is subject to certain anti-dilution adjustments. Each PIK Warrant, Subsequent Drawdown Warrant and ATM Warrant may be exercised by payment of the exercise price in cash or on a net issuance basis.

The Subsequent PIK Warrants, the Subsequent Drawdown Warrants and the ATM Warrants provide that if a registration statement is not declared effective on or prior to January 21, 2015, we will pay to the warrantholder liquidated damages.

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

As of April 1, 2014, the aggregate principal amount outstanding under our Loan and Security Agreement was $104,786,931. We paid $1,082,437 in interest between January 1, 2013 and April 1, 2014. We did not repay any principal on this outstanding debt between January 1, 2013 and April 1, 2014.

Vinod Khosla is the Trustee of KFT Trust and certain shares of our Class A common stock are held by entities affiliated with Mr. Khosla. Therefore, Mr. Khosla may be deemed to have indirect beneficial ownership of such shares. In addition, Samir Kaul, one of our directors, is a member of some affiliated entities that are our stockholders.

Alberta Investment Management Corp., or AIMCo, whose sole shareholder is the Province of Alberta, Canada, is an institutional investment fund manager whose clients include certain pension, endowment and government funds in the Province of Alberta. Certain clients of AIMCo own the Alberta Lenders. AIMCo and its affiliates collectively hold a significant amount of the Company’s Class A common stock.

October 2013 Note Purchase Agreement

On October 18, 2013, we entered into a Senior Secured Convertible Promissory Note Purchase Agreement, which we refer to as the October 2013 Note Purchase Agreement, with Khosla Ventures III, LP, or KV III, KFT Trust and VNK Management, LLC, or VNK, which we refer to collectively as the Purchasers, and KV III as agent for the Purchasers. The October 2013 Note Purchase Agreement was amended on October 20, 2013 and on March 31, 2014 and the October 2013 Note Purchase Agreement, as amended, is described below.

The October 2013 Note Purchase Agreement contemplates two tranches of financing. The first tranche consisted of the issuance of $42.5 million of notes, or the 2013 Notes, in exchange for a like amount of cash and approximately $53.2 million of 2013 Notes in exchange for a like amount of existing indebtedness outstanding under our Loan and Security Agreement. The second tranche consists of the sale of up to $7.5 million of shares of our Class A Common Stock and the sale of shares of our Class A Common Stock in exchange for a like amount of existing indebtedness equal to $25 million in principal amount, plus accrued interest and applicable fees outstanding under the Loan and Security Agreement prior to March 17, 2013.

In the first tranche, which closed on October 21, 2013, KV III and VNK purchased 2013 Notes in an aggregate amount of $42.5 million, resulting in gross proceeds of $42.5 million and KFT Trust purchased 2013 Notes in an aggregate amount of approximately $53.2 million pursuant to the conversion of outstanding indebtedness owed to KFT Trust for loans received from KFT Trust from and after March 17, 2013 under the Company’s Loan and Security Agreement.

The 2013 Notes bear no interest and are convertible into shares of Class A Common Stock at the conversion price, which was $2.897 per share at the time the first tranche closed and which we refer to as the Conversion Price. The Conversion Price may be decreased in the event of certain subsequent issuances, or Dilutive Issuances, by us below the Conversion Price of the 2013 Notes between the date of the first tranche closing and the earlier of (i) October 21, 2014 and (ii) the conversion of the 2013 Notes. If we consummate a Financing Event (as defined below) after the one year anniversary of the first tranche closing, the 2013 Notes will automatically convert simultaneous with the closing of the Financing Event. Upon the occurrence of any of the foregoing events, the principal amount of the 2013 Notes (which, for clarification, will include any interest previously paid in kind) will automatically be converted into shares of our Class A Common Stock at the then effective Conversion Price.

The second tranche will occur subsequent to the receipt by us of aggregate net cash proceeds of at least $400 million, which we refer to as the Project Financing Amount. The raising of the Project Financing Amount is referred to as the Financing Event. The closing of the second tranche is subject to other standard conditions. In the second tranche, KV III and VNK will purchase shares under the Note Purchase Agreement, or NPA Shares, in an aggregate amount of up to $7.5 million and KFT Trust will purchase NPA Shares pursuant to the conversion of the amount of the indebtedness (equal to $25 million in principal amount, plus accrued interest and applicable fees) owed to KFT Trust under the Loan and Security Agreement for loans received from KFT Trust prior to March 17, 2013 under such agreement. NPA Shares will be purchased for a price equal to the Conversion Price.

In addition, we have a put option that we can exercise upon a Financing Event. At any point beginning 365 days following the consummation of the Financing Event until two year anniversary of the consummation of the Financing Event, or the Two Year Date, we may, at our sole election, sell shares to KFT Trust in an aggregate amount of up to $35 million. Such shares will be purchased for a price equal to the Conversion Price. The put option is subject to adjustment, as set forth below, although in no event will the put option be for more than $35 million in NPA Shares. The closing of the put option is subject to standard conditions.

In the event we consummate sales of additional 2013 Notes (or substantially similar indebtedness) or our equity securities resulting in aggregate proceeds to us of $100 million or more before the put option is exercised, the put option will terminate. If we consummate sales of additional 2013 Notes (or substantially similar indebtedness) or our equity securities resulting in aggregate proceeds to us of less than $100 million before the put option is exercised, KFT Trust will purchase a number of shares equal to the difference, which we refer to as the New Commitment, between $100 million and the funds actually raised, which we refer to as the Raised Amount, which Raised Amount shall include the aggregate value of the 2013 Notes and NPA Shares (other than the 2013 Notes and NPA Shares purchased by KFT Trust) and the Gates Shares (as defined below). The New Commitment will be in lieu of the commitment to purchase $35.0 million of NPA Shares as a part of the put option as described above.

In addition, KFT Trust, or its assignee, has an option it can exercise prior to the earlier of (i) the Two Year Date and (ii) February 1, 2020 to purchase the NPA Shares it would otherwise purchase in the second tranche or as a part of the put option so long as the Purchaser beneficially owns at least 20% of the shares of Class A Common Stock issued or issuable upon conversion of the 2013 Notes purchased by such Purchaser.

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

The shares of Class A Common Stock issuable upon conversion of the 2013 Notes cannot be transferred for 6 months following the closing of the first tranche, subject to exceptions for transfers to permitted transferees specified in the October 2013 Note Purchase Agreement. Any permitted transferees must agree to be bound by the terms and conditions of the October 2013 Note Purchase Agreement, including with respect to the limitations on transfer of the securities such permitted transferee receives. The 2013 Notes cannot be transferred except in the event of a change in control or to a permitted transferee.

As of April 1, 2014, the aggregate principal amount outstanding under our October 2013 Note Purchase Agreement was $95,697,308. We did not pay any interest or repay any principal on this outstanding debt between January 1, 2013 and April 1, 2014.

Khosla Ventures is one of our significant stockholders. Vinod Khosla is the managing member of VK Services, LLC which is the manager of Khosla Ventures Associates II, LP, or KVA II, and Khosla Ventures Associates III, LP, or KVA III. KVA II and KVA III are the general partners of Khosla Ventures II, LP and KV III, respectively, who are stockholders of the Company. Certain shares of Class A common stock of the Company are held by an entity affiliated with Mr. Khosla, and Mr. Khosla may be deemed to have indirect beneficial ownership of such shares. As a result, each of Khosla Ventures, KV III and Mr. Khosla may be deemed to possess voting and investment control over (and indirect beneficial ownership of) approximately 64% of the outstanding shares of Class A common stock of the Company. Samir Kaul, a director of the Company, is also a member of KVA II and KVA III.

We also entered into a registration rights agreement with the Purchasers, pursuant to which we agreed to register with the securities and exchange commission shares issuable under the October 2013 Note Purchase Agreement.

Gates Stock Purchase Agreement

On October 18, 2013, we entered into the Stock Purchase Agreement with Gates Ventures, LLC, or Gates, to purchase shares of our Class A common stock, or the Gates Shares, which we refer to as the Stock Purchase Agreement.

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

The Gates Shares cannot be transferred, subject to exceptions for transfers to permitted transferees specified in the Stock Purchase Agreement, until the earlier of (i) six months following the closing of the first tranche and (ii) any date on which any of KV III, KFT Trust, VNK or any of their respective affiliates sells, transfers, assigns or hypothecates any equity or debt securities of ours to any non-Affiliate. Any permitted transferees must agree to be bound by the terms and conditions of the Stock Purchase Agreement, including with respect to the limitations on transfer of the securities such permitted transferee receives.

We also entered into a registration rights agreement with Gates, pursuant to which we agreed to register with the securities and exchange commission shares issuable under the Stock Purchase Agreement.

As a result of this transaction, Gates became a holder of over 5% of our outstanding Class A common stock.

Commitment Letters

On September 25, 2013, we received an Investment Commitment letter from each of KV III and Vinod Khosla, pursuant to which KV III and Vinod Khosla each committed to invest in us cash in an amount of up to $25,000,000 in immediately available funds for an aggregate investment of up to $50,000,000, which we refer to as the 2013 Commitment. The 2013 Commitment was to support (i) our plan to pursue an expanded build out strategy at our Columbus based facility and (ii) our liquidity needs. The 2013 Commitment was satisfied by KV III and VNK’s investments under the October 2013 Note Purchase Agreement described above.

On March 16, 2014, we received an Investment Commitment letter from Vinod Khosla, pursuant to which Mr. Khosla committed to invest in us cash in an amount of up to $25,000,000 in available funds (either through personal funds, using funds held by a trust or entity he controls or to another assignee), which we refer to as the 2014 Commitment. The 2014 Commitment is to support our (i) liquidity needs and (ii) research and development efforts.

The Commitment is contemplated to be funded in a number of monthly borrowings of no more than $5,000,000 per month and will be conditioned on the achievement of certain performance milestones to be mutually agreed between Mr. Khosla and us. On March 31, 2014, we and KFT Trust entered into a 2014 Note Purchase Agreement (as described below), which satisfied the 2014 Commitment.

The basis on which we are related to Vinod Khosla and KV III is described in detail above.

2014 Note Purchase Agreement

On March 31, 2014, we entered into a Senior Secured Promissory Note and Warrant Purchase Agreement, or the 2014 Note Purchase Agreement, with KFT Trust, or the 2014 Note Purchaser, and KFT Trust in its capacity as agent for the 2014 Note Purchaser. The basis on which we are related to KFT Trust is described in detail above.

The 2014 Note Purchase Agreement contemplates multiple tranches of financing of up to $25 million. The first tranche, which closed on April 3, 2014, consisted of the purchase by KFT Trust of $5.0 million of Senior Secured Mandatorily Convertible Notes, or the 2014 Notes, in exchange for a like amount of cash. The remaining tranches consist of the sale of additional 2014 Notes, or the Additional 2014 Notes, to the 2014 Note Purchaser in principal amounts to be mutually agreed between the 2014 Note Purchaser and us for a like amount of cash at the beginning of each full month following the first tranche closing, provided that in each preceding month we satisfactorily achieve each of the milestones set forth in Annex A to the 2014 Note Purchase Agreement. KFT Trust, or, if additional 2014 Note Purchasers become party to the 2014 Note Purchase Agreement in the future, the 2014 Note Purchasers holding a majority of the principal amount of all then-outstanding 2014 Notes, or the Required Purchasers, will determine in their sole discretion whether applicable milestones have been satisfied. The aggregate amount of Additional 2014 Notes that may be sold under the 2014 Note Purchase Agreement may not exceed $20 million.

The closing of the additional tranches is subject to standard conditions, including notification pursuant to the Hart-Scott-Rodino Act that any applicable waiting period has expired, receipt of any necessary approvals by governmental authorities and the satisfaction of applicable milestones.

In addition, at each closing, we will issue to each 2014 Note Purchaser a warrant, which we refer to as a 2014 Warrant, which 2014 Warrant shall be exercisable for a number of shares of Class A Common Stock equal to a fraction (i) whose numerator is 10% of the principal amount of the 2014 Note issued to such 2014 Note Purchaser at such closing, and (ii) whose denominator is $0.573. The amount of shares of Class A Common Stock for which a 2014 Warrant is exercisable assumes it is not being exercised on a net issuance basis.

In connection with the initial closing, we issued to KFT Trust a 2014 Warrant to purchase an aggregate of 872,600 shares of our Class A common stock at an exercise price of $0.573 per share, which was the consolidated closing bid price for our Class A common stock on March 31, 2014. The 2014 Warrant was issued as partial consideration for KFT Trust’s entry into the 2014 Note Purchase Agreement and will expire 7 years from the date of grant. Each 2014 Warrant may be exercised by payment of the exercise price in cash or on a net issuance basis.

The 2014 Notes have a maturity date that may be elected by the Required Purchasers at any time after July 1, 2014, provided that the Required Purchasers provide us with at least 10 days advance written notice of such date and provided further that if the Required Purchasers have not provided such notice prior to March 31, 2017, then the Maturity Date shall be April 2, 2017. The 2014 Notes accrue interest at a rate of 8% per annum. We will pay interest on the principal amount of the Note on the first day of each full calendar month, beginning on July 1, 2014, provided that such interest may be paid in kind at our election by adding the interest then due to the unpaid principal amount of the Note. The 2014 Notes are secured by liens on fixtures, personal property and other assets of ours specified in the 2014 Note Purchase Agreement. The 2014 Notes cannot be transferred except in the event of a change in control or to a permitted transferee.

In connection with the 2014 Note Purchase Agreement, we must also comply with certain affirmative covenants, such as furnishing financial statements to the 2014 Note Purchasers, and negative covenants, including a limitation on (i) repurchases or redemptions of our stock, subject to certain exceptions and (ii) the incurrence of debt and the making of investments other than those permitted by the 2014 Note Purchase Agreement.

Our obligations under the 2014 Note Purchase Agreement may be accelerated upon the occurrence of an event of default under the 2014 Note Purchase Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, cross-defaults and the occurrence of any material adverse effects, as defined under the 2014 Note Purchase Agreement.

As of April 3, 2014, the aggregate principal amount outstanding under our 2014 Note Purchase Agreement was $5,000,000.

Stockholder Agreements

Prior to our initial public offering, we entered into an investors’ rights agreement with holders of our then-convertible preferred stock and certain holders of common stock and warrants to purchase our then-convertible preferred stock, including entities with which certain of our directors are affiliated. The investors’ rights agreement grants certain registration rights.

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

Director Independence

Our Board of Directors currently consists of six members. We have determined that five of these directors, Messrs. Leland, O’Connor, Paterson, Whitlock and Dr. Roach, are independent in accordance with the listing requirements of The Nasdaq Global Select Market. The listing standards relating to general independence consist of both a requirement for a board determination that the director has no material relationship with the listed company and a listing of several specific relationships that preclude independence.

In making its subjective determination regarding the independence of Messrs. Leland, O’Connor, Paterson, Whitlock and Dr. Roach, the Board of Directors reviewed and discussed additional information provided by the directors and nominees for director and with regard to each director’s or nominee’s business and personal activities as they related to the Company and its management.

The Board of Directors also determined that Dr. Rice, who served as a director from August 2011 until her resignation from the Board of Directors in December 2013, and Mr. Alexander, who did not stand for re-election in 2013, were independent directors in accordance with the listing requirements of The Nasdaq Global Select Market during the time they served as directors.

Mr. Kaul, who serves on our compensation committee, is not an independent director. We are a “controlled company” under The Nasdaq Global Select Market corporate governance standards and we qualify for, and rely on, exemptions from The Nasdaq Global Select Market corporate governance requirements that require our compensation committee to be composed entirely of independent members.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm’s Fees

The following table sets forth the fees billed to us by PricewaterhouseCoopers LLP for professional services rendered in connection with the audit of the Company’s annual financial statements for the years ended December 31, 2013 and 2012, the review of the Company’s quarterly financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and 2013, June 30, 2012 and 2013 and September 30, 2012 and 2013.

	Year Ended December 31,
	2013	2012
Audit Fees	$592,000	$660,663
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$592,000	$660,663

Audit Fees — This category includes the aggregate fees billed or accrued for each of the last two fiscal years for professional services rendered by the independent auditors for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Annual Report on Form 10-K and Quarterly Reports filed with the SEC or services that are normally provided by the accountant in connection with other statutory and regulatory filings or engagements for those fiscal years.

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

All Other Fees — This category includes the aggregate fees billed in each of the last two fiscal years for products and services by the independent auditors that are not reported under “Audit Fees,” “Audit Related Fees,” or “Tax Fees.”

Audit Committee Pre-Approval Policy

The audit committee has adopted a policy that all audit, review or attest engagements and permissible non-audit services, including the fees and terms thereof, to be performed by our independent registered public accounting firm (subject to, and in compliance with, the de minimis exception for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and the applicable rules and regulation of the SEC) will be subject to specific pre-approval of the audit committee. No non-audit services were performed by PricewaterhouseCoopers LLP pursuant to the de minimis exception in 2012 or 2013, and no services were provided other than in accordance with the pre-approval policies and procedures described above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report on Form 10-K:

(1)	Financial Statements. Reference is made to the Index to the registrant’s the Financial Statements under Item 8 in Part II of this Form 10-K. ‡

(2)	Financial Statement Schedules. All financial statement schedules have been omitted because they are not applicable or are not required, or because the information required to be set forth therein is included in the consolidated financial statements or notes thereto.‡

(3)	Exhibits. The exhibits listed on the accompanying index to exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this report on Form 10-K.

‡	Previously filed with the Original Form 10-K, which is being amended hereby.

(b) Exhibits

The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of KiOR, Inc.	S-8	333-175220	4.1	June 29, 2011

3.2	Amended and Restated Bylaws of KiOR, Inc.	S-8	333-175220	4.2	June 29, 2011

4.1	Specimen Stock Certificate representing Class A common stock.	S-1	333-173440	4.1	June 10, 2011

4.2	Amended and Restated Investors’ Rights Agreement dated April 21, 2011, among the Registrant and the Registrant’s securityholders listed therein.	S-1	333-173440	4.2	May 18, 2011

4.3	Preferred Stock Purchase Warrant issued December 30, 2008 by KiOR, Inc. to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.4	April 11, 2011

4.4	Preferred Stock Purchase Warrant issued January 27, 2010 by KiOR, Inc. to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.5	April 11, 2011

4.5	Preferred Stock Purchase Warrant issued January 27, 2010 by KiOR, Inc. to Leader Equity LLC.	S-1	333-173440	4.6	April 11, 2011

4.6	Warrant to Purchase Stock issued March 17, 2010, by KiOR, Inc. to Silicon Valley Bank.	S-1	333-173440	4.7	April 11, 2011

4.7	Form of Class A Common Stock Purchase Warrant issued July 28, 2010.	S-1	333-173440	4.7	May 18, 2011

4.8	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of January 26, 2012 issued by KiOR, Inc. to 1538731 Alberta Ltd.	8-K	001-35213	10.2	January 27, 2012

4.9	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of January 26, 2012 issued by KiOR, Inc. to 1538716 Alberta Ltd.	8-K	001-35213	10.3	January 27, 2012

4.10	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of January 26, 2012 issued by KiOR, Inc. to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	10.4	January 27, 2012

4.11	Preferred Stock Purchase Warrant issued June 6, 2011 to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.15	June 10, 2011

4.12	Preferred Stock Purchase Warrant issued June 6, 2011 to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.16	June 10, 2011

4.13	Preferred Stock Purchase Warrant issued June 6, 2011 to Leader Lending, LLC.	S-1	333-173440	4.17	June 10, 2011

10.1	Loan Agreement, dated as of March 17, 2011, between KiOR Columbus LLC and the Mississippi Development Authority.	S-1	333-173440	10.1	April 11, 2011

10.2	Purchase Money Security Agreement dated March 17, 2011, between KiOR Columbus LLC and the Mississippi Development Authority.	S-1	333-173440	10.2	April 11, 2011

10.3(a)	Senior Secured Convertible Promissory Note Purchase Agreement, dated October 18, 2013 by and among KiOR, Inc., KiOR Columbus, Khosla Ventures III, LP, KFT Trust, Vinod Khosla, Trustee and VNK Management, LLC	8-K	001-35213	99.1	October 21, 2013

10.3(b)	Amendment No. 1 to Senior Secured Convertible Promissory Note Purchase Agreement, dated October 20, 2013	8-K	001-35213	99.1B	October 21, 2013

10.4(a)	Form of Senior Secured Convertible Promissory Note	8-K	001-35213	99.2	October 21, 2013

10.4(b) ‡	Senior Secured Convertible Promissory Note by and between KiOR, Inc. and Khosla Ventures III, LP

10.4(c) ‡	Senior Secured Convertible Promissory Note by and between KiOR, Inc. and KFT Trust, Vinod Khosla, Trustee

10.4(d) ‡	Senior Secured Convertible Promissory Note by and between KiOR, Inc. and VNK Management, LLC

10.5‡	Registration Rights Agreement by and among KiOR, Inc., KiOR Columbus, Khosla Ventures III, LP, KFT Trust, Vinod Khosla, Trustee and VNK Management, LLC

10.6	Class A Common Stock Purchase Agreement dated October 18, 2013 by and between KiOR, Inc. to Gates Ventures, LLC	8-K	001-35213	99.4	October 21, 2013

10.7‡	Registration Rights Agreement in connection with the Stock Purchase Agreement by and between KiOR, Inc. to Gates Ventures, LLC

10.8	Agreement to Subordinate dated October 20, 2013, and related Form of Subordination Agreement	8-K	001-35213	99.7	October 21, 2013

10.9(a)	Loan and Security Agreement dated as of January 26, 2012 among KiOR, Inc., KiOR Columbus LLC, 1538731 Alberta Ltd., 1538716 Alberta Ltd. and KFT Trust, Vinod Khosla, Trustee.	8-K	001-35213	10.1	January 27, 2012

10.9(b)	Amendment No. 1 to Loan and Security Agreement dated as of March 17, 2013	8-K	001-35213	99.1	March 18, 2013

10.9(c)	Amendment No. 2 to Loan and Security Agreement dated October 21, 2013	8-K	001-35213	99.1	October 21, 2013

10.10(a)	Form of ATM Warrant Agreement to Purchase Shares of Class A Common Stock	8-K	001-35213	99.2	March 18, 2013

10.10(b)	ATM Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by KiOR, Inc. to 1538731 Alberta Ltd.	8-K	001-35213	99.3	March 18, 2013

10.10(c)	ATM Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by KiOR, Inc. to 1538716 Alberta Ltd.	8-K	001-35213	99.4	March 18, 2013

10.10(d)	ATM Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by KiOR, Inc. to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.2	August 29, 2013

10.10(e) ‡	Schedule of Warrants Issued

10.11(a)	Form of Post-First Amendment Additional Warrant Agreement to Purchase Shares of Class A Common Stock	8-K	001-35213	99.6	March 18, 2013

10.11(b)	Post-First Amendment Additional Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by KiOR, Inc. to 1538731 Alberta Ltd.	8-K	001-35213	99.7	March 18, 2013

10.11(c)	Post-First Amendment Additional Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by KiOR, Inc. to 1538716 Alberta Ltd.	8-K	001-35213	99.8	March 18, 2013

10.11(d)	Post-First Amendment Additional Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by KiOR, Inc. to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.3	August 29, 2013

10.11(j) ‡	Schedule of Post-First Amendment Additional Warrants Issued

10.12(a)	Form of Warrant Agreement to Purchase Shares of Class A Common Stock	8-K	001-35213	99.10	March 18, 2013

10.12(b)	Warrant Agreement to Purchase Shares of Class A Common Stock, dated April 24, 2013, by and between KiOR, Inc. and KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.1	April 30, 2013

10.12(c)	Warrant Agreement to Purchase Shares of Class A Common Stock, dated May 17, 2013, by and between KiOR, Inc. and KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.1	May 23, 2013

10.12(d)	Warrant Agreement to Purchase Shares of Class A Common Stock, dated June 17, 2013, by and between KiOR, Inc. and KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.1	June 19, 2013

10.12(e)	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of July 26, 2013 issued by KiOR, Inc. to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.1	July 30, 2013

10.12(f)	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of August 27, 2013 issued by KiOR, Inc. to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.1	August 29, 2013

10.12(g) ‡	Schedule of ATM Warrants Issued

10.13(a)	Investment Commitment Letter from Khosla Ventures, dated September 25, 2013	8-K	001-35213	99.1	September 26, 2013

10.13(b)	Investment Commitment Letter from Vinod Khosla, dated September 25, 2013	8-K	001-35213	99.2	September 26, 2013

10.14†	Amended and Restated 2007 Stock Option/Stock Issuance Plan.	S-1	333-173440	10.3	April 11, 2011

10.15†	Form of Option Award Agreement under the Amended and Restated 2007 Stock Option/Stock Issuance Plan.	S-1	333-173440	10.4	April 11, 2011

10.16†	Form of Stock Award Agreement under the Amended and Restated 2007 Stock Option/Stock Issuance Plan.	S-1	333-173440	10.5	April 11, 2011

10.17†	Form of 409A Option Award Agreement under the Amended and Restated 2007 Stock Option/Stock Issuance Plan.	S-1	333-173440	10.6	June 1, 2011

10.18	Amended and Restated 2011 Long-Term Incentive Plan	8-K	001-35213	99.2	June 20, 2012

10.19†	Form of Incentive Option Award Agreement under the 2011 Long-Term Incentive Plan.	10-K	001-35213	10.9	March 27, 2012

10.20†	Form of Restricted Stock Award Agreement under the 2011 Long-Term Incentive Plan.	10-K	001-35213	10.10	March 27, 2012

10.21†	Form of Non-Qualified Option Award Agreement under the 2011 Long-Term Incentive Plan.	10-K	001-35213	10.11	March 27, 2012

10.22†	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan.	10-K	001-35213	10.12	March 27, 2012

10.23†	2012 Employee Stock Purchase Plan	8-K	001-35213	99.1	June 20, 2012

10.24†	Form of Indemnification Agreement.	S-1	333-173440	10.8	May 18, 2011

10.25†	Separation Agreement, by and between KiOR, Inc. and John H. Karnes, dated December 3, 2013	8-K	001-35213	99.1	December 4, 2013

10.26	Memorandum of Understanding, dated as of April 14, 2011, among KiOR, Inc., KiOR Columbus, LLC, Lowndes County, Mississippi, the Lowndes County Port Authority and the City of Columbus, Mississippi.	S-1	333-173440	10.9	May 18, 2011

10.27	Hydrogen On-Site Supply Agreement, dated as of December 10, 2010, by and between Matheson Tri-Gas, Inc. and KiOR, Inc.	S-1	333-173440	10.10	May 18, 2011

10.28**	Feedstock Supply Agreement, dated as of May 27, 2011, between Catchlight Energy LLC and KiOR Columbus LLC.	S-1	333-173440	10.11	June 10, 2011

10.29†	Form of Performance and Retention Agreement.	8-K	001-35213	10.1	March 15, 2012

10.30‡	Investment Commitment Letter from Vinod Khosla, dated March 16, 2014.

21.1‡	Subsidiaries.

23.1‡	Consent of PricewaterhouseCoopers LLP.

31.1‡	Rule 13a-14(a)/15d-14(a) Certification of Fred Cannon (Principal Executive Officer).

31.2‡	Rule 13a-14(a)/15d-14(a) Certification of Chris Artzer (Principal Financial Officer).

31.3	Rule 13a-14(a)/15d-14(a) Certification of Fred Cannon (Principal Executive Officer).					X

31.4	Rule 13a-14(a)/15d-14(a) Certification of Chris Artzer (Principal Financial Officer).					X

32.1‡	Section 1350 Certification of Fred Cannon (Principal Executive Officer) and Chris Artzer (Principal Financial Officer).

101.INS‡	XBRL Instance Document.

101.SCH‡	XBRL Taxonomy Extension Schema Document.

101.CAL‡	XBRL Taxonomy Calculation Linkbase Document.

101.LAB‡	XBRL Taxonomy Label Linkbase Document.

101.PRE‡	XBRL Taxonomy Presentation Linkbase Document.

101.DEF‡	XBRL Taxonomy Extension Definition Linkbase Document.

**	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
†	Management contracts or compensatory plans or arrangements.
‡	Previously filed with the Original Form 10-K, which is being amended hereby.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KiOR, INC.

Date: April 30, 2014	By:	/s/ Fred Cannon
Fred Cannon
Chief Executive Officer

Date: April 30, 2014	By:	/s/ Christopher A. Artzer
Christopher A. Artzer
President and Interim Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of KiOR, Inc.	S-8	333-175220	4.1	June 29, 2011

3.2	Amended and Restated Bylaws of KiOR, Inc.	S-8	333-175220	4.2	June 29, 2011

4.1	Specimen Stock Certificate representing Class A common stock.	S-1	333-173440	4.1	June 10, 2011

4.2	Amended and Restated Investors’ Rights Agreement dated April 21, 2011, among the Registrant and the Registrant’s securityholders listed therein.	S-1	333-173440	4.2	May 18, 2011

4.3	Preferred Stock Purchase Warrant issued December 30, 2008 by KiOR, Inc. to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.4	April 11, 2011

4.4	Preferred Stock Purchase Warrant issued January 27, 2010 by KiOR, Inc. to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.5	April 11, 2011

4.5	Preferred Stock Purchase Warrant issued January 27, 2010 by KiOR, Inc. to Leader Equity LLC.	S-1	333-173440	4.6	April 11, 2011

4.6	Warrant to Purchase Stock issued March 17, 2010, by KiOR, Inc. to Silicon Valley Bank.	S-1	333-173440	4.7	April 11, 2011

4.7	Form of Class A Common Stock Purchase Warrant issued July 28, 2010.	S-1	333-173440	4.7	May 18, 2011

4.8	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of January 26, 2012 issued by KiOR, Inc. to 1538731 Alberta Ltd.	8-K	001-35213	10.2	January 27, 2012

4.9	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of January 26, 2012 issued by KiOR, Inc. to 1538716 Alberta Ltd.	8-K	001-35213	10.3	January 27, 2012

4.10	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of January 26, 2012 issued by KiOR, Inc. to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	10.4	January 27, 2012

4.11	Preferred Stock Purchase Warrant issued June 6, 2011 to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.15	June 10, 2011

4.12	Preferred Stock Purchase Warrant issued June 6, 2011 to Lighthouse Capital Partners VI, L.P.	S-1	333-173440	4.16	June 10, 2011

4.13	Preferred Stock Purchase Warrant issued June 6, 2011 to Leader Lending, LLC.	S-1	333-173440	4.17	June 10, 2011

10.1	Loan Agreement, dated as of March 17, 2011, between KiOR Columbus LLC and the Mississippi Development Authority.	S-1	333-173440	10.1	April 11, 2011

10.2	Purchase Money Security Agreement dated March 17, 2011, between KiOR Columbus LLC and the Mississippi Development Authority.	S-1	333-173440	10.2	April 11, 2011

10.3(a)	Senior Secured Convertible Promissory Note Purchase Agreement, dated October 18, 2013 by and among KiOR, Inc., KiOR Columbus, Khosla Ventures III, LP, KFT Trust, Vinod Khosla, Trustee and VNK Management, LLC	8-K	001-35213	99.1	October 21, 2013

10.3(b)	Amendment No. 1 to Senior Secured Convertible Promissory Note Purchase Agreement, dated October 20, 2013	8-K	001-35213	99.1B	October 21, 2013

10.4(a)	Form of Senior Secured Convertible Promissory Note	8-K	001-35213	99.2	October 21, 2013

10.4(b) ‡	Senior Secured Convertible Promissory Note by and between KiOR, Inc. and Khosla Ventures III, LP

10.4(c) ‡	Senior Secured Convertible Promissory Note by and between KiOR, Inc. and KFT Trust, Vinod Khosla, Trustee

10.4(d) ‡	Senior Secured Convertible Promissory Note by and between KiOR, Inc. and VNK Management, LLC

10.5‡	Registration Rights Agreement by and among KiOR, Inc., KiOR Columbus, Khosla Ventures III, LP, KFT Trust, Vinod Khosla, Trustee and VNK Management, LLC

10.6	Class A Common Stock Purchase Agreement dated October 18, 2013 by and between KiOR, Inc. to Gates Ventures, LLC	8-K	001-35213	99.4	October 21, 2013

10.7‡	Registration Rights Agreement in connection with the Stock Purchase Agreement by and between KiOR, Inc. to Gates Ventures, LLC

10.8	Agreement to Subordinate dated October 20, 2013, and related Form of Subordination Agreement	8-K	001-35213	99.7	October 21, 2013

10.9(a)	Loan and Security Agreement dated as of January 26, 2012 among KiOR, Inc., KiOR Columbus LLC, 1538731 Alberta Ltd., 1538716 Alberta Ltd. and KFT Trust, Vinod Khosla, Trustee.	8-K	001-35213	10.1	January 27, 2012

10.9(b)	Amendment No. 1 to Loan and Security Agreement dated as of March 17, 2013	8-K	001-35213	99.1	March 18, 2013

10.9(c)	Amendment No. 2 to Loan and Security Agreement dated October 21, 2013	8-K	001-35213	99.1	October 21, 2013

10.10(a)	Form of ATM Warrant Agreement to Purchase Shares of Class A Common Stock	8-K	001-35213	99.2	March 18, 2013

10.10(b)	ATM Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by KiOR, Inc. to 1538731 Alberta Ltd.	8-K	001-35213	99.3	March 18, 2013

10.10(c)	ATM Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by KiOR, Inc. to 1538716 Alberta Ltd.	8-K	001-35213	99.4	March 18, 2013

10.10(d)	ATM Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by KiOR, Inc. to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.2	August 29, 2013

10.10(e) ‡	Schedule of Warrants Issued

10.11(a)	Form of Post-First Amendment Additional Warrant Agreement to Purchase Shares of Class A Common Stock	8-K	001-35213	99.6	March 18, 2013

10.11(b)	Post-First Amendment Additional Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by KiOR, Inc. to 1538731 Alberta Ltd.	8-K	001-35213	99.7	March 18, 2013

10.11(c)	Post-First Amendment Additional Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by KiOR, Inc. to 1538716 Alberta Ltd.	8-K	001-35213	99.8	March 18, 2013

10.11(d)	Post-First Amendment Additional Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by KiOR, Inc. to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.3	August 29, 2013

10.11(j) ‡	Schedule of Post-First Amendment Additional Warrants Issued

10.12(a)	Form of Warrant Agreement to Purchase Shares of Class A Common Stock	8-K	001-35213	99.10	March 18, 2013

10.12(b)	Warrant Agreement to Purchase Shares of Class A Common Stock, dated April 24, 2013, by and between KiOR, Inc. and KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.1	April 30, 2013

10.12(c)	Warrant Agreement to Purchase Shares of Class A Common Stock, dated May 17, 2013, by and between KiOR, Inc. and KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.1	May 23, 2013

10.12(d)	Warrant Agreement to Purchase Shares of Class A Common Stock, dated June 17, 2013, by and between KiOR, Inc. and KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.1	June 19, 2013

10.12(e)	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of July 26, 2013 issued by KiOR, Inc. to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.1	July 30, 2013

10.12(f)	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of August 27, 2013 issued by KiOR, Inc. to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.1	August 29, 2013

10.12(g) ‡	Schedule of ATM Warrants Issued

10.13(a)	Investment Commitment Letter from Khosla Ventures, dated September 25, 2013	8-K	001-35213	99.1	September 26, 2013

10.13(b)	Investment Commitment Letter from Vinod Khosla, dated September 25, 2013	8-K	001-35213	99.2	September 26, 2013

10.14†	Amended and Restated 2007 Stock Option/Stock Issuance Plan.	S-1	333-173440	10.3	April 11, 2011

10.15†	Form of Option Award Agreement under the Amended and Restated 2007 Stock Option/Stock Issuance Plan.	S-1	333-173440	10.4	April 11, 2011

10.16†	Form of Stock Award Agreement under the Amended and Restated 2007 Stock Option/Stock Issuance Plan.	S-1	333-173440	10.5	April 11, 2011

10.17†	Form of 409A Option Award Agreement under the Amended and Restated 2007 Stock Option/Stock Issuance Plan.	S-1	333-173440	10.6	June 1, 2011

10.18	Amended and Restated 2011 Long-Term Incentive Plan	8-K	001-35213	99.2	June 20, 2012

10.19†	Form of Incentive Option Award Agreement under the 2011 Long-Term Incentive Plan.	10-K	001-35213	10.9	March 27, 2012

10.20†	Form of Restricted Stock Award Agreement under the 2011 Long-Term Incentive Plan.	10-K	001-35213	10.10	March 27, 2012

10.21†	Form of Non-Qualified Option Award Agreement under the 2011 Long-Term Incentive Plan.	10-K	001-35213	10.11	March 27, 2012

10.22†	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan.	10-K	001-35213	10.12	March 27, 2012

10.23†	2012 Employee Stock Purchase Plan	8-K	001-35213	99.1	June 20, 2012

10.24†	Form of Indemnification Agreement.	S-1	333-173440	10.8	May 18, 2011

10.25†	Separation Agreement, by and between KiOR, Inc. and John H. Karnes, dated December 3, 2013	8-K	001-35213	99.1	December 4, 2013

10.26	Memorandum of Understanding, dated as of April 14, 2011, among KiOR, Inc., KiOR Columbus, LLC, Lowndes County, Mississippi, the Lowndes County Port Authority and the City of Columbus, Mississippi.	S-1	333-173440	10.9	May 18, 2011

10.27	Hydrogen On-Site Supply Agreement, dated as of December 10, 2010, by and between Matheson Tri-Gas, Inc. and KiOR, Inc.	S-1	333-173440	10.10	May 18, 2011

10.28**	Feedstock Supply Agreement, dated as of May 27, 2011, between Catchlight Energy LLC and KiOR Columbus LLC.	S-1	333-173440	10.11	June 10, 2011

10.29†	Form of Performance and Retention Agreement.	8-K	001-35213	10.1	March 15, 2012

10.30‡	Investment Commitment Letter from Vinod Khosla, dated March 16, 2014.

21.1‡	Subsidiaries.

23.1‡	Consent of PricewaterhouseCoopers LLP.

31.1‡	Rule 13a-14(a)/15d-14(a) Certification of Fred Cannon (Principal Executive Officer).

31.2‡	Rule 13a-14(a)/15d-14(a) Certification of Chris Artzer (Principal Financial Officer).

31.3	Rule 13a-14(a)/15d-14(a) Certification of Fred Cannon (Principal Executive Officer).					X

31.4	Rule 13a-14(a)/15d-14(a) Certification of Chris Artzer (Principal Financial Officer).					X

32.1‡	Section 1350 Certification of Fred Cannon (Principal Executive Officer) and Chris Artzer (Principal Financial Officer).

101.INS‡	XBRL Instance Document.

101.SCH‡	XBRL Taxonomy Extension Schema Document.

101.CAL‡	XBRL Taxonomy Calculation Linkbase Document.

101.LAB‡	XBRL Taxonomy Label Linkbase Document.

101.PRE‡	XBRL Taxonomy Presentation Linkbase Document.

101.DEF‡	XBRL Taxonomy Extension Definition Linkbase Document.

**	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
†	Management contracts or compensatory plans or arrangements.
‡	Previously filed with the Original Form 10-K, which is being amended hereby.
‡	Previously filed as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2013, December 31, 2012, and December 31, 2011, (iii) Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2007-December 31, 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, December 31, 2012, and December 31, 2011, and (v) Notes to Consolidated Financial Statements.