Form 10-Q
period 2014-03-31
Kior Inc
filed 2014-05-12
CIK 1418862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

There were 63,769,983 and 47,160,325 shares of the registrant’s Class A and Class B common stock, respectively, outstanding on May 5, 2014.

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

In particular, forward-looking statements in this Quarterly Report include statements about:

•	our ability to meet the milestones necessary to obtain additional funding under our Senior Secured Promissory Note and Purchase Agreement with Khosla Ventures;

•	our ability to obtain additional debt and/or equity financing on acceptable terms, if at all;

•	the sufficiency of our cash to meet our liquidity needs;

•	our plans to achieve additional research and development milestones while our initial-scale commercial production facility in Columbus, Mississippi, or our Columbus facility, is in idle state;

•	our ability to continue as a going concern;

•	the timing of and costs related to achieving steady-state operations at our Columbus facility;

•	our ability to continuously operate our facilities without delay or shutdowns;

•	the timing of and costs related to production and generation of revenues at our Columbus facility;

•	the timing of and costs related to optimization projects and upgrades at our Columbus facility;

•	the anticipated effects of the optimization projects and upgrades on our Columbus facility;

•	the accuracy of our estimates regarding expenses, construction costs, future revenue and capital requirements;

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

These forward-looking statements are subject to a number of important risks, uncertainties and assumptions. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. The following important factors, among others, could cause actual results to differ materially and adversely from those contained in forward-looking statements made in this Quarterly Report: our ability to raise additional capital in order to fund our current operations and to continue as a going concern; our ability to achieve additional research and development milestones necessary to obtain additional funding under our Senior Secured Promissory Note and Purchase Agreement with Khosla Ventures while our Columbus facility is in idle state; our ability to fund our optimization projects and upgrades at our Columbus facility and to expand our business; the timing for completing the optimization projects and upgrades to our Columbus facility, given that we have halted these projects and upgrades and placed our Columbus facility in an idle state and the success of subject projects and upgrades; our ability to increase our capacity and yield at our Columbus facility or any future commercial facilities; the cost-competitiveness and market acceptance of our products; the availability of cash to invest in the ongoing needs of our business; our ability to successfully commercialize our cellulosic gasoline, diesel and fuel oil; our ability to effectively scale our proprietary technology platform and process design; the cost of constructing, operating and maintaining facilities necessary to produce our cellulosic gasoline, diesel and fuel oil in commercial volumes; the ability of our Columbus facility, which is in an idle state, to satisfy the commercial requirements under offtake agreements relating to the sale of cellulosic gasoline, diesel and fuel oil when we restart the facility; the ability of our Columbus facility to produce fuel on time and at expected yields; changes to the existing governmental policies and initiatives relating to renewable fuels; and our ability to obtain and maintain intellectual property protection for our products and processes, as well as other risks and uncertainties described in “Risk Factors” in Item 1A of Part II below and in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013. Moreover, we operate in a competitive and rapidly changing environment in which new risks emerge from time to time. It is not possible for our management to predict all risks.

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

 KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$4,226	$25,117
Restricted cash	200	200
Inventories	3,069	3,526
Prepaid expenses and other current assets	2,573	1,689
Total current assets	10,068	30,532
Property, plant and equipment, net	51,554	52,300
Intangible assets, net	2,072	2,124
Other assets	644	1,094
Total assets	$64,338	$86,050

Liabilities, Convertible Preferred Stock and Stockholders' Deficit

Current liabilities:
Current portion of long-term debt	$3,750	$3,750
Accounts payable	3,937	4,125
Other accrued liabilities	8,531	8,533
Total current liabilities	16,218	16,408
Related party long-term debt with Alberta Lenders/Khosla, net of discount of $15,455 and $15,177 at March 31, 2014 and December 31, 2013, respectively	189,384	184,967
Long-term debt, less current portion, net of discount of $25,800 and $26,394 at March 31, 2014 and December 31, 2013, respectively	39,825	39,231
Other liabilities	9	37
Total liabilities	245,436	240,643

Commitments and contingencies (Note 9)
Stockholders' deficit:
Preferred stock - $0.0001 par value; 2,000,000 shares authorized at March 31, 2014 and December 31, 2013; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 250,000,000 shares authorized at March 31, 2014 and December 31, 2013; 59,874,509 and 59,189,250 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	6	6
Class B common stock, $0.0001 par value; 70,800,000 shares authorized at March 31, 2014 and December 31, 2013; 51,013,901 and 51,009,901 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	5	5
Additional paid-in capital	423,750	419,661
Deficit accumulated during the development stage	(604,859)	(574,265)
Total stockholders' deficit	(181,098)	(154,593)
Total liabilities, convertible preferred stock and stockholders' equity	$64,338	$86,050

See accompanying notes to condensed consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,		Period from July 23, 2007 (Date of Inception) through March 31,
	2014	2013	2014
	(Amounts in thousands, except per share data)
Revenues:
Product revenue	$102	$68	1,663
Renewable identification number revenue	-	3	351
Total revenues	102	71	2,014
Operating expenses:
Cost of product revenue	$9,434	$5,408	66,659
Research and development expenses	6,741	9,166	148,022
General and administrative expenses	7,416	14,676	140,082
Loss on Impairment	-	-	196,269
Total operating expenses	23,591	29,250	551,032
Loss from operations	(23,489)	(29,179)	(549,018)
Other income (expense), net:
Interest income	-	1	193
Beneficial conversion feature expense related to convertible promissory note	-	-	(10,000)
Interest expense, net of amounts capitalized	(7,105)	(2,157)	(36,273)
Foreign currency loss	-	-	(435)
Loss from change in fair value of warrant liability	-	-	(9,279)
Other expense, net	(7,105)	(2,156)	(55,794)
Loss before income taxes	(30,594)	(31,335)	(604,812)
Income tax expense:
Income tax expenses - current	-	-	(47)
Net loss	$(30,594)	$(31,335)	$(604,859)
Net loss per share of Class A commonstock, basic and diluted	$(0.28)	$(0.30)
Net loss per share of Class B commonstock, basic and diluted	$(0.28)	$(0.30)
Weighted-average Class A and B common shares outstanding, basic and diluted	110,378	105,572
Other comprehensive loss:
Other comprehensive loss	-	-	-
Comprehensive loss	$(30,594)	$(31,335)	$(604,859)

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

See accompanying notes to condensed consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (continued)

(Amounts in thousands, except per share data)

(Unaudited)

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock, formerly common stock		Addt'l	Deficit Accum	Acc. Other	Total
	Shrs	$	Shrs	$	Shrs	$	Paid-in- Capital	During the Dev. Stage	Comp. Income	Stockholders' Deficit
Balance at December 31, 2013	-	$-	59,189	$6	51,010	$5	$419,661	$(574,265)	$-	$(154,593)
Common Stock Issued - Restricted	-	-	514	-	-	-	-	-	-	-
Common Stock Issued - Public	-	-	-	-	-	-	-	-	-	-
Stock Based Compensation - Options	-	-	-	-	-	-	447	-	-	447
Stock Based Compensation - Restricted	-	-	-	-	-	-	1,702	-	-	1,702
Stock Options/Warrants Exercised	-	-	-	-	175	-	15	-	-	15
Shares converted from	-	-	-	-	-	-	-	-	-	-
class B to class A	-	-	171	-	(171)	-	-	-	-	-
Issuance of warrants on common stock	-	-	-	-	-	-	1,925	-	-	1,925
Net loss	-	-	-	-	-	-	-	(30,594)	-	(30,594)
Balance at March 31, 2014	-	$-	59,874	$6	51,014	$5	$423,750	$(604,859)	$-	$(181,098)

See accompanying notes to condensed consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,		Period from July 23, 2007 (Date of Inception) through March 31,
	2014	2013	2014
	(Amounts in thousands)
Cash flows from operating activities
Net loss	$(30,594)	$(31,335)	$(604,859)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	824	1,593	19,605
Stock-based compensation	2,149	3,726	34,987
Non cash compensation from warrants issued on common stock	-	-	298
Beneficial conversion feature	-	-	10,000
Derivative fair value adjustments	-	-	9,279
Loss on impairment	-	-	196,269
Accrued interest	4,028	1,198	19,368
Amortization of debt discount	3,073	948	15,259
Non cash equity bonus	-	-	133
Amortization of prepaid insurance	670	591	4,739
Changes in operating assets and liabilities
Inventories	457	383	(3,069)
Prepaid expenses and other current assets	(1,216)	(975)	(5,892)
Accounts payable	(171)	(937)	1,576
Accrued liabilities	(951)	(708)	5,216
Net cash used in operating activities	$(21,731)	$(25,516)	$(297,091)

Cash flows from investing activities
Purchases of property, plant and equipment	$(43)	$(4,781)	$(270,973)
Purchases of intangible assets	-	-	(727)
Restricted cash	-	-	(200)
Net cash used in investing activities	$(43)	$(4,781)	$(271,900)

Cash flows from financing activities

Proceeds from issuance of convertible promissory note to stockholder	$-	$-	$15,000
Proceeds from equipment loans	-	-	6,000
Payments on equipment loans	-	(437)	(6,415)
Proceeds from business loans	-	-	7,000
Payments on business loans	-	-	(7,478)
Payments on Mississippi Development Authority loan	-	-	(5,625)
Proceeds from stock option exercises / warrants	15	48	2,528
Proceeds from issuance of Series A convertible preferred stock	-	-	4,360
Proceeds from issuance of Series A-1 convertible preferred stock	-	-	10,024
Proceeds from issuance of Series B convertible preferred stock	-	-	95,000
Proceeds from issuance of Series C convertible preferred stock	-	-	55,000
Proceeds from issuance of common stock in initial public offering, net of offering costs	-	-	148,644
Borrowings under the Mississippi Development Authority loan	-	-	75,000
Borrowings under the Alberta Lenders/Khosla term loan	-	-	75,000
Debt issuance costs	-	-	(1,624)
Financing of insurance premium	1,155	910	2,801
Payments on Financed Insurance Premium	(287)	-	(1,916)
Proceeds from Khosla Revolver	-	-	50,000
Proceeds from Sr. Convertible Note	-	-	42,500
Proceeds from Gates Stock Purchase Agreement	-	-	7,500
Net cash provided by financing activities	$883	$521	$573,299

Effect of exchange rate on cash and cash equivalents	-	-	(82)

Net increase (decrease) in cash and cash equivalents	(20,891)	(29,776)	4,226
Cash and cash equivalents
Beginning of period	25,117	40,887	0
End of period	$4,226	$11,111	$4,226

See accompanying notes to condensed consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Noncash investing and financing activities
Change in accrued purchase of property, plant and equipment	$-	$-
Debt discount amortization	$-	$1,586
Capitalization of paid-in-kind interest	$-	$2,349
Issuance of warrants in connection with Alberta Lenders/Khosla term loan	$1,925	$5,047
Paid-in-Kind Interest	$3,974	$-
Accrued fees payable	$-	$100

See accompanying notes to condensed consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Notes to Consolidated Financial Statements

(Unaudited)

1.	Organization and Operations of the Company

Organization

 KiOR, Inc., a Delaware corporation (the “Company”), is a next-generation renewable fuels company based in Houston, Texas. The Company was incorporated and commenced operations in July 2007 as a joint venture between Khosla Ventures, LLC (“Khosla Ventures”), an investment partnership, and BIOeCON B.V.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary KiOR Columbus, LLC (“KiOR Columbus”), which was formed on October 6, 2010.

Nature of Business

The Company has developed a proprietary catalytic process that allows it to produce cellulosic gasoline and diesel from abundant, lignocellulosic biomass. The Company’s cellulosic gasoline and diesel are true hydrocarbon fuels which are similar to their traditional petroleum-based counterparts, and yet the Company estimates they will result in over 60% less life cycle greenhouse gas emissions.

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

The Company has encountered several significant difficulties to date at its Columbus facility because of structural bottlenecks, reliability and mechanical issues, and catalyst performance.

In January 2014, the Company elected to suspend operations at its Columbus facility in order to attempt to complete a series of optimization projects and upgrades that are targeted at improving throughput, yield and overall process efficiency and reliability. In terms of throughput, the Company experienced issues with structural design bottlenecks and reliability that have limited the amount of wood that it can introduce to its BFCC system. These issues have caused the Columbus facility to run significantly below its nameplate capacity for biomass of 500 bone dry tons per day and limited the Company’s ability to produce cellulosic gasoline and diesel. The Company has identified changes to the BFCC, hydrotreater and wood yard that it believes would improve the throughput performance of the Columbus facility. In terms of yield, the Company has identified additional enhancements that it believes would improve the overall yield of transportation fuels from each ton of biomass from the Columbus facility, which has been lower than expected due to a delay in introducing its new generation of catalyst to the facility and mechanical failures impeding desired chemical reactions in the BFCC reactor. In terms of overall process efficiency and reliability, the Company has previously generated products with an unfavorable mix that includes higher percentages of fuel oil and off specification product. Products with higher percentages of fuel oil result in lower product and RIN (as defined below) revenue and higher overall costs. The Company has identified changes that it believes would improve its processes and increase reliability and on-stream percentage throughout its Columbus facility. The Company also believes it can reduce operating costs by, among other things, decreasing natural gas consumption by the facility. The implementation of any such optimization projects is subject to the Company’s ability to raise additional working capital.

While the Company has completed some of these projects and upgrades, it has elected to suspend all optimization work and bring the Columbus facility to a safe, idle state, which the Company believes will enable it to restart the facility upon the achievement of additional research and development milestones and if it is able to raise addiitonal working capital.

Development Stage Enterprise

Since inception, the Company has generated significant losses. As of March 31, 2014, the Company had an accumulated deficit of $604.9 million, and it expects to continue to incur operating losses until it has constructed its first standard commercial production facility and it is operational. The Company expects to incur additional costs and expenses related to research and development, optimization projects and upgrades at its Columbus facility, and other overhead and operating costs. The Company expects to have little to no revenue in 2014, unless and until it restarts the Columbus facility. The Company will need to raise additional funds to continue its operations, restart its Columbus facility, build its next commercial production facility and subsequent facilities, continue the development of its technology and products, commercialize any products resulting from its research and development efforts, and satisfy its debt service obligations.

Going Concern and Liquidity

The Company must raise capital in one or more external equity and/or debt financings to fund the cash requirements of its ongoing operations for the next twelve months from March 31, 2014. In addition, it must raise substantial additional capital to fund its next commercial production facility. On March 31, 2014, the Company entered into a Senior Secured Promissory Note and Warrant Purchase Agreement (the “2014 Note Purchase Agreement”) with KFT Trust, Vinod Khosla, Trustee, (“Khosla”) and Khosla in its capacity as agent for Khosla. The 2014 Note Purchase Agreement contemplates multiple tranches of financing of up to $25 million. However, even with this new source of financing, the lack of any additional committed near term sources of financing raises substantial doubt about the Company’s ability to continue as a going concern. Commercialization of the Company’s technology will also require significant capital and other expenditures, including costs related to: (i) ongoing efforts to achieve steady-state operations, (ii) a series of optimization projects and upgrades at its Columbus facility and (iii) the construction of its next commercial production facility, all of which will also require it to raise significant amounts of additional capital.

As discussed in Note 7 – Long-Term Debt, the first tranche of the 2014 Note Purchase Agreement resulted in borrowings of $5 million. Additional borrowings under the 2014 Notes Purchase Agreement are subject to the achievement of performance milestones. The performance milestones require (i) the Company to demonstrate that it has made material progress in implementing its business, financial, operational and technology plans, (ii) the Company to demonstrate that there is a likelihood of eventual commercial success of the Company’s business plan when considered in light of both internal and external factors, including without limitation, market conditions, costs, competitive developments and an ability to secure financing for the Company and (iii) Khosla to believe that the purchase of additional notes is appropriate for the Company to continue its operations.

As of March 31, 2014, the Company has suspended all optimization projects in order to bring the Columbus facility to a safe, idle state and has not demonstrated any additional research and development progress or any demonstrable progress towards achieving its financing performance milestones. The Company does not believe it can restart the Columbus facility on an economically viable basis at this time and therefore cannot be certain as to whether it will be able to successfully secure additional financing or the ultimate timing of such additional financing. In addition, even if the Company meets the first two performance milestones described above, Khosla must determine, in its sole discretion, that the purchase of additional notes is appropriate for the Company to continue its operations before the Company can make additional borrowings under the 2014 Note Purchase Agreement.

If the Company successfully achieves its performance milestones that allow it to receive the full amount under the 2014 Note Purchase Agreement in the near term, it expects to be able to fund its operations and meet its obligations until approximately August 31, 2014, but will need to raise additional funds to continue its operations beyond that date. If the Company is not successful in achieving its performance milestones or if it is otherwise unable to raise additional funds beyond approximately August 31, 2014, the Company will not have adequate liquidity to fund its operations and meet its obligations (including its debt payment obligations), in which case it will likely be forced to voluntarily seek protection under the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy may be filed against the Company). Even if the Company is able to achieve such performance milestones or secure any additional financing, any investment may require significant changes to the Company’s current business structure, including, but not limited to: a change in the focus of its business; suspension of some or all of its operations; delaying or scaling back its business plan, including its research and development programs; reductions in headcount, overhead and other operating costs; and the longer-term or permanent closing of its Columbus facility, each of which would have a material adverse effect on its business, prospects and financial condition.

On October 18, 2013, the Company entered into a Senior Secured Convertible Promissory Note Purchase Agreement that was amended on October 20, 2013 and March 31, 2014 (the “October 2013 Note Purchase Agreement”) with Khosla Ventures III, LP (“KV III”), Khosla and VNK Management, LLC (“VNK” and, collectively with Khosla and KV III, the “Purchasers”) and KV III in its capacity as agent for the Purchasers. Also, on October 18, 2013, the Company entered into a Class A Common Stock Purchase Agreement (the “Stock Purchase Agreement”) with Gates Ventures, LLC (“Gates”) to purchase shares of the Company’s Class A Common Stock (such shares of Class A Common Stock, the “Gates Shares”).

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

As of March 31, 2014, the Company had cash and cash equivalents of $4.2 million. As of April 30, 2014 the Company had cash and cash equivalents of $3.3 million.

The Company’s material liquidity needs over the next twelve months from April 30, 2014 consist of the following:

•

Funding the Company’s research and development and overhead costs, which it expects to be approximately $35 million. The Company does not expect to generate sufficient revenue from the sale of its cellulosic fuel to allow it to fund these costs from internally generated cash from operations until the Company constructs its first standard commercial production facility and it is operational.

•

Funding the Company’s debt service costs, which it expects to be approximately $3.8 million, assuming it continues to elect to pay-in-kind interest due under the Loan and Security Agreement (as defined below).

•

Funding the current operating costs to maintain the Columbus facility in near ready startup mode, which the Company expects to be approximately $16 million. The Company expects to have a little to no revenue from its Columbus facility over the next 12 months, unless and until it restarts the facility.

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

For example, the Company’s loan agreement with the Mississippi Development Authority requires semiannual payments on June 30 and December 31 each year. The Mississippi Development Authority (the “MDA”) requires certain investments in property, plant and equipment and certain expenditures for wages and direct local purchases, both of which the Company does not expect to satisfy by the requisite deadlines if the Columbus facility is not operating during 2014. If an event of default occurs and is continuing, the Mississippi Development Authority may accelerate amounts due under the loan agreement, which is secured by certain equipment, land and buildings of KiOR Columbus.

Furthermore, there are cross-default provisions in certain of the Company’s existing debt instruments such that an event of default under one agreement or instrument could result in an event of default under another. If an event of default resulted in the acceleration of all of its payment obligations under its debt instruments as of April 30, 2014, it would be required to pay its lenders an aggregate of $287.4 million. In the event of an acceleration of amounts due under its debt instruments as a result of an event of default, the Company will not have sufficient funds and does not expect to be able to arrange for additional financing to repay its indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interests in the collateral securing such indebtedness. The Company’s failure to obtain additional external financing to fund its cash requirements would further cause noncompliance with its existing debt covenants which would have a material adverse effect on its business, prospects and financial condition. In addition, any new financing will require the consent of the Company’s existing debt holders and may require the restructuring of the Company’s existing debt.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to these rules and regulations. In the opinion of the Company, these financial statements contain all adjustments necessary to present fairly its financial position, results of operations, and changes in cash flows for the periods presented. All such adjustments represent normal recurring items, except as noted herein. These condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2014. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The unaudited interim condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiary.

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

Restricted Cash—Compensating Balances

The Company had restricted cash of $200,000 at March 31, 2014. The restricted cash relates to credit cards issued to the Company. Under the terms of this arrangement, the Company is required to maintain with the issuing bank a compensating balance, restricted as to use, of $200,000. Restricted cash is presented as a current asset as it relates to outstanding credit card balances that are presented as a current liability.

Common Stock Warrants

The Company estimates the fair value of its common stock warrants using the Black-Scholes option-pricing model. The risk-free interest rate was based on the market yield currently available on United States Treasury securities with maturities approximately equal to the warrant’s expected term. Expected term represents the period that the Company’s common stock warrants are expected to be outstanding. In the case of the common stock warrants issued under the Loan and Security Agreement and 2014 Note Purchase Agreement, the warrants generally have a term of seven years. The expected volatility was based on the historical stock volatilities of several comparable publicly-traded companies over a period equal to the expected terms of the warrants, as the Company does not have a long trading history to use to estimate the volatility of its own common stock. The Company’s expected dividend yield was assumed to be zero as it has not paid, and does not anticipate paying, cash dividends on its shares of common stock.

The Company will continue to use judgment in evaluating the expected volatility, expected term, and dividend rate related to its common stock warrants on a prospective basis and incorporating these factors into its warrant-valuation model.

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

The following table presents the calculation of historical basic and diluted net loss per share of common stock attributable to the Company’s common stockholders:

	Three Months Ended March 31,
	2014	2013
Net loss per share:
Numerator:

Net loss attributable to Class A common stockholders – basic and diluted	$(16,455)	$(15,646)
Net loss attributable to Class B common stockholders – basic and diluted	(14,139)	(15,689)
Net loss attributable to Class A common stockholders and
Class B common stock holders – basic and diluted	$(30,594)	$(31,335)

Denominator:
Weighted-average Class A common shares used in computing net loss per share of Class A common stock — basic and diluted	59,365	52,716
Weighted-average Class B common shares used in computingnet loss per share of Class B common stock — basic and diluted	51,013	52,856

Weighted-average Class A common stock and Class B common stock – basic and diluted	110,378	105,572

Net loss per share of Class A common stock — basic and diluted	$(0.28)	$(0.30)
Net loss per share of Class B common stock — basic and diluted	$(0.28)	$(0.30)

The following outstanding shares on a weighted-average basis of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2014	2013
	(Amounts in thousands)
Common stock warrants	6,471	1,695
Restricted stock awards	2,881	2,525
Stock option awards	9,465	10,800
Senior secured convertible promissory note (if converted)	33,033	-
Total	51,850	15,020

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-08 (ASU 2014-08) “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The Company is currently in the process of evaluating the impact of the adoption on our consolidated financial statements.

3.	Fair Value of Financial Instruments

The Company’s assessment of the significance of a particular input to the fair value measurement of an asset or liability in its entirety requires management to make judgments and consider factors specific to the asset or liability. As of March 31, 2014 and December 31, 2013, the Company considered cash and cash equivalents, restricted cash, accounts payable, and accrued liabilities to be representative of their fair values because of their short-term maturities.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013 by level within the fair value hierarchy.

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	3,001	-	-	3,001
Total financial assets	$3,001	$-	$-	$3,001

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	23,001	-	-	23,001
Total financial assets	$23,001	$-	$-	$23,001

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

The Company has estimated the fair value of its long-term debt obligations based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. At March 31, 2014 and December 31, 2013, the carrying value of the Alberta Lenders/Khosla (as those terms are defined below) Term Loan approximated its fair value. The following table sets forth the carrying value of the Company’s October 2013 Note Purchase Agreement and MDA loan (the “MDA Loan”) and their associated estimated fair values at March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
Issuance	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Amounts in thousands)		(Amounts in thousands)
October 2013 Note Purchase Agreement	88,697	52,505	88,408	51,124
MDA loan	43,575	46,303	42,981	44,269

The Company’s assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets and intangible assets. These items are recognized at fair value when they are considered to be impaired. At March 31, 2014, there were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis. For the year ended December 31, 2013, the company’s long-lived assets were written down to a fair value of $52.3 million, resulting in an impairment charge of $196.3 million using Level 3 inputs.

4. Balance Sheet Components

Inventories consist of the following:

	March 31, 2014	December 31, 2013
	(Amounts in thousands)
Raw materials	$1,889	$2,040
Work in process	17	72
Finished goods	152	441
Stores, supplies, and other	1,011	973
Total Inventories	$3,069	$3,526

Other accrued liabilities consist of the following:

	March 31, 2014	December 31, 2013
	(Amounts in thousands)
Accrued interest expense	$1,405	$1,351
Accrued vacation	1,065	976
Accrued property taxes	470	1,587
Accrued Mississippi franchise taxes	1,727	2,122
Accrued utilities	192	949
Accrued legal fees	1,062	134
Other	2,610	1,414
Total Accrued liabilities	$8,531	$8,533

5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2014	December 31, 2013
	(Amounts in thousands)
Property, Plant and Equipment:
Construction in progress	$12,999	$12,973
Lab and testing equipment	5,470	5,470
Leasehold improvements	5,139	5,139
Manufacturing machinery and equipment	238,888	238,888
Computer equipment and software	1,355	1,355
Furniture and fixtures	134	134
Land	550	550
Buildings	1,666	1,666
Impairment Loss	(196,269)	(196,269)
Total property, plant and equipment	69,932	69,906
Less: accumulated depreciation	(18,378)	(17,606)
Net property, plant and equipment	$51,554	$52,300

Depreciation expense was approximately $0.8 million and $1.5 million for the three months ended March 31, 2014 and 2013, respectively.  There was no interest capitalized as of March 31, 2014.

All of the Company’s long-lived assets are located in the United States.

6.	Intangible Assets

Intangible assets consist of the following:

	March 31, 2014	December 31, 2013
	(Amounts in thousands)
Intangible Assets:
Purchased biomass conversion technology	$2,599	$2,599
Accumulated amortization	(1,097)	(1,054)
Purchased biomass conversion technology, net	1,502	1,545
Technology licenses	700	700
Accumulated amortization	(130)	(121)
Technology licenses, net	570	579
Intangible assets, net	$2,072	$2,124

7.	Long-Term Debt

Long-term debt consists of the following:

	March 31, 2014	December 31, 2013
	(Amounts in thousands)
Long-Term Debt:
Mississippi Development Authority Loan	$69,375	$69,375
Loan and Security Agreement	109,142	104,447
October 2013 Note Purchase Agreement	95,697	95,697
Less: unamortized debt discounts	(41,255)	(41,571)
Long-term debt, net of discount	232,959	227,948
Less: current portion	(3,750)	(3,750)
Long-term debt, less current portion, net of discount	$229,209	$224,198

Senior Secured Promissory Note and Warrant Purchase Agreement

On March 31, 2014, the Company entered into a Senior Secured Promissory Note and Warrant Purchase Agreement with Khosla, and Khosla in its capacity as agent for the 2014 Note Purchaser.

The 2014 Note Purchase Agreement contemplates multiple tranches of financing of up to $25 million. The first tranche, which closed on April 3, 2014, consisted of the purchase by Khosla of $5.0 million of Senior Secured Mandatorily Convertible Notes (the “2014 Notes”) in exchange for a like amount of cash. The remaining tranches consist of the sale of additional 2014 Notes (the “Additional 2014 Notes”) to the 2014 Note Purchaser in principal amounts to be mutually agreed between the 2014 Note Purchaser and the Company for a like amount of cash at the beginning of each full month following the first tranche closing, provided that in each preceding month the Company satisfactorily achieves each of the milestones set forth in Annex A to the 2014 Note Purchase Agreement. The performance milestones require (i) the Company to demonstrate that it has made material progress in implementing its business, financial, operational and technology plans, (ii) the Company to demonstrate that there is a likelihood of eventual commercial success of the Company’s business plan when considered in light of both internal and external factors, including without limitation, market conditions, costs, competitive developments and an ability to secure financing for the Company and (iii) Khosla to believe that the purchase of additional notes is appropriate for the Company to continue its operations.

Khosla, or, if additional 2014 Note Purchasers become party to the 2014 Note Purchase Agreement in the future, the 2014 Note Purchasers holding a majority of the principal amount of all then-outstanding 2014 Notes (the “Required Purchasers”) will determine in their sole discretion whether applicable milestones have been satisfied. The aggregate amount of Additional 2014 Notes that may be sold under the 2014 Note Purchase Agreement may not exceed $20 million.

The closing of the additional tranches is subject to standard conditions, including notification pursuant to the Hart-Scott-Rodino Act that any applicable waiting period has expired, receipt of any necessary approvals by governmental authorities and the satisfaction of applicable milestones.

In addition, at each closing, the Company will issue to each 2014 Note Purchaser a warrant (each, a “2014 Warrant”) exercisable for a number of shares of Class A Common Stock equal to a fraction (i) whose numerator is 10% of the principal amount of the Note issued to such 2014 Note Purchaser as such closing, and (ii) whose denominator is $0.573. The amount of shares of Class A Common Stock for which a 2014 Warrant is exercisable assumes it is not being exercised on a net issuance basis.

In connection with the initial $5 million closing on April 3, 2014, the Company issued to Khosla a 2014 Warrant to purchase an aggregate of 872,600 shares of Class A common stock of the Company at an exercise price of $0.573 per share, which was the consolidated closing bid price for the Company’s Class A common stock on March 31, 2014. The 2014 Warrant was issued as partial consideration for Khosla’s entry into the 2014 Note Purchase Agreement and will expire 7 years from the date of the grant. Each 2014 Warrant may be exercised by payment of the exercise price in cash or on a net issuance basis.

The 2014 Notes have a maturity date that may be elected by the Required Purchasers at any time after July 1, 2014, provided that the Required Purchasers provide the Company with at least 10 days advance written notice of such date and provided further that if the Required Purchasers have not provided such notice prior to March 31, 2017, then the Maturity Date shall be April 2, 2017. The 2014 Notes accrue interest at a rate of 8% per annum (the “Applicable Rate”). The Company will pay interest on the principal amount of the Note on the first day of each full calendar month, beginning on July 1, 2014, provided that such interest may be paid in kind at the Company’s election by adding the interest then due to the unpaid principal amount of the Note. The 2014 Notes are secured by liens on fixtures, personal property and other assets of the Company specified in the 2014 Note Purchase Agreement. The 2014 Notes cannot be transferred except in the event of a change in control or to a permitted transferee.

In connection with the 2014 Note Purchase Agreement, the Company must also comply with certain affirmative covenants, such as furnishing financial statements to the 2014 Note Purchasers, and negative covenants, including a limitation on (i) repurchases or redemptions of the Company’s stock, subject to certain exceptions and (ii) the incurrence of debt and the making of investments other than those permitted by the 2014 Note Purchase Agreement.

The obligations of the Company under the 2014 Note Purchase Agreement may be accelerated upon the occurrence of an event of default under the 2014 Note Purchase Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, cross-defaults and the occurrence of any material adverse effects, as defined under the 2014 Note Purchase Agreement.

Senior Secured Convertible Promissory Note Purchase Agreement

On October 18, 2013, the Company entered into the October 2013 Note Purchase Agreement with the Purchasers. The October 2013 Note Purchase Agreement was amended on October 20, 2013 and March 31, 2014, and the October 2013 Note Purchase Agreement, as amended, is described below.

The October 2013 Note Purchase Agreement contemplates two tranches of financing. The first tranche consisted of the issuance of $42.5 million of notes (the “2013 Notes”) in exchange for a like amount of cash and approximately $53.2 million of 2013 Notes in exchange for a like amount of existing indebtedness outstanding under the Loan and Security Agreement. The second tranche consists of the sale of up to $7.5 million of shares of the Company’s Class A Common Stock in exchange for a like amount of existing indebtedness equal to $25 million in principal amount, plus accrued interest and applicable fees outstanding under the Loan and Security Agreement prior to March 17, 2013. The shares of the Company’s Class A Common Stock issuable as a part of (i) the conversion of 2013 Notes in the first tranche, (ii) the second tranche and (iii) a part of the Purchaser’s option or the Company’s put option, as described below, are referred to as the “NPA Shares”.

In the first tranche, which closed on October 21, 2013, KV III and VNK purchased 2013 Notes in an aggregate amount of $42.5 million, resulting in gross proceeds to the Company of $42.5 million, and Khosla purchased 2013 Notes in an aggregate amount of approximately $53.2 million pursuant to the conversion of outstanding indebtedness owed to Khosla for loans received from Khosla from and after March 17, 2013 under the Loan and Security Agreement.

The 2013 Notes bear no interest and are convertible into shares of Class A Common Stock at a conversion price of $2.897 per share (such price, as it may be adjusted from time to time as set forth below, the “Conversion Price”), which represents a 25% premium over the average daily volume weighted average price of the Company’s Class A Common Stock for the 20 trading days ending on October 17, 2013. The Conversion Price may be decreased in the event of certain subsequent equity issuances (each, a “Dilutive Issuance”) by the Company below the Conversion Price of the 2013 Notes between the date of the first tranche closing and the earlier of (i) October 21, 2014 and (ii) the conversion of the 2013 Notes. If the Company consummates a Financing Event (as defined below) after the one year anniversary of the first tranche closing, 2013 the Notes will automatically convert simultaneous with the closing of the Financing Event. Upon the occurrence of any of the foregoing events, the principal amount of the 2013 Notes (which, for clarification, will include any interest previously paid in kind) will automatically be converted into shares of the Company’s Class A Common Stock at the then effective Conversion Price.

The $50 million borrowed from Khosla, made available under Amendment No. 1 to the Loan and Security Agreement, plus paid-in-kind interest, accrued interest and applicable fees, totals the $53.2 million indebtedness exchanged for like amount of 2013 Notes. The Company accounted for this exchange as a troubled debt restructuring as there is a significant decrease in the effective interest rate due to the stated rate changing from 16% to zero and the maturity date being extended from February 1, 2016 to February 1, 2020. There was no gain or loss recognized as a result of the exchange as the undiscounted cash flows of the $53.2 million Note exceeded the carrying value of the Loan and Security Agreement indebtedness being exchanged immediately prior to the exchange. Immediately prior to the exchange there was an unamortized discount of approximately $7.5 million against the Loan and Security Agreement indebtedness being exchanged, giving it a carrying value of approximately $45.7 million.

The $53.2 million Note plus the $42.5 million Note issued for cash, totaling $95.7 million, is the gross value of the 2013 Notes and the unamortized discount of $7.5 million will remain against the debt. The Company established a new effective interest rate to amortize the discount through February 1, 2020.

The second tranche will occur subsequent to the receipt by the Company of aggregate net cash proceeds of at least $400 million from one or more offerings, private placements or other financing transactions comprised of the issuance of 2013 Notes and NPA Shares under the October 2013 Note Purchase Agreement, a pre-approved high yield debt financing and/or the sale of Class A Common Stock (the “Project Financing Amount”). The closing of the second tranche is subject to other standard conditions. In the second tranche, KV III and VNK will purchase NPA Shares in an aggregate amount of up to $7.5 million and Khosla will purchase NPA Shares pursuant to the conversion of the amount of the indebtedness (equal to $25 million in principal amount, plus accrued interest and applicable fees) owed to Khosla under the Loan and Security Agreement for loans received from Khosla prior to March 17, 2013 under such agreement. The NPA Shares will be purchased for a price equal to the Conversion Price.

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

In the event the Company consummates sales of additional 2013 Notes (or substantially similar indebtedness) or its equity securities resulting in aggregate proceeds to the Company of $100 million or more before the put option is exercised, the put option will terminate. If the Company consummates sales of additional 2013 Notes (or substantially similar indebtedness) or its equity securities resulting in aggregate proceeds to the Company of less than $100 million before the put option is exercised, Khosla will purchase a number of shares equal to the difference (the “New Commitment”) between $100 million and the funds actually raised (the “Raised Amount”), which Raised Amount shall include the aggregate value of the 2013 Notes and the NPA Shares (other than the 2013 Notes and NPA Shares purchased by Khosla) and the Gates Shares. The New Commitment will be in lieu of the commitment to purchase $35.0 million of NPA Shares as a part of the put option as described above.

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

In connection with the October 2013 Note Purchase Agreement, the Company must also comply with certain affirmative covenants, such as furnishing financial statements to the Purchasers, and negative covenants, including a limitation on (i) repurchases or redemptions of the Company’s stock, subject to certain exceptions, (ii) the incurrence of capital expenditures in excess of $50 million prior to receipt by the Company of the Project Financing Amount and (iii) the incurrence of debt and the making of investments other than those permitted by the October 2013 Note Purchase Agreement. Furthermore, the Purchasers have a right of first offer for the offer or sale by the Company of any new securities, provided that such Purchaser beneficially owns 10% or more of the NPA Shares issued to the Purchaser under the October 2013 Note Purchase Agreement at the time of such offer or sale. Amendment No. 2 to the October 2013 Note Purchase Agreement provided for, among other things, the 2014 Notes to be deemed permitted indebtedness and the liens securing the 2014 Notes to be permitted liens under the October 2013 Note Purchase Agreement.

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

The shares of Class A Common Stock issuable upon conversion of the Notes were not transferrable for 6 months following the closing of the first tranche, subject to exceptions for transfers to permitted transferees specified in the October 2013 Note Purchase Agreement. Any permitted transferees must agree to be bound by the terms and conditions of the October 2013 Note Purchase Agreement, including with respect to the limitations on transfer of the securities such permitted transferee receives. The Notes cannot be transferred except in the event of a change in control or to a permitted transferee.

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

In March 2013, the Company entered into Amendment No. 1 to the agreement, which, among other things, (i) increased the amount available under the facility by $50 million, which the Company borrowed in full and which was subsequently converted (along with accrued interest) into notes issued under the Company’s October 2013 Note Purchase Agreement described above, (ii) replaced the requirement to make installment payments of principal with a single balloon payment at maturity and (iii) allowed the Company to elect payment of paid-in-kind interest throughout the term of the loan.

In connection with the amendment described above, the Company agreed to pay the Alberta Lenders $100,000 for costs and expenses and agreed to issue certain warrants as described below.

In October 2013, the Company entered into Amendment No. 2 to the Loan and Security Agreement (“Amendment No. 2”) to modify the terms pursuant to which the obligations under the Loan and Security Agreement will convert to high yield debt and equity, as applicable, to require the conversion upon a project financing event of $400 million, including the issuance of equity and high yield debt on certain terms and conditions.

In March 2014, the Company entered into Amendment No. 3 to the Loan and Security Agreement (as amended by Amendment No. 1, Amendment No. 2 and Amendment No. 3, the “Loan and Security Agreement”) to clarify that the secured obligations under the Loan and Security Agreement are subordinate to the 2013 Notes and 2014 Notes.

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

The Company also agreed to pay the Lenders an end of term charge equal to 9% of the aggregate amount of all advances made plus all interest paid-in-kind (instead of cash interest) upon the earlier to occur of the maturity of the Loan Advance, prepayment in full of the Loan Advance, or when the Loan Advance becomes due and payable upon acceleration. The Company is amortizing the end of charge term to interest expense and increasing the liability for the end of term charge over the life of the loan. The Company had amortized approximately $5.8 million as of March 31, 2014, which is included in the principal balance of the loan.

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

In partial consideration for Amendment No. 1 to the Loan and Security Agreement described above, the Company issued the Lenders warrants to purchase an aggregate of 619,867 shares of the Company’s Class A common stock for an exercise price per share of $5.71 (each an “ATM Warrant”). In addition, on the first day of each subsequent 12 month period, the Company has agreed to grant to the Lenders additional shares under their respective ATM Warrants equal to (i) 3.75% of the average principal balance of the Loan Advance as of the last calendar day of each of the 12 months for such 12 month period payable to such Lender as of the last calendar day of each 12 month period, divided by (ii) 100% of the volume-weighted average closing market price per share of its Class A Common Stock over the 20 consecutive trading days ending on, but excluding, the day of grant (the “Average Market Price”). As such, on March 18, 2014 the Company issued the Lenders ATM Warrants to purchase an aggregate of 3,032,406 shares of its Class A common stock for an exercise price of $1.37. The ATM Warrants expire on August 3, 2020. As the Company borrowed additional amounts under the Loan and Security Agreement and the principal balance increased, the Company issued additional shares under its ATM Warrants. In connection with the additional $50 million borrowed from Khosla, the Company issued to Khosla an ATM Warrant to purchase 480,123 shares of its Class A Common Stock at exercise prices ranging from $3.10 per share to $5.06 per share. The ATM Warrants issued to Khosla will not be exercisable until the ATM Warrant issuances have been approved by the Company’s stockholders. Khosla Ventures controls a majority of the voting power of the Company’s outstanding common stock and would therefore also control any such approval vote.

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

The number of shares of the Company’s Class A common stock underlying the Subsequent PIK Warrants (assuming no net issuance) is an amount equal to 18% of the amount of interest paid-in-kind payable over the following 12 months divided by the Average Market Price. The Subsequent PIK Warrants expire on August 3, 2020. The Company elected to pay-in-kind interest over the 12 months following April 1, 2013. As such, in connection with closing Amendment No. 1, the Company issued the Lenders Subsequent PIK Warrants to purchase an aggregate of 478,626 shares of the Company’s Class A common stock for an exercise price per share of $5.71. In connection with the additional $50 million borrowed from Khosla, the Company issued to Khosla a Subsequent PIK Warrant to purchase 377,238 shares of its Class A Common Stock at exercise prices ranging from $3.10 per share to $5.06 per share. The Subsequent PIK Warrants issued to Khosla will not be exercisable until the Subsequent PIK Warrant issuances have been approved by the Company’s stockholders, which vote is controlled by Khosla Ventures. The paid-in-kind interest increased the Loan Advance balance by $28.4 million from inception of the loan to March 31, 2014.

The Company has elected to pay-in-kind interest over the 12 months following April 1, 2014. As such, on March 18, 2014 the Company issued the Lenders Subsequent PIK Warrants to purchase an aggregate of 2,342,471 shares of its Class A common stock for an exercise price per share of $1.37.

The number of shares for which each PIK Warrant, Subsequent Drawdown Warrant and ATM Warrant is exercisable and the associated exercise price is subject to certain anti-dilution adjustments. Each PIK Warrant, Subsequent Drawdown Warrant and ATM Warrant may be exercised by payment of the exercise price in cash or on a net issuance basis. The Initial Warrants, the PIK Warrants, the Subsequent Drawdown Warrants and the ATM Warrants obligate the Company to file a registration statement on Form S-3 covering the resale of such warrants and the shares of the Company’s Class A common stock issuable upon exercise of such warrants. Subsequent PIK Warrants, Subsequent Drawdown Warrants and ATM Warrants issued by the Company in connection with Amendment No. 1 required the Company to register the resale of such warrants and the shares underlying such warrants on a registration statement on Form S-3 by April 21, 2014 or else be subject to the liquidated damages described below. In connection with Amendment No. 3 to the Loan and Security Agreement, the Lenders agreed to waive (the “Waiver”) the Company’s compliance with any requirement to register the Warrant Agreements, the Additional Warrant Agreements, the Post-First Amendment Additional Warrant Agreements, the ATM Warrant Agreements and all shares of Class A Common Stock issued or issuable upon exercise thereof on Form S-3, as well as any liquidated damages owed to the Lenders as a result of such failure to register the above-referenced warrants and shares on Form S-3. The Waiver applies from the original date of issuance of the warrants until and through January 21, 2015.

If a registration statement is not declared effective on or prior to January 21, 2015 (the “Registration Deadline”), or if the registration statement has been declared effective but has been suspended, the Company will pay to the warrantholder liquidated damages. The liquidated damages payable are an amount equal to the product of (i) the aggregate exercise price of the warrant and the warrant shares then held by the warrantholder, which are not able to be sold pursuant to a registration statement for the reasons previously described (the “Aggregate Share Price”), multiplied by (ii) one and one-half hundredths (.015), for each 30 day period, (A) after the Registration Deadline and prior to the date the registration statement is declared effective by the SEC, and (B) during which sales of any warrants or warrant shares covered by a registration statement cannot be made pursuant to any such registration statement after the registration statement has been declared effective, subject to limited exceptions. The liquidated damages are payable in cash within five trading days after the end of each 30 day period that gives rise to the payment obligation, but are limited to 25% of the Aggregate Share Price paid by (or to be paid by) a warrantholder for its warrant shares.

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

The Company is a parent guarantor for the payment of the outstanding balance under the loan. In addition, unless it obtains near term additional financing, the Company does not expect to have sufficient funds available to make its payment to the MDA due on June 30, 2014. If an event of default occurs and is continuing, the MDA may accelerate amounts due under the loan agreement. The loan is secured by certain equipment, land and buildings of KiOR Columbus.

In 2011, the Company received all $75.0 million under the MDA Loan to reimburse the Company for expenses incurred on the construction of its initial-scale commercial production facility located in Columbus, Mississippi. As of March 31, 2014, borrowings of approximately $69.4 million under the MDA Loan were outstanding.

The non-interest bearing component of the MDA Loan was estimated to be approximately $32.2 million, which is recorded as a discount on the MDA Loan and a reduction of the capitalized cost of the related assets for which the Company was reimbursed in the same amount. The loan discount is recognized as interest expense, subject to interest capitalization during the construction phase, using the effective interest method. As of March 31, 2014, $6.4 million of the loan discount had been recognized as interest expense and subsequently capitalized to the extent allowed.

Interest expense

For the three months ended March 31, 2014 and 2013, interest expense incurred was $7.1 million and $6.0 million, respectively, of which zero and approximately $3.8 million, respectively, was capitalized.

8.	Income Taxes

The effective tax rate for the three months ended March 31, 2014 and 2013 was 0%.

At March 31, 2014, the Company had a net federal income tax net operating loss (“NOL”) carryforward balance of $89.9 million. If unused, the net operating loss carryforwards begin expiring in 2028. The Company has a full valuation allowance for its net deferred tax assets because the Company has incurred losses since inception. Certain changes in the ownership of the Company could result in limitations on the Company’s ability to utilize the federal net operating loss carryforwards. The Company has incurred overall net windfalls as a result of the difference between the book and tax deductions for restricted stock. Since the Company is in a taxable loss position for 2014 and cannot carry back the NOL to generate a cash tax refund, the benefit of the excess tax deduction has not been recorded to additional paid-in capital in the financial statements. In addition, a deferred tax asset for the net operating loss created by the windfall has not been recorded. The estimated net suspended NOL at March 31, 2014 is $4.7 million.

The Company’s only taxing jurisdictions are the United States, Texas, and Mississippi. The Company’s tax years 2010 to present remain open for federal examination.

9.	Commitments and Contingencies

Litigation

From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of business.

On August 20, 2013, Michael Berry, a purported purchaser of the Company’s common stock, filed a complaint in the United States District Court for the Southern District of Texas against the Company, its Chief Executive Officer, and its former Chief Financial Officer, captioned Michael Berry v. KiOR, Inc., Fred Cannon, and John Karnes. The plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act. The plaintiff sought to represent a class of purchasers of the Company’s securities from August 14, 2012 to August 7, 2013, and alleged that during this period the market price of the Company’s common stock was artificially inflated by allegedly false or misleading statements principally concerning the timing of projected biofuel production levels at the Company’s Columbus, Mississippi facility. On October 21, 2013, two other purported purchasers of the Company’s common stock, Sharon Kegerreis and Dave Carlton, filed motions to be appointed as lead plaintiffs in connection with this putative class action and to have their attorneys approved as lead counsel. Mr. Berry did not file a motion to be appointed as lead plaintiff. On November 25, 2013, Sharon Kegerreis and Dave Carlton were appointed Lead Plaintiffs and their selection of co-lead counsel was approved by the Court. Lead Plaintiffs then filed an amended class action complaint on January 27, 2014, alleging the Exchange Act and Rule 10b-5 violations of the original complaint and seeking to represent a class of purchasers of the Company’s securities from August 14, 2012 to January 8, 2014. Lead Plaintiffs seek compensatory damages in favor of all members of the class, as well as attorneys’ fees and litigation costs. On March 25, 2014, the defendants moved to dismiss the amended complaint on grounds that it failed to satisfy the pleading requirements of the Private Securities Litigation Reform Act. Lead Plaintiffs are expected to file a response to this motion on May 26, 2014, to which the defendants will thereafter respond. The Court has scheduled oral argument on the defendants’ motion for September 3, 2014.

On December 12, 2013, Gary Gedig, a purported purchaser of the Company’s common stock, filed a shareholder derivative complaint in the United States District Court for the Southern District of Texas, allegedly on behalf of the Company, against the Company, its Chief Executive Officer, its former Chief Financial Officer, and some of its outside directors. This purported derivative action is captioned Gary Gedig v. Fred Cannon, John Karnes, Samir Kaul, David Paterson, William Roach, and Gary Whitlock. Plaintiff alleges breach of fiduciary duties in connection with allegedly false or misleading statements about the progress at the Company’s Columbus, Mississippi facility and the timing of projected biofuel production levels. Plaintiff seeks corporate governance changes, damages, disgorgement, and restitution from defendants in favor of the Company, and attorneys’ fees and litigation costs. On February 21, 2014, the defendants moved to dismiss the complaint on grounds that Plaintiff failed to plead demand futility and that the complaint fails to state a claim upon which relief can be granted. On February 25, 2014, the case was transferred to the Honorable Lee Rosenthal, before whom the Berry putative class action is pending. On April 11, 2014, Plaintiff filed an opposition to the motions to dismiss, to which the defendants filed reply briefs on April 25, 2014. The Court has not indicated whether it will hear oral argument before deciding the defendants’ dismissal motions.

The Company denies any allegations of wrongdoing and intends to vigorously defend against these lawsuits. However, there is no assurance the Company will be successful in its defenses or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of these actions. Moreover, the Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time, however a finding against the Company could have a material adverse effect on its financial condition.

On January 28, 2014, the SEC served the Company with a subpoena, pursuant to a formal order of investigation, seeking documents about, among other subject matters, the progress at its Columbus facility and the timing of projected biofuel production levels. The Company is committed to cooperating with the SEC and has been responding to the subpoena request. It is not possible at this time to predict the outcome of the SEC investigation, including whether or when any proceedings might be initiated, when these matters may be resolved or what, if any, penalties or other remedies may be imposed.

On March 10, 2104, the United States Department of Labor (“DOL”) served the Company with notice that a complaint had been filed with the DOL by a former employee. The Complainant alleges violations of the Corporate and Criminal Fraud Accountability Act of 2002 (Title VIII of the Sarbanes-Oxley Act) in connection with the Company’s termination of his employment on January 20, 2014, and seeks back pay, front pay, lost benefits, compensatory damages, litigation costs, and attorneys’ fees. On April 21, 2014, the Company filed its response to the complaint. The Company denies any allegations of wrongdoing in the employee’s termination. The Company intends to fully cooperate with the DOL investigation. It is not possible at this time to predict the outcome of the DOL investigation, including whether or when any proceedings might be initiated, when these matters may be resolved or what, if any, penalties or other remedies may be imposed.

Except for the matters described above, the Company is not a party to any material litigation or proceeding and are not aware of any material litigation or proceeding pending or threatened against us.

Commitments under the Mississippi Development Authority Loan

Under the MDA Loan agreement, KiOR Columbus committed to make specified investments within Mississippi by December 31, 2015, including an aggregate $500.0 million investment in property, plant and equipment located in Mississippi and expenditures for wages and direct local purchases totaling $85.0 million. Based on its current estimates, the Company believes that it will be unable to meet the specified investment requirement in property, plant and equipment under its MDA Loan and if the Columbus facility is not operating during 2014, it expects it will be unable to meet the specified expenditures for wages and direct local purchases. Failure to meet these requirements would constitute a default under its MDA Loan. Any defaults under its MDA Loan could, in turn, result in cross defaults under its other loan facilities. The Company is a parent guarantor for the payment of the outstanding balance under the loan. As of March 31, 2014, KiOR Columbus had $69.4 million in outstanding borrowings under the loan, which are guaranteed by the Company.

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

On October 18, 2013 the Company entered into the October 2013 Note Purchase Agreement with the Purchasers. The October 2013 Note Purchase Agreement was amended on October 20, 2013 and March 31, 2014. In the as amended agreement KV III, VNK and Khosla purchased an aggregate combined total of $95.7 million of Notes in exchange for cash and the conversion of a portion of the Company’s outstanding indebtedness.

In March 2014, the Company entered into Amendment No. 3 to the Loan and Security Agreement to clarify that the secured obligations under the Loan and Security Agreement are subordinate to the Company’s obligations under the 2013 Notes and 2014 Notes.

On March 31, 2014, the Company entered into the 2014 Note Purchase Agreement with the 2014 Note Purchaser. The 2014 Note Purchase Agreement contemplates multiple tranches of financing of up to $25 million. The first tranche, which closed on April 3, 2014, consisted of the purchase by Khosla of $5.0 million in 2014 Notes in exchange for a like amount of cash.

See Note 7 – Long-Term Debt for a description of the loans. The Alberta Lenders, Khosla, KV III and VNK are beneficial owners of more than 5% of the Company’s common stock.

11.	Stockholders’ Equity

Common Stock Warrants Outstanding

Warrants Issued in Connection with Equipment Loans

In connection with Equipment Loan #2, the Company issued warrants to purchase 16,998 shares of the Company’s Series B convertible preferred stock at an exercise price of $2.941 per share. The warrants are exercisable upon issuance and expire ten years from the issuance date. Upon the close of the Company’s initial public offering on June 29, 2011, warrants to purchase 16,998 shares of Series B convertible preferred stock automatically converted into warrants to purchase an equivalent number of Class A common stock. Warrants issued in connection with Equipment Loan #2 were still outstanding as of March 31, 2014.

Warrants Issued in Connection with Amendments of Equipment and Business Loan

In connection with the amendment to Equipment Loan #1 and the Company’s January 27, 2010 business loan agreement with Lighthouse Capital Partners VI, L.P. and Leader Lending, LLC (the “Business Loan”) in February 2011 and April 2011, the Company agreed to issue warrants to purchase $300,000 of securities issued in a next-round equity financing, which resulted in the Company issuing warrants to purchase 61,200 shares of Series C convertible preferred stock at an exercise price of $4.902 per share. Upon the close of the initial public offering on June 29, 2011, warrants to purchase 61,200 shares of Series C convertible preferred stock automatically converted into warrants to purchase 25,000 shares of Class A common stock using a conversion price of 80% of the price per share in the Company’s initial public offering. Warrants issued in connection with amendments to Equipment Loan #1 and the Company’s Business Loan were still outstanding as of March 31, 2014.

Warrants Issued in Connection with Alberta Lenders/Khosla Term Loan

Please see Note 7 – Long-Term Debt for a discussion of warrants issued under the Alberta Lenders/Khosla Term Loan prior to our first quarter ended March 31, 2014. On March 18, 2014, the Company issued the Lenders ATM Warrants and Subsequent PIK Warrants to purchase an aggregate of 5,374,877 shares of its Class A common stock for an exercise price of $1.37. The table below shows warrants issued and assumptions used to value the warrants during the three months ended March 31, 2014:

March 18, 2014
Shares issuable	5,374,877
Stock price	$0.65
Exercise price	$1.37
Expected volatility	75.00%
Risk-free interest rate	2.01%
Dividend yield	-
Expected term (in years)	6.5
Fair value	$0.36

The warrants may be exercised by payment of the exercise price in cash or on a net issuance basis. All warrants issued pursuant to the Loan and Security Agreement were outstanding as of March 31, 2014. The following warrant activity occurred for the warrants issued in connection with the Loan and Security Agreement and 2014 Note Purchase Agreement:

Warrant Holder	Type of Warrant	Shares underlying warrants issued as of December 31, 2013	Shares underlying warrants issued during the period ended March 31, 2014	Shares underlying warrants exercised during the period ended March 31, 2014	Shares underlying warrants outstanding at March 31, 2014
1538731 Alberta Ltd.	ATM	148,355	725,756	-	874,111
	PIK	194,693	560,631	-	755,324
	Other (1)	278,055	-	-	278,055
1538716 Alberta Ltd.	ATM	264,890	1,295,848	-	1,560,738
	PIK	347,633	1,001,016	-	1,348,649
	Other (1)	496,472	-	-	496,472
KFT Trust, Vinod Khosla, Trustee	ATM	686,745	1,010,802	-	1,697,547
	PIK	648,400	780,824	-	1,429,224
	Subsequent Drawdown Warrant	2,139,997	-	-	2,139,997
	Other (1)	387,263	-	-	387,263

(1) Other warrants consist of the initial warrants issued in connection with the Company’s entrance into the Loan and Security Agreement.

The Company determined that the warrants issuable pursuant to the Loan and Security Agreement and 2014 Note Purchase Agreement should be accounted for as equity based on the rationale that the Company does not have an obligation to transfer assets to the holders of the warrants. This is because the warrants cannot be redeemed and may only be satisfied by the issuance of shares to the warrant holders. This determination is supported by the guidance under Accounting Standards Codification 470-20, Debt Instruments with Detachable Warrants, which states that (i) proceeds from the sale of a debt instrument with stock purchase warrants are allocated based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance and (ii) the portions of the proceeds allocated to the warrants should be accounted for as paid-in capital. Based upon the guidance above, the Initial Warrants, PIK Warrants, Subsequent Drawdown Warrants, ATM Warrants and warrants issued under the 2014 Note Purchase Agreement have been accounted for as equity

12.	Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense related to options and restricted stock granted was allocated to cost of product revenue, research and development expense, and sales, general and administrative expense as follows:

	Three Months Ended March 31,
	2014	2013
	(Amounts in thousands)
Cost of product revenue	$88	$66
Research and development	249	627
Sales, general and administrative	1,812	3,033
Total stock-based compensation expense	$2,149	$3,726

The amount of the excess tax benefits and the related additional paid in capital have not been set up as net operating losses. The excess tax benefits are currently being carried forward and not yet monetized.

Amended and Restated 2007 Stock Option/Stock Issuance Plan

Options to purchase approximately 4.8 million shares of Class A common stock and options to purchase approximately 3.7 million shares of Class B common stock were outstanding under the Company’s Amended and Restated 2007 Stock Option/Stock Issuance Plan (the “2007 Plan”) as of March 31, 2014. Options to purchase approximately 5.5 million shares of Class A common stock and options to purchase approximately 3.9 million shares of Class B common stock were outstanding as of December 31, 2013 under the 2007 Plan.

Stock option activity for the Company under the 2007 Plan was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2013	9,415	$1.51
Options Granted	-	-
Exercised	(175)	0.09
Forfeited	(686)	2.61
Outstanding at March 31, 2014	8,554	$1.46	5.7	$1,826
Exercisable	7,440	$1.27	5.7	$1,778

The total intrinsic value of options exercised during the three months ended March 31, 2014 and 2013 was $169,000 and $503,000, respectively. There remains $3.0 million in unrecognized stock-based compensation cost that is expected to be recognized over a weighted-average period of 1.4 years.

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

Restricted stock activity for the Company under the 2007 Plan was as follows:

	Number of Shares (In thousands)	Weighted-Average Grant-Date Fair Value
Nonvested—December 31, 2013	186	$15.00
Granted	-	-
Vested	(40)	$15.00
Forfeited	(2)	$15.00
Nonvested—March 31, 2014	144	$15.00

As of March 31, 2014, there was $2.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2007 Plan that is expected to be recognized over a weighted-average period of 1.6 years.

Following the effectiveness of the Company’s 2011 Plan (as described below) upon the completion of the Company’s initial public offering in June 2011, no further awards were made under the 2007 Plan.

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

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2013	207	$8.60
Options Granted	1,750	0.47
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2014	1,957	$1.33	9.8	$180
Exercisable	42	$14.01	7.4	$-

The weighted-average grant-date fair value of options granted under the 2011 Plan during the three months ended March 31, 2014 was $0.32. There is a remaining $1.4 million in unrecognized stock-based compensation cost that is expected to be recognized over a weighted-average period of 4.8 years. The fair value of the options granted under the 2011 Plan was calculated using the following assumptions:

March 31, 2014
Expected volatility	75%
Risk-free interest rate	2.13%
Dividend yield	-
Expected term (in years)	6.5

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

Restricted stock activity for the Company under the 2011 Plan, other than awards under the Company’s Annual Incentive Plan for which performance goals have not been met, was as follows:

	Number of Shares (In thousands)	Weighted-Average Grant-Date Fair Value
Nonvested—December 31, 2013	2,091	$6.14
Granted	-	-
Vested	(474)	(7.00)
Forfeited	(40)	(5.14)
Nonvested—March 31, 2014	1,577	$5.90

As of March 31, 2014, there was $9.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2011 Plan that is expected to be recognized over a weighted-average period of 1.8 years.

In March 2013, the compensation committee of the Board of Directors approved the performance metrics for the Company’s 2013 Company Annual Incentive Plan (the “2013 Incentive Plan”). Awards under the 2013 Incentive Plan are denominated in shares of Class A common stock under the Company’s 2011 Plan. If pre-determined performance goals are met, fully vested shares of Class A common stock will be granted to the officers and employees around May 2014, so long as the officer or employee is still an employee at that date. Participants in the 2013 Incentive Plan have the ability to receive up to 200% of the target number of shares originally granted. During the first quarter of 2013, the compensation committee approved target awards for an aggregate of 575,758 shares of Class A common stock for officers of the Company to be administered by the committee and authorized target awards for an aggregate of 327,960 shares of Class A common stock for key employees to be administered by management of the Company under the 2013 Incentive Plan.

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

The awards granted for the purchase period beginning January 1, 2014 under the 2012 ESPP had a fair value of $0.77 per share using the following assumptions: a risk-free interest rate of 0.1%, expected volatility of 112.67%, expected dividend yield of 0%, and an expected term of 0.5 years.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements as of December 31, 2013, the notes accompanying those financial statements and management’s discussion and analysis as contained in our Annual Report on Form 10-K, or Annual Report, filed with the SEC on March 17, 2014 and in conjunction with the unaudited condensed consolidated financial statements and notes in Item 1 of Part I of this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various important factors, including those discussed below and in the section entitled “Risk Factors” included in Item 1A of Part II below, in Item 1A of Part I of our Annual Report. Due to the fact that we have generated only limited revenue to date, we believe that the financial information contained in this report is not indicative of, or comparable to, the financial profile that we expect to have if and when we begin to generate significant revenues. We undertake no obligation to update publicly any forward-looking statements, even if new information becomes available or other events occur in the future, except to the extent required by law.

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

We have substantial doubts about our ability to continue as a going concern. To continue as a going concern, we must secure additional capital to provide us with additional liquidity. On March 31, 2014, we entered into a Senior Secured Promissory Note and Warrant Purchase Agreement, which we refer to as the 2014 Note Purchase Agreement, with KFT Trust, Vinod Khosla, Trustee, who we refer to as Khosla or the 2014 Note Purchaser, and Khosla in its capacity as agent for Khosla. The 2014 Note Purchase Agreement contemplates multiple tranches of financing of up to $25 million. Borrowings under the 2014 Notes Purchase Agreement are subject to the achievement of performance milestones. The performance milestones (i) require us to demonstrate that we have made material progress in implementing our business, financial, operational and technology plans, (ii) require us to demonstrate that there is a likelihood of eventual commercial success of our business plan when considered in light of both internal and external factors, including without limitation, market conditions, costs, competitive developments and our ability to secure financing and (iii) require Khosla to believe that the purchase of additional notes is appropriate for us to continue our operations.

As discussed in further detail below, we have suspended all optimization projects we began during the first quarter of 2014 in order to bring the Columbus facility to a safe, idle state. As of March 31, 2014, we have not demonstrated any additional research and development progress or any demonstrable progress towards achieving our financing performance milestones described above. We do not believe we can restart the Columbus facility on an economically viable basis at this time and therefore cannot be certain as to whether we will be able to successfully secure additional financing or the ultimate timing of such additional financing. In addition, even if we meet the first two performance milestones, Khosla must determine, in its sole discretion, that the purchase of additional notes is appropriate for us to continue our operations before we can make additional borrowings under the 2014 Note Purchase Agreement.

Other than the 2014 Note Purchase Agreement, we have no other near-term sources of financing. In addition, any new financing will require the consent of our existing debt holders and may require the restructuring of our existing debt.

If we successfully achieve our performance milestones that allow us to receive the full amount under the 2014 Note Purchase Agreement in the near term, we expect to be able to fund our operations and meet our obligations until approximately August 31, 2014, but will need to raise additional funds to continue our operations beyond that date. If we are not successful in achieving our performance milestones or if we are otherwise unable to raise additional funds beyond approximately August 31, 2014, we will not have adequate liquidity to fund our operations and meet our obligations (including our debt payment obligations), in which case we will likely be forced to voluntarily seek protection under the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy may be filed against us).

As discussed above, during the first quarter of 2014, we commenced a series of optimization projects and upgrades at our Columbus facility. The optimization projects and upgrades are targeted at improving throughput, yield and overall process efficiency and reliability. In terms of throughput, we have experienced issues with structural design bottlenecks and reliability that have limited the amount of wood that we can introduce to our BFCC system. These issues have caused the Columbus facility to run significantly below its nameplate capacity for biomass of 500 bone dry tons per day and limited our ability to produce cellulosic gasoline and diesel. We have identified changes to the BFCC, hydrotreater and wood yard that we believe would improve the throughput performance of the Columbus facility. In terms of yield, we have identified additional enhancements that we believe would improve the overall yield of transportation fuels from each ton of biomass from the Columbus facility, which has been lower than expected due to a delay introducing our new generation of catalyst to the facility and mechanical failures impeding desired chemical reactions in the BFCC reactor. In terms of overall process efficiency and reliability, we have previously generated products with an unfavorable mix that includes higher percentages of fuel oil and off specification product. Products with higher percentages of fuel oil result in lower product and RIN revenue and higher overall costs. We have identified changes that we believe would improve our processes and increase reliability and on-stream percentage throughout at our Columbus facility. We also believe we could reduce operating costs by, among other things, decreasing natural gas consumption by the facility. We do not expect to implement these optimization projects until we are able to raise additional working capital. While we have completed some of these projects and upgrades, we have elected to suspend all optimization work and bring the Columbus facility to a safe, idle state, which we believe will enable us to restart the facility upon the achievement of additional research and development milestones and if we are able to raise additional working capital.

Subject to our ability to achieve these additional research and development milestones, our ability to raise capital, our ability to successfully complete our optimization projects and upgrades and the success of these projects and upgrades in improving operations at our Columbus facility, we intend to begin construction of our next commercial production facility. We will also need to raise additional capital to continue our operations, build our next commercial production facility and subsequent facilities, continue the development of our technology and products, commercialize any products resulting from our research and development efforts, and satisfy our debt service obligations.

We were incorporated and commenced operations in July 2007. Since our inception, we have operated as a development stage company, performing extensive research to develop, enhance, refine and commercialize our biomass-to-cellulosic fuel technology platform. We have focused our efforts on research and development and getting our Columbus facility to steady state operations. As a result, we have generated significant net losses since our inception. As of March 31, 2014, we had an accumulated deficit of $604.9 million, and we expect to continue to incur operating losses until we construct our first standard commercial production facility and it is operational. As discussed above, we have substantial doubts about our ability to continue as a going concern and we must raise capital in one or more external equity and/or debt financings to fund the cash requirements of our ongoing operations. Other than the 2014 Note Purchase Agreement, all of our other committed sources of financing are contingent upon, among other things, our raising $400 million from one or more offerings, private placements or other financing transactions, which we do not expect to occur prior to the completion of the optimization projects and upgrades at our Columbus facility.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates have not materially changed from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013. These policies include inventories, impairment of long-lived assets and intangible assets, stock-based compensation, income taxes and common stock warrants.

Results of Operations

During 2014, we ceased production at our Columbus facility in order to focus on optimization projects and upgrades that were targeted at improving throughput, yield and overall process efficiency and reliability. While we have completed some of these projects and upgrades, we have elected to suspend all optimization work and to bring the Columbus facility to an idle state. During this time, unless and until we restart the facility, we expect to have no production and limited revenue from the facility, but will continue to incur significant operating costs and expenses. If we successfully achieve our performance milestones that allow us to receive the full amount under the 2014 Note Purchase Agreement in the near term, we expect to be able to fund our operations and meet our obligations until approximately August 31, 2014, but will need to raise additional funds to continue our operations beyond that date.

Three Months Ended March 31, 2014 compared to the Three Months Ended March 31, 2013

Revenues

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(Amounts in thousands)
Revenues:
Product revenue	$102	$68	$34	50%
Renewable identification number revenue	-	3	(3)	(100)%
Total revenues	$102	$71	$31

Product revenue. Our product revenue was $102,000 for the three months ended March 31, 2014 compared to $68,000 for the same period in 2013. Product revenue was primarily generated by cellulosic gasoline, diesel, and fuel oil shipments from products we produced prior to idling our Columbus facility. For the three months ended March 31, 2014, our revenue from our Columbus facility consisted of the following:

	Three Months Ended March 31,
	2014	2013
Product revenue
Cellulosic Gasoline	$58,000	$-
Cellulosic Diesel	$39,000	$16,000
Fuel Oil	$5,000	$-

Gallons produced
Cellulosic Gasoline	-	22,000
Cellulosic Diesel	-	8,000
Fuel Oil	-	22,000

Gallons sold
Cellulosic Gasoline	29,000	-
Cellulosic Diesel	5,000	5,000
Fuel Oil	5,000	-

The remaining product revenue for the three months ended March 31, 2013 was generated from our research and development facilities and it primarily relates to revenue earned from the sale of blended diesel to one of our offtake customers for fleet testing. Currently, we have ceased work on a series of optimization projects and upgrades at the Columbus facility and are bringing the facility to an idle state. These projects were targeted at improving throughput, yield and overall process efficiency and reliability and to address problems we have had to date in the Columbus facility with structural design bottlenecks and reliability issues, operations below nameplate capacity, unfavorable product mix and higher costs due to overall process inefficiencies. As a result of this cessation of operations, we are unable to estimate 2014 production levels.

Renewable identification number revenue. Our renewable identification number, or RIN revenue was zero for the three months ended March 31, 2014 compared to $3,000 for the same period in 2013. For the three months ended March 31, 2013, our RIN revenue consisted of $3,000 from 8,000 cellulosic diesel RINs. Our fuel oil shipments generate RINs.

If and when we restart our Columbus facility, we expect that our revenues from sales of cellulosic gasoline and diesel and RINs will be limited and unpredictable, at least in the near term, as we then continue to bring the facility to steady state operations. In addition, we ceased work on optimization projects and upgrades at our Columbus facility and have brought the facility to an idle state. During this time, we expect to have little to no revenue. We also expect that our revenues will be subject to price fluctuations, including the prices we obtain from different customers for our cellulosic gasoline, diesel and fuel oil and RINs under our off-take agreements or spot sale arrangements. All revenues for the three months ended March 31, 2014 are attributable to customers in the United States. In addition, the value of cellulosic gasoline and diesel RINs decreased following the announcement in November 2013 of proposed 2014 Renewable Volume Obligation, or RVO, rulemaking through the EPA. We expect the value we receive for our cellulosic gasoline and diesel RINs will continue to be depressed during pendency of such rulemaking and could remain depressed if the final RVO rulemaking does not support companies like ours.

Operating Expenses

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(Amounts in thousands)
Operating expenses:
Cost of product revenue	$9,434	$5,408	$4,026	74%
Research and development expenses	$6,741	$9,166	$(2,425)	(26)%
General and administrative expenses	7,416	14,676	(7,260)	(49)%
Total operating expenses	$23,591	$29,250	$(5,659)

Cost of product revenue. Our cost of product revenue was $9.4 million for the three months ended March 31, 2014 as compared to $5.4 million for the same period in 2013. In March 2013, as a result of producing finished products and having our first cellulosic diesel shipment from the Columbus facility, we placed the plant into service. Depreciation, operating and manufacturing costs incurred at our Columbus facility subsequent to placing the plant into service are presented as cost of product revenue. The increase in cost of product revenue is primarily due to three months of operating costs during the three months ended March 31, 2014 compared to two months of operating costs during the three months ended March 31, 2013. Also, our cost of product revenue for the three months ended March 31, 2014 includes costs incurred for our optimization projects and upgrades prior to ceasing the project. We expect that our operating costs at Columbus will decrease for the remainder of 2014 as we have brought the plant to an idle state until financing is available to restart the facility.

Research and Development Expenses. Our research and development expenses decreased by $2.4 million, or 26%, for the three months ended March 31, 2014 compared to the same period in 2013. The decrease in research and development expenses was primarily due to a decrease of $900,000 in research and development payroll and related expenses as a result of reduced headcount, less overtime, and less stock compensation. Our research and development headcount decreased from an average of approximately 108 employees during the three months ended March 31, 2013 compared to an average of approximately 80 employees during the three months ended March 31, 2014. Our stock compensation expense was lower primarily due to us not expecting to achieve as many goals under our 2013 Incentive Plan as we did under our 2012 Incentive Plan. There was also a decrease to research and development expense of $900,000 in maintenance costs associated with our research and development facilities primarily a result of a reduction in maintenance contractors. Our research and development laboratory testing and supplies expenses decreased by $400,000 for the three months ended March 31, 2014 compared to the same period in 2013 and the remaining $200,000 decrease to research and development expenses primarily related to a reduction in consultant fees.

General and Administrative Expenses. Our general and administrative expenses decreased by $7.3 million, or 49%, for the three months ended March 31, 2014 compared to the same period in 2013. This decrease was primarily the result of $6.6 million of start-up costs incurred at our Columbus facility during the three months ended March 31, 2013 reported as general and administrative expenses compared to $0.3 million of general and administrative during the same period in 2014, a decrease of $6.3 million. This $6.3 million decrease is primarily due to two months of start-up costs in 2013 reported in general and administrative expenses prior to us placing our Columbus facility into service in March 2013 which concluded us classifying costs as start-up. Operating costs at the facility subsequent to us placing it into service are now included in cost of product revenue, unless they are general and administrative in nature.

The remaining decrease to general and administrative expenses of approximately $1.0 million is primarily due to a decrease of $1.8 million in payroll and related expenses and a decrease of $0.3 million related to accounting fees. Our accounting fees during the first quarter of 2013 were higher than the first quarter of 2014 due to incremental fees we incurred related to Sarbanes-Oxley work as we were concluding testing for our first year of compliance. The decrease in payroll and related expenses is primarily due to a decrease of $1.2 million in stock based compensation expense due to us not expecting to achieve as many goals under our 2013 Incentive Plan as we did under our 2012 Incentive Plan. The remaining decrease to payroll and related expenses of $0.6 million is primarily due to our headcount decreasing from an average of approximately 47 employees during the three months ended March 31, 2013 compared to an average of approximately 35 employees during the three months ended March 31, 2014. The decrease to general and administrative expenses was partially offset by an increase of $1.1 million in legal fees during the first quarter of 2014. Increased legal fees relate to shareholders’ lawsuit and the SEC inquiry of us and are discussed in more detail in Part II, Item 1 – Legal Proceedings.

Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(Amounts in thousands)
Other income (expense), net:
Interest income	$-	$1	$(1)	(100)%
Interest expense, net of amounts capitalized	$(7,105)	$(2,157)	$4,948	229%
Total operating expenses	$(7,105)	$(2,156)	$4,949

Interest Income. Interest income decreased by $1,000 for the three months ended March 31, 2014 as compared to the same period in 2013. The decrease is primarily due to less cash on hand invested in money market accounts.

Interest Expense, Net of Amounts Capitalized. Interest expense increased by approximately $4.9 million for the three months ended March 31, 2014 compared to the same period in 2013. In March 2013, we placed our initial-scale commercial production facility in Columbus, Mississippi into service, which significantly reduced interest expense capitalized after the in-service date. Until we incur significant capital expenditures at our next commercial production facility, we expect that the majority of our interest expense will not be capitalized.

Liquidity and Capital Resources

Since inception, we have generated significant losses. As of March 31, 2014, we had an accumulated deficit of approximately $604.9 million and we expect to continue to incur operating losses until we construct our first standard commercial production facility and it is operational. We must raise significant additional capital by approximately August 31, 2014 in order to fund the cash requirements of our ongoing operations.

Other than the 2014 Note Purchase Agreement, which contemplates an investment in us of up to an aggregate of $25.0 million in available funds, subject to our achievement of performance milestones, we have no other near-term sources of financing. The performance milestones we must satisfy in order to receive the full amount under the 2014 Note Purchase Agreement (i) require us to demonstrate that we have made material progress in implementing our business, financial, operational and technology plans, (ii) require us to demonstrate that there is a likelihood of eventual commercial success of our business plan when considered in light of both internal and external factors, including without limitation, market conditions, costs, competitive developments and our ability to secure financing and (iii) require Khosla to believe that the purchase of additional notes is appropriate for us to continue our operations.

As discussed in further detail above, we have suspended all optimization projects we began during the first quarter of 2014 in order to bring the Columbus facility to a safe, idle state. As of March 31, 2014, we have not demonstrated any additional research and development progress or any demonstrable progress towards achieving our financing performance milestones described above. We do not believe we can restart the Columbus facility on an economically viable basis at this time and therefore cannot be certain as to whether we will be able to successfully secure additional financing or the ultimate timing of such additional financing. In addition, even if we meet the first two performance milestones, Khosla must determine, in its sole discretion, that the purchase of additional notes is appropriate for us to continue our operations before we can make additional borrowings under the 2014 Note Purchase Agreement.

If we successfully achieve our performance milestones that allow us to receive the full amount under the 2014 Note Purchase Agreement in the near term, we expect to be able to fund our operations and meet our obligations until approximately August 31, 2014, but will need to raise additional funds to continue our operations beyond that date. If we are not successful in achieving our performance milestones or if we are otherwise unable to raise additional funds beyond approximately August 31, 2014, we will not have adequate liquidity to fund our operations and meet our obligations (including our debt payment obligations), in which case we will likely be forced to voluntarily seek protection under the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy may be filed against us).

Even if we are able to achieve such performance milestones or secure any additional financing, any investment may require significant changes to our current business structure, including, but not limited to: a change in the focus of our business; suspension of some or all of our operations; delaying or scaling back our business plan, including our research and development programs; reductions in headcount, overhead and other operating costs; and the longer-term or permanent closing of our Columbus facility, each of which would have a material adverse effect on our business, prospects and financial condition. We have substantial doubts about our ability to continue as a going concern.

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

As of March 31, 2014, we had cash and cash equivalents of $4.2 million. As of April 30, 2014, we had cash and cash equivalents of $3.3 million.

Our material liquidity needs over the next twelve months from April 30, 2014 consist of the following:

•

Funding our research and development costs and overhead costs, which we expect to be approximately $35 million. We do not expect to generate sufficient revenue from the sale of our cellulosic fuel to allow us to fund these costs from internally generated cash from operations until we construct our first standard commercial production facility and it is operational.

•	Funding our debt service costs, which we expect to be approximately $3.8 million, assuming we continue to elect to pay-in-kind interest due under the Loan and Security Agreement.

•

Funding the current operating costs of our Columbus facility, including costs to bring the facility to an idle state and maintain the facility in near ready startup mode, which we expect to be approximately $16 million. We expect to have a little to no revenue from our Columbus facility over the next 12 months, unless and until we restart the facility.

In addition to the cash on hand at April 30, 2014 and the additional $20 million we may receive under the 2014 Note Purchase Agreement, we must raise $32 million to $35 million in one or more external equity and/or debt financings to fund the cash requirements of our ongoing operations and our material liquidity needs for the next twelve months from April 30, 2014 described above. As discussed in further detail below, other than the 2014 Note Purchase Agreement, our private placements with Khosla and Gates Ventures, LLC, or Gates, involve two tranches and the second tranche is our only other committed source of financing. The commitment by Gates to close a second tranche will terminate on June 30, 2014 and we do not expect to be able to satisfy the closing conditions for that tranche in time to meet the deadline. Any funds from the second tranche of the Khosla private placement is unlikely to come in the near term because in order to close such second tranche we must, among other things, raise $400 million.

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

For example, our loan agreement with the Mississippi Development Authority, which we refer to as MDA, requires semiannual payments on June 30 and December 31 each year. The 2014 Note Purchase Agreement requires certain investments in property, plant and equipment and certain expenditures for wages and direct local purchases, both of which we do not expect to satisfy by the requisite deadlines if the Columbus facility is not operating during 2014. If an event of default occurs and is continuing, the MDA may accelerate amounts due under the loan agreement, which is secured by certain equipment, land and buildings of KiOR Columbus LLC, which we refer to as KiOR Columbus or our Columbus facility.

Furthermore, there are cross-default provisions in certain of our existing debt instruments such that an event of default under one agreement or instrument could result in an event of default under another. If an event of default resulted in the acceleration of all of our payment obligations under our debt instruments as of April 30, 2014, we would be required to pay our lenders an aggregate of $287.4 million. In the event of an acceleration of amounts due under our debt instruments as a result of an event of default, we will not have sufficient funds to pay such amounts and do not expect to be able to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interests in the collateral securing such indebtedness.

The October 2013 Note Purchase Agreement and the Stock Purchase Agreement further required us to file a registration statement, which we refer to as the Registration Statement, covering the resale of Class A common stock issuable under such agreements, which we refer to as the Registrable Securities, by January 21, 2015, which we refer to as the Registration Deadline.

We did not begin to produce or generate any revenue from sales of our cellulosic fuel at our Columbus facility until March 2013 and have only generated limited revenue to date. Unless and until we obtain financing to complete our optimization projects and upgrades and restart our Columbus facility, we expect to have no production or revenue from that facility. Furthermore, if and when we restart our Columbus facility, we expect our revenues from the facility to be limited until we reach steady-state operations and we do not expect to have positive cash from operations at least until our next commercial facility has been constructed and is operational. Even if we restart our Columbus facility and reach steady-state operations at the facility, our offtake agreement with FedEx Corporate Services, Inc. is subject to the satisfaction of various conditions, such as the agreement upon final logistics for the delivery of our cellulosic fuel before the counterparty is obligated to purchase our cellulosic fuel and make payments to us under that offtake agreement.

Long-Term Debt

Long-term debt at March 31, 2014 consisted of the following:

	March 31, 2014	December 31, 2013
	(Amounts in thousands)
Long-Term Debt:
Mississippi Development Authority Loan	$69,375	$69,375
Loan and Security Agreement	109,142	104,447
October 2013 Note Purchase Agreement	95,697	95,697
Less: unamortized debt discounts	(41,255)	(41,571)
Long-term debt, net of discount	232,959	227,948
Less: current portion	(3,750)	(3,750)
Long-term debt, less current portion, net of discount	$229,209	$224,198

Senior Secured Promissory Note and Warrant Purchase Agreement

On March 31, 2014, we entered into the 2014 Note Purchase Agreement with Khosla, and Khosla in its capacity as agent for the 2014 Note Purchaser.

The 2014 Note Purchase Agreement contemplates multiple tranches of financing of up to $25 million. The first tranche, which closed on April 3, 2014, consisted of the purchase by Khosla of $5.0 million of Senior Secured Mandatorily Convertible Notes, or the 2014 Notes, in exchange for a like amount of cash. The remaining tranches consist of the sale of the additional 2014 Notes, or the Additional 2014 Notes, to the 2014 Note Purchaser in principal amounts to be mutually agreed between the 2014 Note Purchaser and us for a like amount of cash at the beginning of each full month following the first tranche closing, provided that in each preceding month we satisfactorily achieve each of the milestones set forth in Annex A to the 2014 Note Purchase Agreement. The performance milestones (i) require us to demonstrate that we have made material progress in implementing our business, financial, operational and technology plans, (ii) require us to demonstrate that there is a likelihood of eventual commercial success of our business plan when considered in light of both internal and external factors, including without limitation, market conditions, costs, competitive developments and our ability to secure financing and (iii) require Khosla to believe that the purchase of additional notes is appropriate for us to continue our operations.

Khosla, or, if additional 2014 Note Purchasers become party to the 2014 Note Purchase Agreement in the future, the 2014 Note Purchasers holding a majority of the principal amount of all then-outstanding 2014 Notes, or the Required Purchasers will determine in their sole discretion whether applicable milestones have been satisfied. The aggregate amount of Additional 2014 Notes that may be sold under the 2014 Note Purchase Agreement may not exceed $20 million.

The closing of the additional tranches is subject to standard conditions, including notification pursuant to the Hart-Scott-Rodino Act that any applicable waiting period has expired, receipt of any necessary approvals by governmental authorities and the satisfaction of applicable milestones.

In addition, at each closing, we will issue to each 2014 Note Purchaser a warrant, which we refer to as a 2014 Warrant, which 2014 Warrant shall be exercisable for a number of shares of Class A Common Stock equal to a fraction (i) whose numerator is 10% of the principal amount of the Note issued to such 2014 Note Purchaser at such closing, and (ii) whose denominator is $0.573. The amount of shares of Class A Common Stock for which a 2014 Warrant is exercisable assumes it is not being exercised on a net issuance basis.

In connection with the initial closing, we issued to Khosla a 2014 Warrant to purchase an aggregate of 872,600 shares of Class A common stock at an exercise price of $0.573 per share, which was the consolidated closing bid price for our Class A common stock on March 31, 2014. The 2014 Warrant was issued as partial consideration for Khosla’s entry into the 2014 Note Purchase Agreement and will expire 7 years from the date of grant. Each 2014 Warrant may be exercised by payment of the exercise price in cash or on a net issuance basis.

The 2014 Notes have a maturity date that may be elected by the Required Purchasers at any time after July 1, 2014, provided that the Required Purchasers provide us with at least 10 days advance written notice of such date and provided further that if the Required Purchasers have not provided such notice prior to March 31, 2017, then the Maturity Date shall be April 2, 2017. The 2014 Notes accrue interest at a rate of 8% per annum, or the Applicable Rate. We will pay interest on the principal amount of the Note on the first day of each full calendar month, beginning on July 1, 2014, provided that such interest may be paid in kind at our election by adding the interest then due to the unpaid principal amount of the Note. The 2014 Notes are secured by liens on fixtures, personal property and other of our assets specified in the 2014 Note Purchase Agreement. The 2014 Notes cannot be transferred except in the event of a change in control or to a permitted transferee.

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

Senior Secured Convertible Promissory Note Purchase Agreement

On October 18, 2013, we entered into a Senior Secured Convertible Promissory Note Purchase Agreement, which we refer to as the October 2013 Note Purchase Agreement, with Khosla Ventures III, LP, or KV III, Khosla and VNK Management, LLC, or VNK, which we refer to collectively as the Purchasers and KV III as agent for the Purchasers. The October 2013 Note Purchase Agreement was amended on October 20, 2013 and March 31, 2014 and the October 2013 Note Purchase Agreement, as amended, is described below.

The October 2013 Note Purchase Agreement contemplates two tranches of financing. The first tranche consisted of the issuance of $42.5 million of notes, or the 2013 Notes, in exchange for a like amount of cash and approximately $53.2 million of 2013 Notes in exchange for a like amount of existing indebtedness outstanding under our existing Loan and Security Agreement. The second tranche consists of the sale of up to $7.5 million of shares of our Class A Common Stock and the sale of shares of our Class A Common Stock in exchange for a like amount of existing indebtedness equal to $25 million in principal amount, plus accrued interest and applicable fees outstanding under the Loan and Security Agreement prior to March 17, 2013. The shares of our Class A Common Stock issuable as part of (i) the conversion of 2013 Notes in the first tranche, (ii) the second tranche and (iii) a part of the Purchaser’s option or our put option, as described below, are referred to as the NPA Shares.

In the first tranche, which closed on October 21, 2013, KV III and VNK purchased 2013 Notes in an aggregate amount of $42.5 million, resulting in gross proceeds to us of $42.5 million and Khosla purchased 2013 Notes in an aggregate amount of approximately $53.2 million pursuant to the conversion of outstanding indebtedness owed to Khosla for loans received from Khosla from and after March 17, 2013 under the Loan and Security Agreement.

The 2013 Notes bear no interest and are convertible into shares of Class A Common Stock at a conversion price of $2.897 per share (such price, as it may be adjusted from time to time as set forth below, which we refer to as the Conversion Price), which represents a 25% premium over the average daily volume weighted average price of our Class A Common Stock for the 20 trading days ending on October 17, 2013. The Conversion Price may be decreased in the event of certain subsequent equity issuances, or Dilutive Issuances, by us below the Conversion Price of the 2013 Notes between the date of the first tranche closing and the earlier of (i) October 21, 2014 and (ii) the conversion of the 2013 Notes. If we consummate a Financing Event (as defined below) after the one year anniversary of the first tranche closing, the 2013 Notes will automatically convert simultaneous with the closing of the Financing Event. Upon the occurrence of any of the foregoing events, the principal amount of the 2013 Notes (which, for clarification, will include any interest previously paid in kind) will automatically be converted into shares of our Class A Common Stock at the then effective Conversion Price.

The second tranche will occur subsequent to the receipt by us of aggregate net cash proceeds of at least $400 million from one or more offerings, private placements or other financing transactions comprised of the issuance of 2013 Notes and NPA Shares under the October 2013 Note Purchase Agreement, a pre-approved high yield debt financing and/or the sale of Class A Common Stock, which we refer to as the Project Financing Amount. The closing of the second tranche is subject to other standard conditions. In the second tranche, KV III and VNK will purchase NPA Shares in an aggregate amount of up to $7.5 million and Khosla will purchase the NPA Shares pursuant to the conversion of the amount of the indebtedness (equal to $25 million in principal amount, plus accrued interest and applicable fees) owed to Khosla under the Loan and Security Agreement for loans received from Khosla prior to March 17, 2013 under such agreement. The NPA Shares will be purchased for a price equal to the Conversion Price.

In addition, we have a put option that we can exercise in the event we raise the Project Financing Amount, which we refer to as the Financing Event. At any point beginning 365 days following the consummation of the Financing Event until two year anniversary of the consummation of the Financing Event, or the Two Year Date, we may, at our sole election, sell shares of Class A Common Stock to Khosla in an aggregate amount of up to $35 million. Such shares will be purchased for a price equal to the Conversion Price. The put option is subject to adjustment, as set forth below, although in no event will the put option be for more than $35 million in NPA Shares. The closing of the put option is subject to standard conditions.

In the event we consummate sales of additional 2013 Notes (or substantially similar indebtedness) or our equity securities resulting in aggregate proceeds to us of $100 million or more before the put option is exercised, the put option will terminate. If we consummate sales of additional 2013 Notes (or substantially similar indebtedness) or our equity securities resulting in aggregate proceeds to us of less than $100 million before the put option is exercised, Khosla will purchase a number of shares equal to the difference, which we refer to as the New Commitment, between $100 million and the funds actually raised, which we refer to as the Raised Amount, which Raised Amount shall include the aggregate value of the 2013 Notes and the NPA Shares (other than the 2013 Notes and NPA Shares purchased by Khosla) and the shares of our Class A Common Stock purchased by Gates, or the Gates Shares. The New Commitment will be in lieu of the commitment to purchase $35.0 million of the NPA Shares as a part of the put option as described above.

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

In connection with the October 2013 Note Purchase Agreement, we must also comply with certain affirmative covenants, such as furnishing financial statements to the Purchasers, and negative covenants, including a limitation on (i) repurchases or redemptions of our stock, subject to certain exceptions, (ii) the incurrence of capital expenditures in excess of $50 million prior to receipt by us of the Project Financing Amount and (iii) the incurrence of debt and the making of investments other than those permitted by the October 2013 Note Purchase Agreement. Furthermore, the Purchasers have a right of first offer for the offer or sale by us of any new securities, provided that such Purchaser beneficially owns 10% or more of the NPA Shares issued to the Purchaser under the October 2013 Note Purchase Agreement at the time of such offer or sale. Amendment No. 2 to the October 2013 Note Purchase Agreement provided for, among other things, the 2014 Notes to be deemed permitted indebtedness and the liens securing the 2014 Notes to be permitted liens under the October 2013 Note Purchase Agreement.

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

The shares of Class A Common Stock issuable upon conversion of the 2013 Notes were not transferrable for 6 months following the closing of the first tranche, subject to exceptions for transfers to permitted transferees specified in the October 2013 Note Purchase Agreement. Any permitted transferees must agree to be bound by the terms and conditions of the October 2013 Note Purchase Agreement, including with respect to the limitations on transfer of the securities such permitted transferee receives. The 2013 Notes cannot be transferred except in the event of a change in control or to a permitted transferee.

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

Alberta Lenders/Khosla Term Loan

Overview of the Loan and Security Agreement

On January 26, 2012, we entered into a Loan and Security Agreement with 1538731 Alberta Ltd. as agent and lender, and 1538716 Alberta Ltd., as lender, which we refer to collectively as the Alberta Lenders, and Khosla, who we refer to, collectively with the Alberta Lenders, as the Lenders. Pursuant to the agreement, the Alberta Lenders made a term loan to us in the principal amount of $50 million and Khosla made a term loan to us in the principal amount $25 million, for a total of $75 million in principal amount, which we refer to as the Loan Advance and which will be converted as described below. At closing, we paid the Lenders a facility charge of $750,000.

In March 2013, we entered into Amendment No. 1 to the agreement which, among other things, (i) increased the amount available under the facility by $50 million, which we borrowed in full and which was subsequently converted (along with accrued interest) into notes issued under our October 2013 Note Purchase Agreement described above, (ii) replaced the requirement to make installment payments of principal with a single balloon payment at maturity and (iii) allowed us to elect payment of paid-in-kind interest throughout the term of the loan.

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

In March 2014, we entered into Amendment No. 3 to the Loan and Security Agreement to clarify that the secured obligations under the Loan and Security Agreement are subordinate our obligations under the 2013 Notes and 2014 Notes. The agreement, as amended by Amendment No. 1, Amendment No. 2 and Amendment No.3, is referred to as the Loan and Security Agreement.

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

We also agreed to pay the Lenders an end of term charge equal to 9% of the aggregate amount of all advances made plus all interest paid-in-kind (instead of cash interest) upon the earlier to occur of the maturity of the Loan Advance, prepayment in full of the Loan Advance, or when the Loan Advance becomes due and payable upon acceleration. We are amortizing the end of charge term to interest expense and increasing the liability for the end of term charge over the life of the loan. We had amortized approximately $5.8 million as of March 31, 2014, which is included in the principal balance of the loan.

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

In partial consideration for Amendment No. 1 to the agreement described above, we issued the Lenders warrants to purchase an aggregate of 619,867 shares of our Class A common stock for an exercise price per share of $5.71, which we refer to as an ATM Warrant. In addition, on the first day of each subsequent 12 month period, we have agreed to grant to the Lenders additional shares under their respective ATM Warrants equal to (i) 3.75% of the average principal balance of the Loan Advance as of the last calendar day of each of the 12 months for such 12 month period payable to such Lender as of the last calendar day of each 12 month period, divided by (ii) 100% of the volume-weighted average closing market price per share of our Class A Common Stock over the 20 consecutive trading days ending on, but excluding, the day of grant, which we refer to as the Average Market Price. As such, on March 18, 2014 we issued the Lenders ATM Warrants to purchase an aggregate of 3,032,406 shares of its Class A common stock for an exercise price of $1.37. The ATM Warrants expire on August 3, 2020. As we borrowed additional amounts under the Loan and Security Agreement and the principal balance increased, we issued additional shares under our ATM Warrants. In connection with the additional $50 million borrowed from Khosla, we issued to Khosla an ATM Warrant to purchase 480,123 shares of our Class A Common Stock at exercise prices ranging from $3.10 per share to $5.06 per share. The ATM Warrants issued to Khosla will not be exercisable until the ATM Warrant issuances have been approved by our stockholders. Khosla Ventures controls a majority of the voting power of our outstanding common stock and would therefore also control any such approval vote.

In connection with each subsequent Loan Advance from Khosla, we issued to Khosla warrants, each of which we refer to as a Subsequent Drawdown Warrant, to purchase shares of our Class A common stock. The number of shares of our Class A common stock underlying the Subsequent Drawdown Warrant (assuming no net issuance) is an amount equal to 18% of the amount of the subsequent Loan Advances from Khosla divided by the Average Market Price. The Subsequent Drawdown Warrants expire on August 3, 2020. In connection with the additional $50 million borrowed from Khosla, we issued to Khosla Subsequent Drawdown Warrants to purchase 2,139,997 shares of our Class A Common Stock at exercise prices ranging from $3.10 per share to $5.06 per share. The Subsequent Drawdown Warrants issued to Khosla will not be exercisable until the Subsequent Drawdown Warrant issuances have been approved by our stockholders.

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

The number of shares of our Class A common stock underlying the Subsequent PIK Warrants (assuming no net issuance) is an amount equal to 18% of the amount of interest paid-in-kind payable over the following 12 months divided by the Average Market Price. The Subsequent PIK Warrants expire on August 3, 2020. We elected to pay-in-kind interest over the 12 months following April 1, 2013. As such, in connection with closing Amendment No. 1, we issued the Lenders Subsequent PIK Warrants to purchase an aggregate of 478,626 shares of our Class A common stock for an exercise price per share of $5.71. In connection with the additional $50 million borrowed from Khosla, we issued to Khosla a Subsequent PIK Warrant to purchase 377,238 shares of our Class A Common Stock at exercise prices ranging from $3.10 per share to $5.06 per share. The Subsequent PIK Warrants issued to Khosla will not be exercisable until the Subsequent PIK Warrant issuances have been approved by our stockholders, which vote is controlled by Khosla Ventures. The paid-in-kind interest increased the Loan Advance balance by $28.4 million from inception of the loan to March 31, 2014.

We have elected to pay-in-kind interest over the 12 months following April 1, 2014. As such, on March 18, 2014 we issued the Lenders Subsequent PIK Warrants to purchase an aggregate of 2,342,471 shares of its Class A common stock for an exercise price per share of $1.37.

The number of shares for which each PIK Warrant, Subsequent Drawdown Warrant and ATM Warrant is exercisable and the associated exercise price is subject to certain anti-dilution adjustments. Each PIK Warrant, Subsequent Drawdown Warrant and ATM Warrant may be exercised by payment of the exercise price in cash or on a net issuance basis. The Initial Warrants, the PIK Warrants, the Subsequent Drawdown Warrants and the ATM Warrants obligate us to file a registration statement on Form S-3 covering the resale of such warrants and the shares of our Class A common stock issuable upon exercise of such warrants. Subsequent PIK Warrants, Subsequent Drawdown Warrants and ATM Warrants issued by us in connection with Amendment No. 1 required us to register the resale of such warrants and the shares underlying such warrants on a registration statement on Form S-3 by April 21, 2014, or else be subject to the liquidated damages described below. In connection with Amendment No. 3 to the Loan and Security Agreement, the Lenders agreed to waive our compliance with any requirement to register the Warrant Agreements, the Additional Warrant Agreements, the Post-First Amendment Additional Warrant Agreements, the ATM Warrant Agreements and all shares of Class A Common Stock issued or issuable upon exercise thereof on Form S-3, as well as any liquidated damages owed to the Lenders as a result of such failure to register the above-referenced warrants and shares on Form S-3, which we refer to as the Waiver. The Waiver applies from the original date of issuance of the warrants until and through January 21, 2015.

If a registration statement is not declared effective on or prior to January 21, 2015, or if the registration statement has been declared effective but has been suspended we will pay to the warrantholder liquidated damages. The liquidated damages payable are an amount equal to the product of (i) the aggregate exercise price of the warrant and the warrant shares then held by the warrantholder, which are not able to be sold pursuant to a registration statement for the reasons previously described, multiplied by (ii) one and one-half hundredths (.015), for each 30 day period, (A) after the Registration Deadline and prior to the date the registration statement is declared effective by the SEC, and (B) during which sales of any warrants or warrant shares covered by a registration statement cannot be made pursuant to any such registration statement after the registration statement has been declared effective, subject to limited exceptions. The liquidated damages are payable in cash within five trading days after the end of each 30 day period that gives rise to the payment obligation, but are limited to 25% of the Aggregate Share Price paid by (or to be paid by) a warrantholder for its warrant shares. We and the Lenders have agreed that without our first obtaining the approval from our stockholders, which vote is controlled by Khosla Ventures, we will not have any obligation to issue, and will not issue, any warrants under the Loan and Security Agreement (including without limitation the ATM Warrants, the Subsequent Drawdown Warrants and the Subsequent PIK Warrants) to the extent that their issuance, when aggregated, would obligate us to issue more than 19.99% of our outstanding Class A common stock (or securities convertible into such Class A common stock), or the outstanding voting power, as calculated immediately prior to the execution of the amendment (subject to appropriate adjustments for any stock splits, stock dividends, stock combinations or similar transactions), in each case at a price less than the greater of the book or market value of our Class A common stock.

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

Mississippi Development Authority Loan

In March 2011, KiOR Columbus entered into a loan agreement with the MDA, which we refer to as the MDA Loan, pursuant to which the MDA has agreed to make disbursements to KiOR Columbus from time to time, in a principal amount not to exceed $75 million, to reimburse costs incurred by KiOR Columbus to purchase land, construct buildings and to purchase and install equipment for use in the manufacturing of our cellulosic transportation fuels from Mississippi-grown biomass. Principal payments on the loan are due semiannually on June 30 and December 31 of each year and commenced on December 31, 2012 and will be paid on such dates over 20 years. In addition, we are required to pay the entire outstanding principal amount of the loan, together with all other applicable costs, charges and expenses no later than the date 20 years from the date of our first payment on the loan. The loan is non-interest bearing.

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

We are a parent guarantor for the payment of the outstanding balance under the loan. In addition, unless we obtain near term additional financing, we do not expect to have sufficient funds available to make our payment to the MDA due on June 30, 2014. If an event of default occurs and is continuing, the MDA may accelerate amounts due under the loan agreement. The loan is secured by certain equipment, land and buildings of KiOR Columbus.

In 2011, we received all $75.0 million under the MDA Loan to reimburse us for expenses incurred on the construction of our Columbus facility. As of March 31, 2014, borrowings of approximately $69.4 million under the MDA Loan were outstanding.

The non-interest bearing component of the MDA Loan was estimated to be approximately $32.2 million which is recorded as a discount on the MDA Loan and a reduction of the capitalized cost of the related assets for which we were reimbursed in the same amount. The loan discount is recognized as interest expense, subject to interest capitalization during the construction phase, using the effective interest method. As of March 31, 2014, $6.4 million of the loan discount had been recognized as interest expense and subsequently capitalized to the extent allowed.

Cash Flows

	Three Months Ended March 31,
	2014	2013
	(Amounts in thousands)
Net cash used in operating activities	$(21,731)	$(25,516)
Net cash used in investing activities	$(43)	$(4,781)
Net cash provided by financing activities	$883	$521

Operating activities. Net cash used in operating activities for the three months ended March 31, 2014 was $21.7 million compared to $25.5 million for the same period in 2013. Net cash used in operating activities for the three months ended March 31, 2014 reflects a net loss of $30.6 million and a negative $1.8 million net change in our operating assets and liabilities partially offset by non-cash charges of $10.7 million. The non-cash charges consisted of $7.8 million for non-cash interest expense and amortization of deferred costs, $2.1 million in stock based compensation, and $0.8 million in depreciation and amortization. Net cash used in operating activities for the three months ended March 31, 2013 reflects net loss of $31.3 million and a negative $2.2 million net change in our operating assets and liabilities partially offset by non-cash charges of $8.1 million. The non-cash charges consisted of $3.7 million in stock based compensation, $2.7 million for non-cash interest expense and amortization of deferred costs and $1.6 million in depreciation and amortization.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2014 was $43,000 compared to $4.8 million for the same period in 2013. The cash used in investing activities during the three months ended March 31, 2014 related to development of computer hardware and software and capital enhancements at our research and development facilities. The cash used in investing activities during the three months ended March 31, 2013 primarily related to construction costs at our Columbus facility. We expect that our investing activity will not be significant until we obtain financing to complete our optimization projects and upgrades at our Columbus facility and construct our next commercial production facility.

Financing Activities. Net cash provided by financing activities was $883,000 for the three months ended March 31, 2014 as compared to $521,000 for the same period in 2013. The net cash provided by financing activities for the three months ended March 31, 2014 was primarily attributable to $1,155,000 of financed insurance premiums and $15,000 received from option exercises partially offset by $287,000 of payments on our financed insurance premiums. The net cash provided by financing activities for the three months ended March 31, 2013 was attributable to $910,000 of financed insurance premium and $48,000 received from option exercises partially offset by $437,000 of payments on our equipment loans.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of March 31, 2014, our investment portfolio consisted primarily of money market funds. Due to the short-term nature of our investment portfolio, our exposure to interest rate risk is minimal.

Item 4. Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1. Legal Proceedings

On August 20, 2013, Michael Berry, a purported purchaser of our Class A common stock, filed a complaint in the United States District Court for the Southern District of Texas against us, our Chief Executive Officer, and our former Chief Financial Officer, captioned Michael Berry v. KiOR, Inc., Fred Cannon, and John Karnes. The plaintiff alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act. The plaintiff sought to represent a class of purchasers of our securities from August 14, 2012 to August 7, 2013, and alleged that during this period the market price of our common stock was artificially inflated by allegedly false or misleading statements principally concerning the timing of projected biofuel production levels at our Columbus, Mississippi facility. On October 21, 2013, two other purported purchasers of common stock, Sharon Kegerreis and Dave Carlton, filed motions to be appointed as lead plaintiffs in connection with this putative class action and to have their attorneys approved as lead counsel. Mr. Berry did not file a motion to be appointed as lead plaintiff. On November 25, 2013, Sharon Kegerreis and Dave Carlton were appointed Lead Plaintiffs and their selection of co-lead counsel was approved by the Court. Lead Plaintiffs then filed an amended class action complaint on January 27, 2014, alleging the Exchange Act and Rule 10b-5 violations of the original complaint and seeking to represent a class of purchasers of our securities from August 14, 2012 to January 8, 2014. Lead Plaintiffs seek compensatory damages in favor of all members of the class, as well as attorney’s fees and litigation costs. On March 25, 2014, the defendants moved to dismiss the amended complaint on grounds that it failed to satisfy the pleading requirements of the Private Securities Litigation Reform Act. Lead Plaintiffs are expected to file a response to this motion on May 26, 2014, to which the defendants will thereafter respond. The Court has scheduled oral argument on the defendants’ motion for September 3, 2014.

On December 12, 2013, Gary Gedig, a purported purchaser of our common stock, filed a shareholder derivative complaint in the United States District Court for the Southern District of Texas, allegedly on behalf of the Company, against us, our Chief Executive Officer, our former Chief Financial Officer, and some of our outside directors. This purported derivative action is captioned Gary Gedig v. Fred Cannon, John Karnes, Samir Kaul, David Paterson, William Roach, and Gary Whitlock. Plaintiff alleges breach of fiduciary duties in connection with allegedly false or misleading statements about the progress at our Columbus, Mississippi facility and the timing of projected biofuel production levels. Plaintiff seeks corporate governance changes, damages, disgorgement, and restitution from defendants in favor of us, and attorneys’ fees and litigation costs. On February 21, 2014, defendants moved to dismiss the complaint on grounds that Plaintiff failed to plead demand futility and that the complaint fails to state a claim upon which relief can be granted. On February 25, 2014, the case was transferred to the Honorable Lee Rosenthal, before whom the Berry putative class action is pending. On April 11, 2014, Plaintiff filed an opposition to the motions to dismiss, to which the defendants filed reply briefs on April 25, 2014. The Court has not indicated whether it will hear oral argument before deciding the defendants’ dismissal motions.

We deny any allegations of wrongdoing and intend to vigorously defend against these lawsuits. However, there is no assurance we will be successful in our defenses or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of these actions. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible loss at this time, however a finding against us could have a material adverse effect on our financial condition.

On January 28, 2014, the SEC served us with a subpoena, pursuant to a formal order of investigation, seeking documents about, among other subject matters, the progress at our Columbus facility and the timing of projected biofuel production levels. We are committed to cooperating with the SEC and has been responding to the subpoena request. It is not possible at this time to predict the outcome of the SEC investigation, including whether or when any proceedings might be initiated, when these matters may be resolved or what, if any, penalties or other remedies may be imposed.

On March 10, 2104, the United States Department of Labor (“DOL”) served us with notice that a complaint had been filed with the DOL by a former employee. The Complainant alleges violations of the Corporate and Criminal Fraud Accountability Act of 2002 (Title VIII of the Sarbanes-Oxley Act) in connection with our termination of his employment on January 20, 2014, and seeks back pay, front pay, lost benefits, compensatory damages, litigation costs, and attorneys’ fees. On April 21, 2014, we filed our response to the complaint. We deny any allegations of wrongdoing in the employee’s termination. We intend to fully cooperate with the DOL investigation. It is not possible at this time to predict the outcome of the DOL investigation, including whether or when any proceedings might be initiated, when these matters may be resolved or what, if any, penalties or other remedies may be imposed.

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

We must raise capital in one or more external equity and/or debt financings to fund the cash requirements of our ongoing operations, including the optimization projects and upgrades we have begun at our Columbus facility, and to restart our Columbus facility. Other than the 2014 Note Purchase Agreement, we have no other near-term sources of financing. Because the 2014 Note Purchase Agreement tranches are subject to the achievement of performance milestones, we cannot be certain as to the ultimate timing of each tranche. The performance milestones (i) require us to demonstrate that we have made material progress in implementing our business, financial, operational and technology plans, (ii) require us to demonstrate that there is a likelihood of eventual commercial success of our business plan when considered in light of both internal and external factors, including without limitation, market conditions, costs, competitive developments and our ability to secure financing and (iii) require Khosla to believe that the purchase of additional notes is appropriate for us to continue our operations.

As of March 31, 2014, we have suspended all optimization projects we began during the first quarter of 2014 in order to bring the Columbus facility to a safe, idle state and we have not demonstrated any additional research and development progress or any demonstrable progress towards achieving our financing performance milestones. We do not believe we can restart the Columbus facility on an economically viable basis at this time and therefore cannot be certain as to whether we will be able to successfully secure additional financing or the ultimate timing of such additional financing. In addition, even if we meet the first two performance milestones described above, Khosla must determine, in its sole discretion, that the purchase of additional notes is appropriate for us to continue our operations before we can make additional borrowings under the 2014 Note Purchase Agreement.

Even if we are able to secure the funds under the 2014 Note Purchase Agreement or any additional financing, any investment may require significant changes to our current business structure, including, but not limited to: a change in the focus of our business; suspension of some or all of our operations; delaying or scaling back our business plan, including our research and development programs; reductions in headcount, overhead and other operating costs; and the longer-term or permanent closing of our Columbus facility, each of which would have a material adverse effect on our business, prospects and financial condition. As discussed in further detail above, our private placements with Khosla and Gates involve two tranches and the second tranche is our only other committed source of financing. The commitment by Gates to close a second tranche will terminate on June 30, 2014 and we do not expect to be able to satisfy the closing conditions for that tranche in time to meet the deadline. Any funds from the second tranche of the Khosla private placement is unlikely to come in the near term because in order to close such second tranche we must, among other things, raise $400 million. The lack of any additional committed sources of financing raises substantial doubt about our ability to continue as a going concern. In addition, we will need to obtain consents from the current holders of our outstanding debt in order to obtain additional financing. Such consent may be withheld at the discretion of these third parties. We require substantial additional capital to meet our ongoing overhead and other operating costs, particularly as we continue to seek to optimize our Columbus commercial production facility, meet our debt service obligations and pay other costs, including payments due at maturity of our borrowings. In addition, we will require substantial additional capital to design, engineer and construct additional commercial production facilities. The extent of our need for additional capital will depend on many factors, including the amounts necessary to restart and bring the Columbus facility to steady-state operations, whether our optimization efforts are successful, the funds necessary to cover the front-end capital expenditures for and the construction of our planned commercial scale production facility; and the funds necessary to meet any related equity contribution requirements or debt service obligations; whether we succeed in producing cellulosic gasoline and diesel at commercial scale and the timing thereof; our ability to control costs, the progress and scope of our research and development projects; the effect of any acquisitions of other businesses or technologies that we may make in the future; and the filing, prosecution and enforcement of patent claims.

As of April 30, 2014, we had aggregate indebtedness of $287.4 million. In December 2012, we began making semi-annual payments of $1.9 million under MDA loan on June 30 and December 31 each year, which we must continue to make until maturity. If we do not successfully secure the funds under the 2014 Note Purchase Agreement, we do not, without additional financing, have the funds needed to make our payment due to the MDA on June 30, 2014, which would constitute a default under our MDA Loan. In addition, we must make specified investments within Mississippi by December 31, 2015, including an aggregate $500.0 million investment in property, plant and equipment located in Mississippi and expenditures for wages and direct local purchases in Mississippi totaling $85.0 million. Based on our current estimates, we believe that we will be unable to meet the specified investment requirement in property, plant and equipment and certain other expenditures in wages and direct local purchases under our MDA loan and if the Columbus facility is not operating for a significant portion of 2014, we expect we will be unable to meet the specified expenditures for wages and direct local purchases. Failure to meet these requirements would constitute a default under our MDA loan. Any defaults under our MDA Loan could, in turn, result in cross defaults under our other loan facilities.

In order to proceed with our next commercial scale production facility, we will also need to obtain additional financing. Future financings that involve the issuance of equity securities would cause our existing stockholders to suffer dilution. In addition, debt financing sources may be unavailable to us on acceptable terms or at all, may be expensive and any debt financing may subject us to restrictive covenants that limit our ability to conduct our business or otherwise be on unfavorable terms. Also, all or substantially all of our assets are pledged as security for borrowings under the Loan and Security Agreement, October 2013 Note Purchase Agreement, 2014 Note Purchase Agreement and our MDA loan.

The pledge of all or substantially all of our assets for borrowings under the Loan and Security Agreement, October 2013 Note Purchase Agreement, 2014 Note Purchase Agreement and our MDA loan may make it difficult to raise additional debt financing. We may be unable to raise sufficient additional funds on acceptable terms, or at all. If we are unable to raise sufficient funds, our ability to comply with debt covenants or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or grant licenses on terms that are unfavorable to us. If adequate funds are unavailable, we will be unable to successfully execute our business plan or to continue our business. In addition, we have significant indebtedness that is secured by all of our assets. In the event of a default on our debt, our lenders could foreclose on our assets. If that were to occur, our operations would be severely jeopardized, if not entirely curtailed.

We have a history of net losses, and we expect significant increases in our costs and expenses to result in continuing losses as we seek to commercialize our cellulosic gasoline and diesel.

We have incurred substantial net losses since our inception, including net losses of $30.6 million, $347.5 million, $96.4 million and $64.1 million for the three months ended March 31, 2014 and the years ended December 31, 2013, 2012 and 2011, respectively. We have not yet successfully commercialized our cellulosic gasoline and diesel. We did not begin to produce or generate any revenue from sales of our cellulosic fuel at our Columbus facility until March 2013 and have only generated limited revenue to date. In addition, we are bringing our Columbus facility to an idle state as we focus on achieving additional research and development milestones. We do not expect to operate the Columbus facility until we achieve additional research and development milestones and receive additional financing to complete our optimization projects and upgrades and restart the facility. Unless and until we restart the Columbus facility we expect to have no production or revenue from the facility. We expect to continue to incur substantial net losses and do not expect to have positive cash flows at least until our next commercial production facility has been constructed and is operational. We do not expect construction to begin until the second half of 2015 at the earliest and such construction would be subject to obtaining additional financing. As of March 31, 2014, we had an accumulated deficit of $604.9 million. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including costs incurred in an effort to bring our Columbus facility to steady-state operations, research and development expenses, continued testing and development at our pilot and demonstration units and engineering and design work and construction of our next commercial scale production facilities. We cannot assure you that we will ever achieve or sustain profitability on a quarterly or annual basis.

We have significant indebtedness which is secured by all of our assets, which may limit cash flow available to invest in the ongoing needs of our business and may negatively impact our ability to expand our business.

As of April 30, 2014, we had aggregate indebtedness of $287.4 million, of which approximately $280.6 million was principal amount of debt outstanding, approximately $3.7 million is unamortized final payment requirements, and approximately $3.1 million is prepayment penalties. This principal amount of debt outstanding consisted of:

●	$110.5 million principal amount of debt outstanding under our Loan and Security Agreement with Khosla and the Alberta Lenders (as defined below);

●	$95.7 million principal amount of debt outstanding under our October 2013 Note Purchase Agreement;

●	$69.4 million under our loan with the MDA; and

●	$5.0 million under our 2014 Note Purchase Agreement.

Our Loan and Security Agreement and the notes issued under our October 2013 Note Purchase Agreement and 2014 Note Purchase Agreement are secured by all of our assets, including our intellectual property assets. Our MDA loan is secured by certain equipment, land and buildings of our wholly-owned subsidiary KiOR Columbus LLC, or KiOR Columbus, and is guaranteed by us in full.

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

If we are unable to access the full amount under the 2014 Note Purchase Agreement or to raise additional capital, we will be unable to make our next semi-annual payment on the MDA loan, which is due on June 30, 2014, and we will therefore be in default under the terms of that agreement. In addition, a failure to comply with the covenants under our existing debt instruments could result in an event of default. There are cross-default provisions in certain of our existing debt instruments such that an event of default under one agreement or instrument could result in an event of default under another. If an event of default resulted in the acceleration of all of our payment obligations under our debt instruments as of April 30, 2014, we would be required to pay our lenders an aggregate of $287.4 million. In the event of an acceleration of amounts due under our debt instruments as a result of an event of default, we will not have sufficient funds and do not expect to be able to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interests in the collateral securing such indebtedness.

If the trading price of our Class A common stock fails to comply with the continued listing requirements of NASDAQ, we could face possible delisting. NASDAQ delisting could materially adversely affect the market.

Since December 2013, our Class A common stock has traded on NASDAQ at less than $2.00 per share. On April 30, 2014, we received two notifications of deficiency from NASDAQ indicating that (i) our Class A common stock fell below the minimum bid price of $1.00 per share for 30 consecutive days, which makes us not compliance with NASDAQ Listing Rule 5450(a)(1), and (ii) for the prior 30 consecutive business days the Company did not maintain a minimum market value of listed securities of $50 million, as required by NASDAQ Listing Rule 5450(b)(2)(A). We have been given until October 27, 2014 to regain compliance. If we do not regain compliance by October 27, 2014, we may be eligible for an additional grace period if we successfully apply to transfer the listing of our Class A common stock to The Nasdaq Capital Market. If the NASDAQ staff determines that we will not be able to cure the deficiency, or if we are otherwise not eligible for such additional compliance period, NASDAQ will provide notice that our Class A common stock will be subject to delisting.

We cannot assure you that the price of our Class A common stock or our minimum market value will comply with the requirements for continued listing of our shares on NASDAQ, or that any appeal of a decision to delist our Class A common stock will be successful. If our Class A common stock lose their listed status on NASDAQ and we are not successful in obtaining a listing on another exchange, our Class A common stock would likely trade only in the over-the-counter market.

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
Christopher A. Artzer
President and Interim Chief Financial Officer (Principal Financial Officer)

Date: May 12, 2014

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.1	ATM Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by the Company to 1538716 Alberta Ltd.	8-K	001-35213	99.1	March 20, 2014

10.2	ATM Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by the Company to 1538731 Alberta Ltd.	8-K	001-35213	99.2	March 20, 2014

10.3	ATM Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by the Company to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.3	March 20, 2014

10.4	Post-First Amendment Additional Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by the Company to 1538716 Alberta Ltd.	8-K	001-35213	99.4	March 20, 2014

10.5	Post-First Amendment Additional Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by the Company to 1538731 Alberta Ltd.	8-K	001-35213	99.5	March 20, 2014

10.6	Post-First Amendment Additional Warrant Agreement to Purchase Shares of Class A Common Stock dated as of March 17, 2013 issued by the Company to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.6	March 20, 2014

10.7	Senior Secured Promissory Note and Warrant Purchase Agreement dated as of March 31, 2014, by and among KiOR, KiOR Columbus, KFT Trust and KFT Trust as agent	8-K	001-35213	99.1	April 1, 2014

10.7(a)	Form of Senior Secured Promissory Note	8-K	001-35213	99.1B	April 1, 2014

10.7(b)	Form of Warrant Agreement to Purchase Shares of Class A Common Stock	8-K	001-35213	99.1C	April 1, 2014

10.8	Amendment No. 2 to Senior Secured Convertible Promissory Note Purchase Agreement, dated March 31, 2014	8-K	001-35213	99.2	April 1, 2014

10.9	Amendment No. 3 to Loan and Security Agreement, dated March 31, 2014	8-K	001-35213	99.3	April 1, 2014

10.10	Amended and Restated Subordination Agreement among KiOR, KiOR Columbus, Khosla Ventures III LP and KFT Trust, Vinod Khosla, Trustee and 1538731 Alberta Ltd., dated March 31, 2014	8-K	001-35213	99.4	April 1, 2014

10.11	Intercreditor Agreement, among KiOR, KiOR Columbus, Khosla Ventures III, LP and KFT Trust, Vinod Khosla, Trustee, dated March 31, 2014	8-K	001-35213	99.5	April 1, 2014

10.12	Senior Secured Promissory Note, dated April 3, 2014	8-K	001-35213	99.1	April 3, 2014

10.13	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of April 3, 2014 issued by the Company to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.2	April 3, 2014

10.14	Schedule of Warrants Issued	10-K	001-35213	10.10(e)	March 17, 2014

10.15	Schedule of Post-First Amendment Additional Warrants Issued					X

10.16	Schedule of ATM Warrants Issued					X

10.17	Investment Commitment Letter from Vinod Khosla, dated March 16, 2014	10-K	001-35213	10.30	March 17, 2014

10.18	Incentive Stock Option Agreement, by and between KiOR, Inc. and Christopher A. Artzer, dated March 26, 2014.	8-K	001-35213	99.1	March 27, 2014

31.1	Rule 13a-14(a)/15d-14(a) Certification of Fred Cannon (Principal Executive Officer).					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Artzer (Principal Financial Officer).					X

32.1	Section 1350 Certification of Fred Cannon (Principal Executive Officer) and Christopher A. Artzer (Principal Financial Officer).					X

101.INS***	XBRL Instance Document.					X

101.SCH***	XBRL Taxonomy Extension Schema Document.					X

101.CAL***	XBRL Taxonomy Calculation Linkbase Document.					X

101.LAB***	XBRL Taxonomy Label Linkbase Document.					X

101.PRE***	XBRL Taxonomy Presentation Linkbase Document.					X

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.					X

***

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements.