Form 10-Q
period 2014-06-30
Kior Inc
filed 2014-08-11
CIK 1418862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2014

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

There were 64,125,753 and 47,160,325 shares of the registrant’s Class A and Class B common stock, respectively, outstanding on August 4, 2014.

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

In particular, forward-looking statements in this Quarterly Report include statements about:

•	our ability to obtain protective advance loans under our Protective Advance Loan and Security Agreement with KFT Trust, Vinod Khosla, Trustee;

•	the possibility of our entering into a strategic transaction in the future, including a possible merger, restructuring or sale of our company or our assets;

•	our ability to obtain additional debt and/or equity financing on acceptable terms, if at all;

•	the sufficiency of our cash to meet our liquidity needs;

•	our ability to continue as a going concern;

•	our ability to continuously operate our facilities without delay or shutdowns;

•	our ability to retain key personnel;

•	our plans to achieve additional research and development milestones while our initial-scale commercial production facility in Columbus, Mississippi, or our Columbus facility, is in idle state;

•	the timing of and costs related to optimization projects and upgrades at our Columbus facility;

•	the anticipated effects of the optimization projects and upgrades on our Columbus facility;

•	the timing of and costs related to production and generation of revenues at our Columbus facility;

•	the accuracy of our estimates regarding expenses, construction costs, future revenue and capital requirements;

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

These forward-looking statements are subject to a number of important risks, uncertainties and assumptions. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. The following important factors, among others, could cause actual results to differ materially and adversely from those contained in forward-looking statements made in this Quarterly Report: our ability to raise additional capital in order to fund our current operations and to continue as a going concern; our ability to obtain protective advance loans under our Protective Advance Loan and Security Agreement with KFT Trust, Vinod Khosla, Trustee; the timing, terms and feasibility of a future strategic transaction, such as a possible merger, restructuring or sale of our company; our ability to increase our capacity and yield at our Columbus facility or any future commercial facilities; the cost-competitiveness and market acceptance of our products; the availability of cash to invest in the ongoing needs of our business; our ability to successfully commercialize our cellulosic gasoline, diesel and fuel oil; our ability to effectively scale our proprietary technology platform and process design; the cost of constructing, operating and maintaining facilities necessary to produce our cellulosic gasoline, diesel and fuel oil in commercial volumes; the ability of our Columbus facility, which is in an idle state, to satisfy the commercial requirements under offtake agreements relating to the sale of cellulosic gasoline, diesel and fuel oil when we restart the facility; the ability of our Columbus facility to produce fuel on time and at expected yields; changes to the existing governmental policies and initiatives relating to renewable fuels; and our ability to obtain and maintain intellectual property protection for our products and processes, as well as other risks and uncertainties described in “Risk Factors” in Item 1A of Part II below and in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013. Moreover, we operate in a competitive and rapidly changing environment in which new risks emerge from time to time. It is not possible for our management to predict all risks.

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

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$544	$25,117
Restricted cash	200	200
Inventories	2,173	3,526
Prepaid expenses and other current assets	1,968	1,689
Total current assets	4,885	30,532
Property, plant and equipment, net	50,835	52,300
Intangible assets, net	2,020	2,124
Other assets	534	1,094
Total assets	$58,274	$86,050

Liabilities, Convertible Preferred Stock and Stockholders' Deficit

Current liabilities:
Current portion of long-term debt, net of discount of $38,924 at June 30, 2014	$250,232	$3,750
Accounts payable	3,464	4,125
Other accrued liabilities	7,617	8,533
Total current liabilities	261,313	16,408
Related party long-term debt with Alberta Lenders/Khosla, net of discount of $15,177 at December 31, 2013	-	184,967
Long-term debt, less current portion, net of discount of $26,394 at December 31, 2013	-	39,231
Other liabilities	-	37

Total liabilities	261,313	240,643

Commitments and contingencies (Note 9)
Stockholders' deficit:
Preferred stock - $0.0001 par value; 2,000,000 shares authorized at June 30, 2014 and December 31, 2013; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 250,000,000 shares authorized at June 30, 2014 and December 31, 2013; 64,070,886 and 59,189,250 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	6	6
Class B common stock, $0.0001 par value; 70,800,000 shares authorized at June 30, 2014 and December 31, 2013; 47,200,325 and 51,009,901 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	5	5
Additional paid-in capital	426,253	419,661
Deficit accumulated during the development stage	(629,303)	(574,265)
Total stockholders' deficit	(203,039)	(154,593)
Total liabilities, convertible preferred stock and stockholders' equity	$58,274	$86,050

See accompanying notes to condensed consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

					Period from
					July 23, 2007
					(Date of
					Inception)
					through
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2014	2013	2014	2013	2014
	(Amounts in thousands, except per share data)
Revenues:
Product revenue	$210	$189	$312	$257	1,873
Renewable identification number revenue	21	50	21	53	372
Total revenues	231	239	333	310	2,245
Operating expenses:
Cost of product revenue	$5,278	$15,088	$14,712	$20,496	71,937
Research and development expenses	5,826	8,572	12,567	17,738	153,848
General and administrative expenses	5,318	7,865	12,734	22,541	145,400
Loss on Impairment	-	-	-	-	196,269
Total operating expenses	16,422	31,525	40,013	60,775	567,454
Loss from operations	(16,191)	(31,286)	(39,680)	(60,465)	(565,209)
Other income (expense), net:
Interest income	-	-	-	1	193
Beneficial conversion feature expense related to convertible promissory note	-	-	-	-	(10,000)
Interest expense, net of amounts capitalized	(8,253)	(7,208)	(15,358)	(9,365)	(44,526)
Foreign currency loss	-	-	-	-	(435)
Loss from change in fair value of warrant liability	-	-	-	-	(9,279)
Other expense, net	(8,253)	(7,208)	(15,358)	(9,364)	(64,047)
Loss before income taxes	(24,444)	(38,494)	(55,038)	(69,829)	(629,256)
Income tax expense:
Income tax expenses - current	-	-	-	-	(47)

Net loss	$(24,444)	$(38,494)	$(55,038)	$(69,829)	$(629,303)
Net loss per share of Class A commonstock, basic and diluted	$(0.22)	$(0.36)	$(0.50)	$(0.66)
Net loss per share of Class B commonstock, basic and diluted	$(0.22)	$(0.36)	$(0.50)	$(0.66)
Weighted-average Class A and B common shares outstanding, basic and diluted	111,027	106,210	110,703	105,893

Other comprehensive loss:
Other comprehensive loss	-	-	-	-	-
Comprehensive loss	$(24,444)	$(38,494)	$(55,038)	$(69,829)	$(629,303)

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

See accompanying notes to condensed consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) and

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

See accompanying notes to condensed consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (continued)

(Amounts in thousands, except per share data)

(Unaudited)

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock, formerly common stock		Addt'l Paid-in-	Deficit Accum During the Dev.	Acc. Other Comp.	Total Stockholders'
	Shrs	$	Shrs	$	Shrs	$	Capital	Stage	Income	Deficit
Balance at December 31, 2013	-	$-	59,189	$6	51,010	$5	$419,661	$(574,265)	$-	$(154,593)
Common Stock Issued - Restricted	-	-	751	-	-	-	-	-	-	-
Common Stock Issued - Public	-	-	-	-	-	-	-	-	-	-
Stock Based Compensation - Options	-	-	-	-	-	-	865	-	-	865
Stock Based Compensation - Restricted	-	-	-	-	-	-	3,041	-	-	3,041
Stock Options/Warrants Exercised	-	-	85	-	236	-	47	-	-	47
Shares converted from	-	-	-	-	-	-	-	-	-	-
class B to class A	-	-	4,046	-	(4,046)	-	-	-	-	-
Issuance of warrants on common stock	-	-	-	-	-	-	2,639	-	-	2,639
Net loss	-	-	-	-	-	-	-	(55,038)	-	(55,038)
Balance at June 30, 2014	-	$-	64,071	$6	47,200	$5	$426,253	$(629,303)	$-	$(203,039)

See accompanying notes to condensed consolidated financial statements

 KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

			Period from
			July 23, 2007
			(Date of
			Inception)
			through
	Six Months Ended June 30,		June 30,
	2014	2013	2014
	(Amounts in thousands)
Cash flows from operating activities
Net loss	$(55,038)	$(69,829)	$(629,303)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,627	4,689	20,408
Stock-based compensation	3,906	7,199	36,744
Non cash compensation from warrants issued on common stock	-	-	298
Beneficial conversion feature	-	-	10,000
Derivative fair value adjustments	-	-	9,279
Loss on impairment	-	-	196,269
Interest expense	8,403	5,359	23,743
Amortization of debt discount	6,944	3,971	19,130
Non cash equity bonus	-	-	133
Amortization of prepaid insurance	1,333	1,209	5,402
Changes in operating assets and liabilities
Inventories	1,353	(56)	(2,173)
Prepaid expenses and other current assets	(1,274)	(1,372)	(5,950)
Accounts payable	(644)	(616)	1,103
Accrued liabilities	(1,606)	1,365	4,561
Net cash used in operating activities	$(34,996)	$(48,081)	$(310,356)

Cash flows from investing activities
Purchases of property, plant and equipment	$(74)	$(9,663)	$(271,004)
Purchases of intangible assets	-	-	(727)
Restricted cash	-	(200)	(200)
Net cash used in investing activities	$(74)	$(9,863)	$(271,931)

Cash flows from financing activities

Proceeds from issuance of convertible promissory note to stockholder	$-	$-	$15,000
Proceeds from equipment loans	-	-	6,000
Payments on equipment loans	-	(744)	(6,415)
Proceeds from business loans	-	-	7,000
Payments on business loans	-	-	(7,478)
Proceeds from stock option exercises / warrants	47	286	2,560
Proceeds from issuance of Series A convertible preferred stock	-	-	4,360
Proceeds from issuance of Series A-1 convertible preferred stock	-	-	10,024
Proceeds from issuance of Series B convertible preferred stock	-	-	95,000
Proceeds from issuance of Series C convertible preferred stock	-	-	55,000
Proceeds from issuance of common stock in initial public offering, net of offering costs	-	-	148,644
Borrowings under the Mississippi Development Authority loan	-	-	75,000
Payments on Mississippi Development Authority loan	-	(1,875)	(5,625)
Borrowings under the Alberta Lenders/Khosla Loan and Security Agreement	-	-	75,000
Debt issuance costs	-	-	(1,624)
Financing of insurance premium	1,155	885	2,801
Payments on Financed Insurance Premium	(705)	-	(2,334)
Proceeds from Khosla Revolver, subsequently converted to October 2013 Note Purchase Agreement	-	30,000	50,000
Proceeds from October 2013 Note Purchase Agreement	-	-	42,500
Proceeds from Gates Stock Purchase Agreement	-	-	7,500
Proceeds from 2014 Note Purchase Agreement	10,000	-	10,000
Net cash provided by financing activities	$10,497	$28,552	$582,913

Effect of exchange rate on cash and cash equivalents	-	-	(82)

Net increase (decrease) in cash and cash equivalents	(24,573)	(29,392)	544
Cash and cash equivalents
Beginning of period	25,117	40,887	0
End of period	$544	$11,495	$544

See accompanying notes to condensed consolidated financial statements

KiOR, Inc.

(A development stage enterprise)

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Noncash investing and financing activities
Change in accrued purchase of property, plant and equipment	$(17)	$(1,479)
Debt discount amortization	$-	$1,948
Options exercised	$-	$78
Capitalization of paid-in-kind interest	$-	$1,182
Issuance of warrants	$2,639	$10,543
Paid-in-kind interest	$8,199	$4,995

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

In 2012, the Company completed construction of its first, initial-scale commercial production facility in Columbus, Mississippi (the “Columbus facility”). During the fourth quarter of 2012, the Company commissioned its proprietary Biomass Fluid Catalytic Cracking, or BFCC, operation at the Columbus facility, and produced its first “on specification” cellulosic intermediate oil in limited quantities. During the first quarter of 2013, the Company commissioned the Columbus facility’s hydrotreater and fractionation units, and made the Company’s first cellulosic diesel and gasoline shipments in March 2013 and June 2013, respectively. During 2013, the Company intermittently operated its Columbus facility but did not reach “steady state” production.

The Company has encountered several significant difficulties to date at its Columbus facility because of structural bottlenecks, reliability, mechanical issues, costs and catalyst performance.

In January 2014, the Company elected to suspend operations at its Columbus facility in order to attempt to complete a series of optimization projects and upgrades that were targeted at improving throughput, yield and overall process efficiency and reliability. In terms of throughput, the Company experienced issues with structural design bottlenecks and reliability that have limited the amount of wood that it can introduce to its BFCC system. These issues have caused the Columbus facility to run significantly below its nameplate capacity for biomass of 500 bone dry tons per day and limited the Company’s ability to produce cellulosic gasoline and diesel. The Company has identified changes to the BFCC, hydrotreater and wood yard that it believes would improve the throughput performance of the Columbus facility. In terms of yield, the Company has identified additional enhancements that it believes would improve the overall yield of transportation fuels from each ton of biomass from the Columbus facility, which has been lower than expected due to a delay in introducing its new generation of catalyst to the facility and mechanical failures impeding desired chemical reactions in the BFCC reactor. In terms of overall process efficiency and reliability, the Company has previously generated products with an unfavorable mix that includes higher percentages of fuel oil and off specification product. Products with higher percentages of fuel oil result in lower product and RIN (as defined below) revenue and higher overall costs. The Company has identified changes that it believes would improve its processes and increase reliability and on-stream percentage throughout its Columbus facility. The Company also believes it can reduce operating costs by, among other things, decreasing natural gas consumption by the facility. The implementation of any such optimization projects is subject to the Company’s ability to raise additional working capital.

The Company has elected to suspend optimization work and bring the Columbus facility to a safe, idle state, which the Company believes will enable it to restart the facility upon the achievement of additional research and development milestones and if it is able to raise additional working capital.

In July 2014, the Company announced that, under the guidance of its board of directors, it has engaged Guggenheim Securities, LLC as the Company’s financial advisor and investment banker to provide financial advisory and investment banking services and to assist the Company in reviewing and evaluating various financing, transactional and strategic alternatives, including a possible merger, restructuring or sale of the Company (collectively, “Strategic Transactions”).

Development Stage Enterprise

Since inception, the Company has generated significant losses. As of June 30, 2014, the Company had an accumulated deficit of $629.3 million, and it expects to continue to incur operating losses until it has constructed its first standard commercial production facility and it is operational. The Company expects to incur additional costs and expenses related to research and development, optimization projects and upgrades at its Columbus facility, and other overhead and operating costs. The Company expects to have little revenue in 2014. The Company will need to raise additional funds to continue its operations, restart its Columbus facility, build its next commercial production facility and subsequent facilities, continue the development of its technology and products, commercialize any products resulting from its research and development efforts, and satisfy its debt service obligations.

Going Concern and Liquidity

The Company must raise capital in one or more external equity and/or debt financings to fund the cash requirements of its ongoing operations for the next twelve months from June 30, 2014. In addition, it must raise substantial additional capital to fund the restart of the Columbus facility and the development and construction of its next commercial production facility. The lack of any additional committed near term sources of financing outside of those described herein raises substantial doubt about the Company’s ability to continue as a going concern. Without additional financing the Company will be unable to fund its operations and meets its obligations past approximately September 30, 2014.

In July 2014 the Company entered into a Protective Advance Loan and Security Agreement (the “Protective Advance Agreement”) with KFT Trust, Vinod Khosla, Trustee (“Khosla” or the “Lender” and, together with other lenders who may become party to the agreement from time to time, the “Lenders”) and Khosla in its capacity as agent (the “Agent”) for the Lenders. Pursuant to the Protective Advance Agreement, the Lenders have agreed to make protective advance loans (each, a “Protective Advance” and, collectively, the “Protective Advances”) to the Company in an aggregate principal amount of up to $15,000,000 until the Maturity Date (as defined below). The Protective Advances will be used to (i) preserve, protect and prepare for the sale or disposition of the Company’s collateral under the Protective Advance Agreement or any portion thereof, and (ii) enhance the likelihood and maximize the amount of repayment of the Company’s Existing Secured Obligations (as defined below) and the obligations (the “Secured Obligations”) secured under the Protective Advance Agreement. The Company has drawn down approximately $6.9 million under the Protective Advance Agreement as of July 31, 2014.

The “Existing Secured Obligations” consist of the Company’s secured obligations under its existing (i) loan and security agreement dated January 26, 2012, as amended (ii) senior secured convertible note purchase agreement dated October 18, 2013, as amended and (iii) senior secured promissory note and warrant purchase agreement dated as of March 31, 2014, as amended. The Protective Advances bear interest from the funding date at 8.00% per annum (“Interest Rate”).

The Company has agreed to pay interest on the Protective Advances on the first day of each calendar month immediately following the effective date of the Protective Advance Agreement, provided that interest due will be paid in kind by adding such interest then due to the unpaid principal amount of the Protective Advance (“PIK Interest”) calculated at the Interest Rate. The entire principal balance of the Protective Advances and all accrued but unpaid interest (including PIK Interest), shall be due and payable on the earlier of (i) October 31, 2014 and (ii) the date on which all Protective Advances and other Secured Obligations shall become due and payable pursuant to the terms of the Protective Advance Agreement (the “Maturity Date”). At its option, the Company may prepay the Protective Advances, in whole or in part, (including capitalized PIK Interest and all accrued and unpaid PIK Interest) at any time.

The obligations of the Company under the Protective Advance Agreement may be accelerated upon the occurrence of an event of default under the Protective Advance Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, cross-defaults, defaults relating to litigation and a change of control default. In addition, the Company will be in default if it (i) fails to modify its loan agreement with the Mississippi Development Authority where such failure could reasonably be expected to adversely affect the Company’s ability to secure additional financing or investment, (ii) makes payments not in accordance with a budget provided in advance to the Lenders, (iii) fails to meet milestones relating to a company sale/refinancing set forth in the Protective Advance Agreement or (iv) has a member of its executive management team resign. In addition, the Company will be in default of the Protective Advance Agreement if its Forbearance Agreement with the Mississippi Development Authority expires or terminates for any reason or is modified without the consent of the Lenders, if its engagement of Guggenheim Securities, LLC as the Company’s investment banker and financial advisor terminates, if it fails to meet its R&D program benchmarks or if any other event occurs that the Agent determines could be expected to have a material adverse effect on the Company. In the event of a default under the Protective Advance Agreement, all Secured Obligations will bear interest at a rate equal to 10% per annum.

In connection with the Protective Advance Agreement, the Company granted the Lenders a security interest in all or substantially all of the Company’s tangible and intangible property, including intellectual property, now owned or hereafter acquired, subject to certain exclusions, which is senior in priority to the Existing Secured Obligations. In addition, the Lenders receive a junior security interest in all other tangible and intangible assets and property of the Company, now existing or hereinafter acquired, that are subject to liens having a priority security interest over the Lenders’ interest (the “Priority Liens”), but junior solely to the extent of such Priority Liens.

The Protective Advance Agreement is intended to replace the Company’s Senior Secured Promissory Note and Warrant Purchase Agreement (the “2014 Note Purchase Agreement”) with Khosla, and Khosla in its capacity as agent for Khosla, which was amended on July 3, 2014 to, among other things (i) provide for the sale and issuance of Protective Advance Notes (as defined below) and (ii) reduce the maximum principal amount of notes permitted outstanding at any one time (other than Protective Advance Notes) from $25 million to $10 million. The Company currently has $10 million in notes outstanding and therefore cannot draw down additional notes under this facility. “Protective Advance Notes” were senior secured promissory notes that could be purchased at the sole discretion of Khosla in the event the Company required liquidity funding to preserve, protect, prepare for sale or dispose of the collateral subject to the 2014 Note Purchase Agreement or to enhance the likelihood and maximize the amount of repayment of the secured obligations under the 2014 Note Purchase Agreement. All Protective Advance Notes that had been outstanding under the 2014 Note Purchase Agreement on the effective date of the Protective Advance Agreement were rolled up and deemed repaid under the 2014 Note Purchase Agreement and deemed part of the initial Protective Advance made under the Protective Advance Agreement

As discussed in Note 7 – Long-Term Debt, future Protective Advances require that payments are made in accordance with a budget approved by the Lenders. In addition, the Company’s representations and warranties to the Lenders must be true and correct in all material respects and no default or event of default may have occurred or be continuing at the time of a Protective Advance.

The Company has suspended all its optimization projects in order to bring the Columbus facility to a safe, idle state and has not demonstrated any additional research and development progress or any demonstrable progress towards achieving its financing performance milestones. The Company does not believe it can restart the Columbus facility on an economically viable basis at this time and therefore cannot be certain as to whether it will be able to successfully secure additional financing or the ultimate timing of such additional financing.

If the Company successfully receives all of the available Protective Advances, it expects to be able to fund its operations and meet its obligations until approximately September 30, 2014, but will need to raise additional funds to continue its operations beyond that date. If the Company is not successful in receiving all of the available Protective Advances or if it is otherwise unable to raise additional funds beyond approximately September 30, 2014, the Company will not have adequate liquidity to fund its operations and meet its obligations (including its debt payment obligations), in which case it will likely be forced to voluntarily seek protection under the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy may be filed against the Company). Even if the Company is able to receive all of the available Protective Advances or secure any additional financing, any investment may require significant changes to the Company’s current business structure, including, but not limited to: a change in the focus of its business; suspension of some or all of its operations; delaying or scaling back its business plan, including its research and development programs; reductions in headcount, overhead and other operating costs; and the longer-term or permanent closing of its Columbus facility, each of which would have a material adverse effect on its business, prospects and financial condition.

On October 18, 2013, the Company entered into a Senior Secured Convertible Promissory Note Purchase Agreement that was amended on October 20, 2013 and March 31, 2014 (the “October 2013 Note Purchase Agreement”) with Khosla Ventures III, LP (“KV III”), Khosla and VNK Management, LLC (“VNK” and, collectively with Khosla and KV III, the “Purchasers”) and KV III in its capacity as agent for the Purchasers. The Company’s private placement with Khosla involves two tranches. Any funds from the second tranche of the Khosla private placement is unlikely to come in the near term because in order to close the second tranche the Company must, among other things, raise $400 million from one or more offerings, private placements or other financing transactions.

As of June 30, 2014, the Company had cash and cash equivalents of $0.5 million. As of July 31, 2014 the Company had cash and cash equivalents of $0.8 million.

The Company’s material liquidity needs over the next twelve months from July 31, 2014 consist of the following:

•	Funding the Company’s research and development and overhead costs, which it expects to be approximately $40 million to $45 million, which it will need to obtain from outside sources.

•	Funding the Company’s debt service costs, which it expects to be approximately $5.6 million, assuming it continues to elect to pay-in-kind interest due under its outstanding loan agreements.

•

Funding the current operating costs to maintain the Columbus facility in its current idled state, which the Company expects to be approximately $6 million to $10 million. The Company expects to have a little to no revenue from its Columbus facility over the next 12 months, unless and until it restarts the facility.

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

The Company’s ability to obtain additional external debt financing is limited by the amount and terms of its existing borrowing arrangements and the fact that all of its assets have been pledged as collateral for these existing arrangements. In addition, any new financing will require the consent of its existing debt holders and may require the restructuring of its existing debt. A failure to make necessary timely payments under its existing debt instruments and to comply with the covenants under such debt instruments could result in an event of default which would have a material adverse effect on its business, prospects and financial condition.

The Company’s loan agreement with the Mississippi Development Authority (the “MDA”) requires semiannual payments on June 30 and December 31 each year. The Company was unable to make its semi-annual payment of $1,875,000 required by the MDA loan documents and was in default of certain non-payment obligations under the MDA loan (collectively, the “Existing/Anticipated Defaults”). On July 3, 2014, the Company and the MDA entered into a Forbearance Agreement, pursuant to which the MDA agreed to forbear from exercising its rights and remedies with respect to the Company’s Existing/Anticipated Defaults while the Company explores Strategic Transactions. The forbearance period commences on July 3, 2014 and ends on the earliest to occur of (i) October 31, 2014 or (ii) the date of a Forbearance Default. A “Forbearance Default” means (x) the existence and continuance of any event of default (other than an Existing/Anticipated Default) under the MDA loan documents, (y) any failure by the Company to keep or perform any of the terms, obligations, covenants or agreements required by the Forbearance Agreement or (z) any representation or warranty of the Company in the Forbearance Agreement being false, misleading or materially incorrect. If the forbearance period terminates, the MDA may accelerate amounts due under the MDA loan, which is secured by certain equipment, land and buildings of KiOR Columbus.

Furthermore, there are cross-default provisions in all of the Company’s existing debt instruments such that an event of default under one agreement or instrument could result in an event of default under another and permit those lenders to accelerate all of their secured obligations. The Company’s Existing/Anticipated Defaults under its MDA loan are in a forbearance period. If that period terminates and the Company is in default under the MDA loan, that default can trigger a cross default under all of the Company’s existing debt instruments. If an event of default resulted in the acceleration of all of its payment obligations under its debt instruments as of July 31, 2014, the Company would be required to pay its lenders an aggregate of $303.0 million. In the event of an acceleration of amounts due under its debt instruments as a result of an event of default, the Company will not have sufficient funds and does not expect to be able to arrange for additional financing to repay its indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interests in the collateral securing such indebtedness, in which case the Company will likely be forced to voluntarily seek protection under the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy may be filed against the Company). The Company’s failure to obtain additional external financing to fund its cash requirements would further cause noncompliance with its existing debt covenants which would have a material adverse effect on its business, prospects and financial condition. In addition, any new financing will require the consent of the Company’s existing debt holders and may require the restructuring of the Company’s existing debt.

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

Restricted Cash—Compensating Balances

The Company had restricted cash of $200,000 at June 30, 2014. The restricted cash relates to credit cards issued to the Company. Under the terms of this arrangement, the Company is required to maintain with the issuing bank a compensating balance, restricted as to use, of $200,000. Restricted cash is presented as a current asset as it relates to outstanding credit card balances that are presented as a current liability.

Common Stock Warrants

The Company estimates the fair value of its common stock warrants using the Black-Scholes option-pricing model. The risk-free interest rate was based on the market yield currently available on United States Treasury securities with maturities approximately equal to the warrant’s expected term. Expected term represents the period that the Company’s common stock warrants are expected to be outstanding. In the case of the common stock warrants issued under the Loan and Security Agreement (as defined below) and 2014 Note Purchase Agreement, the warrants generally have a term of seven years. The expected volatility was based on the historical stock volatilities of several comparable publicly-traded companies over a period equal to the expected terms of the warrants, as the Company does not have a long trading history to use to estimate the volatility of its own common stock. The Company’s expected dividend yield was assumed to be zero as it has not paid, and does not anticipate paying, cash dividends on its shares of common stock.

The Company will continue to use judgment in evaluating the expected volatility, expected term, and dividend rate related to its common stock warrants on a prospective basis and incorporating these factors into its warrant-valuation model.

Debt Classification

The Company classifies all debt due within the next 12 months as a current liability. Callable debt is any debt that allows a lender to demand repayment from the Company within the next 12 months. Debt may become callable because the Company violated a provision of the underlying debt agreement or because the Company is not expected to cure the violation of a provision in the underlying debt agreement during a specified grace period. The Company classifies callable debt as current unless: (a) the lender waives or otherwise loses the right to demand repayment from the Company for more than one year from the balance-sheet date or (b) it is probable that, during the grace period, the Company will cure the violation that would otherwise cause the obligation to become callable.

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

The following table presents the calculation of historical basic and diluted net loss per share of common stock attributable to the Company’s common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss per share:	(Amounts in thousands, except per share data)
Numerator:

Net loss attributable to Class A common stockholders – basic and diluted	$(13,982)	$(19,463)	$(30,555)	$(35,089)
Net loss attributable to Class B common stockholders – basic and diluted	(10,462)	(19,031)	(24,483)	(34,740)
Net loss attributable to Class A common stockholders and Class B common stock holders – basic and diluted	$(24,444)	$(38,494)	$(55,038)	$(69,829)

Denominator:
Weighted-average Class A common shares used in computing net loss per share of Class A common stock — basic and diluted	63,514	53,700	61,459	53,210
Weighted-average Class B common shares used in computing net loss per share of Class B common stock — basic and diluted	47,513	52,510	49,244	52,683

Weighted-average Class A common stock and Class B common stock – basic and diluted	111,027	106,210	110,703	105,893

Net loss per share of Class A common stock — basic and diluted	$(0.22)	$(0.36)	$(0.50)	$(0.66)
Net loss per share of Class B common stock — basic and diluted	$(0.22)	$(0.36)	$(0.50)	$(0.66)

The following outstanding shares on a weighted-average basis of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Amounts in thousands)
Common stock warrants	12,246	3,421	9,374	2,563
Restricted stock awards	2,292	3,711	2,585	3,121
Stock option awards	10,116	10,678	9,792	10,739
Senior secured convertible promissory note (if converted)	33,033	-	33,033	-
Total	57,687	17,810	54,784	16,423

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-08 (ASU 2014-08) “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The Company is currently in the process of evaluating the impact of the adoption on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-10 “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” ASU 2014-10 eliminates the concept of a development stage entity (“DSE”) in its entirety from current accounting guidance, including all incremental reporting requirements for a DSE. It is effective for annual periods beginning after December 15, 2014. ASU 2014-10 also eliminated an exception provided to a DSE for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. It is effective for annual periods beginning after December 15, 2015. Early adoption for each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company is currently in the process of evaluating the impact of the adoption on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12 “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. It is effective for annual periods beginning after December 15, 2015, but early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption on our consolidated financial statements.

3.	Fair Value of Financial Instruments

The Company’s assessment of the significance of a particular input to the fair value measurement of an asset or liability in its entirety requires management to make judgments and consider factors specific to the asset or liability. As of June 30, 2014 and December 31, 2013, the Company considered cash and cash equivalents, restricted cash, accounts payable, and accrued liabilities to be representative of their fair values because of their short-term maturities.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013 by level within the fair value hierarchy.

	June 30, 2014
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Financial Assets
Money market funds	1	-	-	1
Total financial assets	$1	$-	$-	$1

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Financial Assets
Money market funds	23,001	-	-	23,001

Total financial assets	$23,001	$-	$-	$23,001

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

The Company has estimated the fair value of its long-term debt obligations based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. Due to the Company’s current liquidity status as of June 30, 2014, it has concluded that the fair values of its long-term debt obligations are not significant.

The Company’s assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets and intangible assets. These items are recognized at fair value when they are considered to be impaired. At June 30, 2014, there was no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis.

4. Balance Sheet Components

Inventories consist of the following:

	June 30,	December 31,
	2014	2013
	(Amounts in thousands)
Raw materials	$1,119	$2,040
Work in process	-	72
Finished goods	-	441
Stores, supplies, and other	1,054	973
Total Inventories	$2,173	$3,526

Other accrued liabilities consist of the following:

	June 30,	December 31,
	2014	2013
	(Amounts in thousands)
Accrued interest expense	$1,554	$1,351
Accrued vacation	912	976
Accrued property taxes	886	1,587
Accrued Mississippi franchise taxes	1,816	2,122
Accrued utilities	193	949
Accrued legal fees	731	134
Other	1,525	1,414
Total Accrued liabilities	$7,617	$8,533

5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2014	2013
	(Amounts in thousands)
Property, Plant and Equipment:
Construction in progress	$13,030	$12,973
Lab and testing equipment	5,470	5,470
Leasehold improvements	5,139	5,139
Manufacturing machinery and equipment	238,888	238,888
Computer equipment and software	1,355	1,355
Furniture and fixtures	134	134
Land	550	550
Buildings	1,666	1,666
Impairment Loss	(196,269)	(196,269)
Total property, plant and equipment	69,963	69,906
Less: accumulated depreciation	(19,128)	(17,606)
Net property, plant and equipment	$50,835	$52,300

Depreciation expense was approximately $0.8 million and $3.0 million for the three months ended June 30, 2014 and 2013, respectively, and approximately $1.5 million and $4.6 million for the six months ended June 30, 2014 and 2013, respectively.

All of the Company’s long-lived assets are located in the United States.

6.	Intangible Assets

Intangible assets consist of the following:

	June 30,	December 31,
	2014	2013
	(Amounts in thousands)
Intangible Assets:
Purchased biomass conversion technology	$2,599	$2,599
Accumulated amortization	(1,141)	(1,054)
Purchased biomass conversion technology, net	1,458	1,545
Technology licenses	700	700
Accumulated amortization	(138)	(121)
Technology licenses, net	562	579
Intangible assets, net	$2,020	$2,124

7.	Long-Term Debt

At June 30, 2014, the Company was unable to make its semi-annual payment of $1,875,000 on its MDA loan. On July 3, 2014, the Company and the MDA entered into a Forbearance Agreement, pursuant to which the MDA agreed to forbear from exercising its rights and remedies with respect to the Company’s Existing/Anticipated Defaults while the Company explores Strategic Transactions. The forbearance period commenced on July 3, 2014 and ends on the earliest to occur of (i) October 31, 2014 or (ii) the date of a Forbearance Default. The Company cannot conclude it is probable that during this forbearance period, it will be able to make the $1,875,000 payment. As a result of this, the MDA loan has been presented as a current liability. Furthermore, there are cross-default provisions in all of the Company’s existing debt instruments such that an event of default under one agreement or instrument could result in an event of default under another and permit those lenders to accelerate all of their secured obligations. If the forbearance period terminates and the Company is in default under the MDA loan, that default can trigger a cross default under all of the Company’s existing debt instruments. Because the Company cannot conclude it is probable that during this forbearance period it will be able to make the $1,875,000 payment on the MDA loan, it has presented the outstanding balance under the Loan and Security Agreement with the LSA Lenders, as defined below, and the October 2013 Note Purchase Agreement as a current liability.

The $10 million borrowed under the 2014 Note Purchase Agreement have a maturity date that may be elected by the 2014 Note Purchasers holding a majority of the principal amount of all then-outstanding 2014 Notes at any time after August 1, 2014, provided that the Required Purchasers provide the Company with at least 10 days advance written notice of such date. As a result of this, the $10 million borrowed under the 2014 Note Purchase Agreement is presented as a current liability.

Long-term debt consists of the following:

	June 30,	December 31,
	2014	2013
	(Amounts in thousands)
Long-Term Debt:
Mississippi Development Authority Loan	$69,375	$69,375
Alberta Lenders/Khosla Loan and Security Agreement	114,084	104,447
October 2013 Note Purchase Agreement	95,697	95,697
2014 Note Purchase Agreement	10,000	-
Less: unamortized debt discounts	(38,924)	(41,571)
Long-term debt, net of discount	250,232	227,948
Less: current portion	(250,232)	(3,750)
Long-term debt, less current portion, net of discount	$-	$224,198

Protective Advance Agreement

In July 2014 the Company entered into the Protective Advance Agreement with the Lenders and the Agent. Pursuant to the Protective Advance Agreement, the Lenders have agreed to make Protective Advances to the Company in an aggregate principal amount of up to $15,000,000 until the Maturity Date. The Protective Advances will be used to (i) preserve, protect and prepare for the sale or disposition of the Company’s collateral under the Protective Advance Agreement or any portion thereof, and (ii) enhance the likelihood and maximize the amount of repayment of the Company’s Existing Secured Obligations and the Secured Obligations. The Company has drawn down approximately $6.9 million under the Protective Advance Agreement as of July 31, 2014.

The Company has agreed to pay interest on the Protective Advances on the first day of each calendar month immediately following the effective date of the Protective Advance Agreement, provided that interest due will be PIK Interest calculated at the Interest Rate. The entire principal balance of the Protective Advances and all accrued but unpaid interest (including PIK Interest), shall be due and payable on the Maturity Date. At its option, the Company may prepay the Protective Advances, in whole or in part, (including capitalized PIK Interest and all accrued and unpaid PIK Interest) at any time.

The obligations of the Company under the Protective Advance Agreement may be accelerated upon the occurrence of an event of default under the Protective Advance Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, cross-defaults, defaults relating to litigation and a change of control default. In addition, the Company will be in default if it (i) fails to modify its loan agreement with the Mississippi Development Authority where such failure could reasonably be expected to adversely affect the Company’s ability to secure additional financing or investment, (ii) makes payments not in accordance with a budget provided in advance to the Lenders, (iii) fails to meet milestones relating to a company sale/refinancing set forth in the Protective Advance Agreement or (iv) has a member of its executive management team resign. In addition, the Company will be in default of the Protective Advance Agreement if its Forbearance Agreement with the Mississippi Development Authority expires or terminates for any reason or is modified without the consent of the Lenders, if its engagement of Guggenheim Securities, LLC as the Company’s investment banker and financial advisor terminates, if it fails to meet its R&D program benchmarks or if any other event occurs that the Agent determines could be expected to have a material adverse effect on the Company. In the event of a default under the Protective Advance Agreement, all Secured Obligations will bear interest at a rate equal to 10% per annum.

In connection with the Protective Advance Agreement, the Company granted the Lenders a security interest in all or substantially all of the Company’s tangible and intangible property, including intellectual property, now owned or hereafter acquired, subject to certain exclusions, which is senior in priority to the Existing Secured Obligations. In addition, the Lenders receive a junior security interest in all other tangible and intangible assets and property of the Company, now existing or hereinafter acquired, that are subject to Priority Liens, but junior solely to the extent of such Priority Liens.

Future Protective Advances require that payments are made in accordance with a budget approved by the Lenders. In addition, the Company’s representations and warranties to the Lenders must be true and correct in all material respects and no default or event of default may have occurred or be continuing at the time of a Protective Advance.

The Protective Advance Agreement is intended to replace the Company’s 2014 Note Purchase Agreement with Khosla, and Khosla in its capacity as agent for Khosla, which was amended on July 3, 2014 as described above.

Senior Secured Promissory Note and Warrant Purchase Agreement

On March 31, 2014, the Company entered into a Senior Secured Promissory Note and Warrant Purchase Agreement with Khosla, and Khosla in its capacity as agent for the 2014 Note Purchaser, which was amended on July 3, 2014 to, among other things (i) provide for the sale and issuance of Protective Advance Notes and (ii) reduce the maximum principal amount of notes (the “2014 Notes”) permitted outstanding at any one time (other than Protective Advance Notes) from $25 million to $10 million. The Company currently has $10 million in 2014 Notes outstanding and therefore cannot draw down additional 2014 Notes under this facility. All Protective Advance Notes that had been outstanding under the 2014 Note Purchase Agreement on the effective date of the Protective Advance Agreement (described in further detail below) were rolled up and deemed repaid under the 2014 Note Purchase Agreement and deemed part of the initial Protective Advance made under the Protective Advance Agreement.

In connection with the $10 million borrowed, the Company issued to Khosla a warrant (a “2014 Warrant”) to purchase an aggregate of 1,745,200 shares of Class A common stock of the Company at an exercise price of $0.573 per share, which was the consolidated closing bid price for the Company’s Class A common stock on March 31, 2014. The 2014 Warrant was issued as partial consideration for Khosla’s entry into the 2014 Note Purchase Agreement and will expire 7 years from the date of the grant. Each 2014 Warrant may be exercised by payment of the exercise price in cash or on a net issuance basis.

The 2014 Notes have a maturity date that may be elected by the 2014 Note Purchasers holding a majority of the principal amount of all then-outstanding 2014 Notes (the “Required Purchasers”) at any time after August 1, 2014, provided that the Required Purchasers provide the Company with at least 10 days advance written notice of such date and provided further that if the Required Purchasers have not provided such notice prior to March 31, 2017, then the Maturity Date shall be April 2, 2017. The 2014 Notes accrue interest at a rate of 8% per annum (the “Applicable Rate”). The Company will pay interest on the principal amount of the Note on the first day of each full calendar month, beginning on July 1, 2014, provided that such interest may be paid in kind at the Company’s election by adding the interest then due to the unpaid principal amount of the Note. The 2014 Notes are secured by liens on fixtures, personal property and other assets of the Company specified in the 2014 Note Purchase Agreement. The 2014 Notes cannot be transferred except in the event of a change in control or to a permitted transferee.

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

The October 2013 Note Purchase Agreement contemplates two tranches of financing. The first tranche consisted of the issuance of $42.5 million of notes (the “2013 Notes”) in exchange for a like amount of cash and approximately $53.2 million of 2013 Notes in exchange for a like amount of existing indebtedness owed to Khosla for loans received from Khosla from and after March 17, 2013 under the Loan and Security Agreement. The second tranche consists of the sale of up to $7.5 million of shares of the Company’s Class A Common Stock and the sale of shares in exchange for a like amount of existing indebtedness equal to $25 million in principal amount, plus accrued interest and applicable fees outstanding under the Loan and Security Agreement prior to March 17, 2013. The shares of the Company’s Class A Common Stock issuable as a part of (i) the conversion of 2013 Notes in the first tranche, (ii) the second tranche and (iii) a part of the Purchaser’s option or the Company’s put option, as described below, are referred to as the “NPA Shares”.

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

Alberta Lenders/Khosla Term Loan

Overview of the Loan and Security Agreement

On January 26, 2012, the Company entered into a Loan and Security Agreement with 1538731 Alberta Ltd. as agent and lender, and 1538716 Alberta Ltd. (the “Alberta Lenders”), and Khosla, (collectively, the “LSA Lenders”). Pursuant to the agreement, the Alberta Lenders made a term loan to the Company in the principal amount of $50 million and Khosla made a term loan to the Company in the principal amount $25 million, for a total of $75 million in principal amount (the “Loan Advance”). At closing, the Company paid the LSA Lenders a facility of $750,000.

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

The Company also agreed to pay the LSA Lenders an end of term charge equal to 9% of the aggregate amount of all advances made plus all interest paid-in-kind (instead of cash interest) upon the earlier to occur of the maturity of the Loan Advance, prepayment in full of the Loan Advance, or when the Loan Advance becomes due and payable upon acceleration. The Company is amortizing the end of charge term to interest expense and increasing the liability for the end of term charge over the life of the loan. The Company had amortized approximately $6.5 million as of June 30, 2014, which is included in the principal balance of the loan.

The Company’s obligations under the Loan and Security Agreement may be accelerated upon the occurrence of an event of default under the Loan and Security Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, cross-defaults, and a change of control default. The Loan and Security Agreement also provides for indemnification of 1538731 Alberta Ltd. as agent and the LSA Lenders.

The Company granted the LSA Lenders a security interest in all or substantially all of its tangible and intangible property, including intellectual property, now owned or hereafter acquired, subject to certain exclusions.

Warrants Issuable under the Loan and Security Agreement

In connection with the Company’s initial entrance into the Loan and Security Agreement, the Company issued the LSA Lenders warrants (each an “Initial Warrant”), to purchase an aggregate of 1,161,790 shares of the Company’s Class A common stock, subject to certain anti-dilution adjustments, at an exercise price of $11.62 per share, which was the consolidated closing bid price for its Class A common stock on January 25, 2012. The Initial Warrants were issued as partial consideration for the LSA Lenders’ entry into the Loan and Security Agreement and will expire 7 years from the date of the grant. Each Initial Warrant may be exercised by payment of the exercise price in cash or on a net issuance basis.

In partial consideration for Amendment No. 1 to the Loan and Security Agreement described above, the Company issued the LSA Lenders warrants to purchase an aggregate of 619,867 shares of the Company’s Class A common stock for an exercise price per share of $5.71 (each an “ATM Warrant”). In addition, on the first day of each subsequent 12 month period, the Company has agreed to grant to the LSA Lenders additional shares under their respective ATM Warrants equal to (i) 3.75% of the average principal balance of the Loan Advance as of the last calendar day of each of the 12 months for such 12 month period payable to such LSA Lender as of the last calendar day of each 12 month period, divided by (ii) 100% of the volume-weighted average closing market price per share of its Class A Common Stock over the 20 consecutive trading days ending on, but excluding, the day of grant (the “Average Market Price”). As such, on March 18, 2014 the Company issued the LSA Lenders ATM Warrants to purchase an aggregate of 3,032,406 shares of its Class A common stock for an exercise price of $1.37. The ATM Warrants expire on August 3, 2020. As the Company borrowed additional amounts under the Loan and Security Agreement and the principal balance increased, the Company issued additional shares under its ATM Warrants. In connection with the additional $50 million borrowed from Khosla, the Company issued to Khosla an ATM Warrant to purchase 480,123 shares of its Class A Common Stock at exercise prices ranging from $3.10 per share to $5.06 per share. The ATM Warrants issued to Khosla will not be exercisable until the ATM Warrant issuances have been approved by the Company’s stockholders. Khosla Ventures controls a majority of the voting power of the Company’s outstanding common stock and would therefore also control any such approval vote.

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

In addition, the Company must issue each LSA Lender one or more additional warrants to purchase shares of the Company’s Class A common stock if the Company elects payment of paid-in-kind interest on the outstanding principal balance of the Loan Advance for any month (the “PIK Warrants”). Any PIK Warrants issued prior to the amendment of the Company’s Loan and Security Agreement are referred to as Initial PIK Warrants. Any PIK Warrants issued subsequent to the amendment of the Company’s Loan and Security Agreement are referred to as the Subsequent PIK Warrants.

The Initial PIK Warrants were issued as partial consideration for the LSA Lenders’ entry into the Loan and Security Agreement and will expire on August 3, 2020. The Company elected payment of paid-in-kind interest at the first of each month from March 2012 through February 2013, which required the Company to issue warrants to purchase an aggregate of 334,862 shares of its Class A common stock at exercise prices ranging from $11.62 to $13.15 per share to the LSA Lenders through February 2013.

The number of shares of the Company’s Class A common stock underlying the Subsequent PIK Warrants (assuming no net issuance) is an amount equal to 18% of the amount of interest paid-in-kind payable over the following 12 months divided by the Average Market Price. The Subsequent PIK Warrants expire on August 3, 2020. The Company elected to pay-in-kind interest over the 12 months following April 1, 2013. As such, in connection with closing Amendment No. 1, the Company issued the LSA Lenders Subsequent PIK Warrants to purchase an aggregate of 478,626 shares of the Company’s Class A common stock for an exercise price per share of $5.71. In connection with the additional $50 million borrowed from Khosla, the Company issued to Khosla a Subsequent PIK Warrant to purchase 377,238 shares of its Class A Common Stock at exercise prices ranging from $3.10 per share to $5.06 per share. The Subsequent PIK Warrants issued to Khosla will not be exercisable until the Subsequent PIK Warrant issuances have been approved by the Company’s stockholders, which vote is controlled by Khosla Ventures. The paid-in-kind interest increased the Loan Advance balance by $32.6 million from inception of the loan to June 30, 2014.

The Company has elected to pay-in-kind interest over the 12 months following April 1, 2014. As such, on March 18, 2014 the Company issued the LSA Lenders Subsequent PIK Warrants to purchase an aggregate of 2,342,471 shares of its Class A common stock for an exercise price per share of $1.37.

The number of shares for which each PIK Warrant, Subsequent Drawdown Warrant and ATM Warrant is exercisable and the associated exercise price is subject to certain anti-dilution adjustments. Each PIK Warrant, Subsequent Drawdown Warrant and ATM Warrant may be exercised by payment of the exercise price in cash or on a net issuance basis. The Initial Warrants, the PIK Warrants, the Subsequent Drawdown Warrants and the ATM Warrants obligate the Company to file a registration statement on Form S-3 covering the resale of such warrants and the shares of the Company’s Class A common stock issuable upon exercise of such warrants. Subsequent PIK Warrants, Subsequent Drawdown Warrants and ATM Warrants issued by the Company in connection with Amendment No. 1 required the Company to register the resale of such warrants and the shares underlying such warrants on a registration statement on Form S-3 by April 21, 2014 or else be subject to the liquidated damages described below. In connection with Amendment No. 3 to the Loan and Security Agreement, the LSA Lenders agreed to waive (the “Waiver”) the Company’s compliance with any requirement to register the Warrant Agreements, the Additional Warrant Agreements, the Post-First Amendment Additional Warrant Agreements, the ATM Warrant Agreements and all shares of Class A Common Stock issued or issuable upon exercise thereof on Form S-3, as well as any liquidated damages owed to the LSA Lenders as a result of such failure to register the above-referenced warrants and shares on Form S-3. The Waiver applies from the original date of issuance of the warrants until and through January 21, 2015.

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

The Company and the LSA Lenders have agreed that without the Company first obtaining the approval from its stockholders, which vote is controlled by Khosla Ventures, the Company will not have any obligation to issue, and will not issue, any warrants under the Loan and Security Agreement (including without limitation the ATM Warrants, the Subsequent Drawdown Warrants and the Subsequent PIK Warrants) to the extent that their issuance, when aggregated, would obligate the Company to issue more that 19.99% of the Company’s outstanding Class A common stock (or securities convertible into such Class A common stock), or the outstanding voting power, as calculated immediately prior to the execution of the amendment (subject to appropriate adjustments for any stock splits, stock dividends, stock combinations or similar transactions), in each case at a price less than the greater of the book or market value of the Company’s Class A common stock.

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

The Company is a parent guarantor for the payment of the outstanding balance under the loan. The Company was unable to make its semi-annual payment of $1,875,000 required by the MDA loan documents on June 30, 2014 and was in default of certain non-payment obligations under the MDA loan. On July 3, 2014, the Company and the MDA entered into a Forbearance Agreement, pursuant to which the MDA agreed to forbear from exercising its rights and remedies with respect to the Company’s Existing/Anticipated Defaults while the Company explores Strategic Transactions. The forbearance period commences on July 3, 2014 and ends on the earliest to occur of (i) October 31, 2014 or (ii) the date of a Forbearance Default. If the forbearance period terminates, the MDA may accelerate amounts due under the loan agreement, which is secured by certain equipment, land and buildings of KiOR Columbus.

In 2011, the Company received all $75.0 million under the MDA Loan to reimburse the Company for expenses incurred on the construction of its initial-scale commercial production facility located in Columbus, Mississippi. As of June 30, 2014, borrowings of approximately $69.4 million under the MDA Loan were outstanding.

The non-interest bearing component of the MDA Loan was estimated to be approximately $32.2 million, which is recorded as a discount on the MDA Loan and a reduction of the capitalized cost of the related assets for which the Company was reimbursed in the same amount. The loan discount is recognized as interest expense, subject to interest capitalization during the construction phase, using the effective interest method. As of June 30, 2014, $7.0 million of the loan discount had been recognized as interest expense and subsequently capitalized to the extent allowed.

Interest expense

For the three months ended June 30, 2014 and 2013, interest expense incurred was $8.3 million and $7.6 million, respectively, of which zero and $363,000, respectively, was capitalized. For the six months ended June 30, 2014 and 2013, interest expense incurred was $15.4 million and $13.6 million, respectively, of which zero and $4.2 million, respectively, was capitalized.

8.	Income Taxes

The effective tax rate for the three months ended June 30, 2014 and 2013 was 0%.

At June 30, 2014, the Company had a net federal income tax net operating loss (“NOL”) carryforward balance of $98.9 million. If unused, the net operating loss carryforwards begin expiring in 2028. The Company has a full valuation allowance for its net deferred tax assets because the Company has incurred losses since inception. Certain changes in the ownership of the Company could result in limitations on the Company’s ability to utilize the federal net operating loss carryforwards. The Company has incurred overall net windfalls as a result of the difference between the book and tax deductions for restricted stock. Since the Company is in a taxable loss position for 2014 and cannot carry back the NOL to generate a cash tax refund, the benefit of the excess tax deduction has not been recorded to additional paid-in capital in the financial statements. In addition, a deferred tax asset for the net operating loss created by the windfall has not been recorded. The estimated net suspended NOL at June 30, 2014 is $5.1 million.

The Company’s only taxing jurisdictions are the United States, Texas, and Mississippi. The Company’s tax years 2010 to present remain open for federal examination.

9.	Commitments and Contingencies

Litigation

From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of business.

On August 20, 2013, Michael Berry, a purported purchaser of the Company’s common stock, filed a complaint in the United States District Court for the Southern District of Texas against the Company, its Chief Executive Officer, and its former Chief Financial Officer, captioned Michael Berry v. KiOR, Inc., Fred Cannon, and John Karnes. The plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act. The plaintiff sought to represent a class of purchasers of the Company’s securities from August 14, 2012 to August 7, 2013, and alleged that during this period the market price of the Company’s common stock was artificially inflated by allegedly false or misleading statements principally concerning the timing of projected biofuel production levels at the Company’s Columbus, Mississippi facility. On October 21, 2013, two other purported purchasers of the Company’s common stock, Sharon Kegerreis and Dave Carlton, filed motions to be appointed as lead plaintiffs in connection with this putative class action and to have their attorneys approved as lead counsel. Mr. Berry did not file a motion to be appointed as lead plaintiff. On November 25, 2013, Sharon Kegerreis and Dave Carlton were appointed Lead Plaintiffs and their selection of co-lead counsel was approved by the Court. Lead Plaintiffs then filed an amended class action complaint on January 27, 2014, alleging the Exchange Act and Rule 10b-5 violations of the original complaint and seeking to represent a class of purchasers of the Company’s securities from August 14, 2012 to January 8, 2014. Lead Plaintiffs seek compensatory damages in favor of all members of the class, as well as attorneys’ fees and litigation costs. On March 25, 2014, the defendants moved to dismiss the amended complaint on grounds that it failed to satisfy the pleading requirements of the Private Securities Litigation Reform Act. Instead of responding to this motion to dismiss, Lead Plaintiffs moved for leave to file a second amended complaint on May 19, 2014, which the Court granted. On May 27, 2014, Lead Plaintiffs filed the Second Amended Class Action Complaint, which asserts the same claims against the same defendants, but seeks to represent a class of purchasers of the Company’s securities from November 8, 2012 to March 17, 2014. On July 3, 2014, defendants moved to dismiss the second amended complaint. Lead Plaintiffs are expected to file a response to this motion on August 11, 2014, to which the defendants will thereafter respond. The Court has scheduled oral argument on the defendants’ motion to dismiss the second amended complaint for September 26, 2014.

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

The SEC has served the Company with two subpoenas (dated January 28, 2014 and July 17, 2014), pursuant to a formal order of investigation, seeking documents about, among other subject matters, the progress at its Columbus facility, its projected biofuel production levels and the status of the Company's technology. The Company is committed to cooperating with the SEC and has been responding to the subpoena requests. It is not possible at this time to predict the outcome of the SEC investigation, including whether or when any proceedings might be initiated, when these matters may be resolved or what, if any, penalties or other remedies may be imposed.

On March 10, 2014, the United States Department of Labor (“DOL”) served the Company with notice that a complaint had been filed with the DOL by a former employee. The complainant alleges violations of the Corporate and Criminal Fraud Accountability Act of 2002 (Title VIII of the Sarbanes-Oxley Act) in connection with the Company’s termination of his employment on January 20, 2014, and seeks back pay, front pay, lost benefits, compensatory damages, litigation costs, and attorneys’ fees. On August 7, 2014, the DOL found that there was no reasonable cause to believe that the Company had violated the Corporate and Criminal Fraud Accountability Act of 2002 and dismissed the complaint. The Complainant has 30 days to file an objection.  If no objection is filed, the DOL's findings will become final and not subject to court review.

Except for the matters described above, the Company is not a party to any material litigation or proceeding and are not aware of any material litigation or proceeding pending or threatened against us.

Commitments under the Mississippi Development Authority Loan

Under the MDA Loan agreement, KiOR Columbus committed to make specified investments within Mississippi by December 31, 2015, including an aggregate $500.0 million investment in property, plant and equipment located in Mississippi and expenditures for wages and direct local purchases totaling $85.0 million. Based on its current estimates, the Company believes that it will be unable to meet the specified investment requirement in property, plant and equipment under its MDA Loan and if the Columbus facility is not operating during 2014, it expects it will be unable to meet the specified expenditures for wages and direct local purchases. Failure to meet these requirements would constitute a default under its MDA Loan. Any defaults under its MDA Loan could, in turn, result in cross defaults under its other loan facilities. The Company is a parent guarantor for the payment of the outstanding balance under the loan. As of June 30, 2014, KiOR Columbus had approximately $69.4 million in outstanding borrowings under the loan, which are guaranteed by the Company.

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

On March 31, 2014, the Company entered into the 2014 Note Purchase Agreement with the 2014 Note Purchaser. The 2014 Note Purchase Agreement contemplates multiple tranches of financing of up to $25 million. The first and second tranches, which closed on April 3, 2014 and May 22, 2014, respectively, consisted of the purchase by Khosla of $10.0 million in 2014 Notes in exchange for a like amount of cash.

On July 3, 2014, the Company entered into the Protective Advance Agreement with the Lenders and the Agent. Pursuant to the Protective Advance Agreement, the Lenders have agreed to make Protective Advances to the Company in an aggregate principal amount of up to $15,000,000 until the Maturity Date.

See Note 7 – Long-Term Debt for a description of the loans. The Alberta Lenders, Khosla, KV III and VNK are beneficial owners of more than 5% of the Company’s common stock.

11.	Stockholders’ Equity

Common Stock Warrants Outstanding

Warrants Issued in Connection with Equipment Loans

On March 25, 2010, the Company entered into an equipment loan agreement with Silicon Valley Bank ("Equipment Loan #2). In connection with Equipment Loan #2, the Company issued warrants to purchase 16,998 shares of the Company’s Series B convertible preferred stock at an exercise price of $2.941 per share. The warrants are exercisable upon issuance and expire ten years from the issuance date. Upon the close of the Company’s initial public offering on June 29, 2011, warrants to purchase 16,998 shares of Series B convertible preferred stock automatically converted into warrants to purchase an equivalent number of Class A common stock. Warrants issued in connection with Equipment Loan #2 were still outstanding as of June 30, 2014.

Warrants Issued in Connection with Amendments of Equipment and Business Loan

In connection with the amendments to the equipment loan agreement with Lighthouse Capital Partners VI, L.P dated December 30, 2008 and the Company’s January 27, 2010 business loan agreement with Lighthouse Capital Partners VI, L.P. and Leader Lending, LLC (the “Business Loan”) in February 2011 and April 2011, the Company agreed to issue warrants to purchase $300,000 of securities issued in a next-round equity financing, which resulted in the Company issuing warrants to purchase 61,200 shares of Series C convertible preferred stock at an exercise price of $4.902 per share. Upon the close of the initial public offering on June 29, 2011, warrants to purchase 61,200 shares of Series C convertible preferred stock automatically converted into warrants to purchase 25,000 shares of Class A common stock using a conversion price of 80% of the price per share in the Company’s initial public offering. Warrants issued in connection with amendments to Equipment Loan #1 and the Company’s Business Loan were still outstanding as of June 30, 2014.

Warrants Issued in Connection with Alberta Lenders/Khosla Term Loan

Please see Note 7 – Long-Term Debt for a discussion of warrants issued under the Alberta Lenders/Khosla Term Loan prior to our first quarter ended March 31, 2014. On March 18, 2014, the Company issued the Lenders ATM Warrants and Subsequent PIK Warrants to purchase an aggregate of 5,374,877 shares of its Class A common stock for an exercise price of $1.37. The table below shows warrants issued and assumptions used to value the warrants during the six months ended June 30, 2014:

March 18,
2014
Shares issuable	5,374,877
Stock price	$0.65
Exercise price	$1.37
Expected volatility	75.00%
Risk-free interest rate	2.01%
Dividend yield	-
Expected term (in years)	6.5
Fair value	$0.36

The warrants may be exercised by payment of the exercise price in cash or on a net issuance basis. All warrants issued pursuant to the Loan and Security Agreement were outstanding as of June 30, 2014. The following warrant activity occurred for the warrants issued in connection with the Loan and Security Agreement:

Warrant Holder	Type of Warrant	Shares underlying warrants issued as of December 31, 2013	Shares underlying warrants issued during the period ended June 30, 2014	Shares underlying warrants exercised during the period ended June 30, 2014	Shares underlying warrants outstanding at June 30, 2014
1538731 Alberta Ltd.	ATM	148,355	725,756	-	874,111
	PIK	194,693	560,631	-	755,324
	Other (1)	278,055	-	-	278,055
1538716 Alberta Ltd.	ATM	264,890	1,295,848	-	1,560,738
	PIK	347,633	1,001,016	-	1,348,649
	Other (1)	496,472	-	-	496,472
KFT Trust, Vinod Khosla, Trustee	ATM	686,745	1,010,802	-	1,697,547
	PIK	648,400	780,824	-	1,429,224
	Subsequent Drawdown Warrant	2,139,997	-	-	2,139,997
	Other (1)	387,263	-	-	387,263
TOTAL		5,592,503	5,374,877	-	10,967,380

(1) Other warrants consist of the initial warrants issued in connection with the Company’s entrance into the Loan and Security Agreement.

The Company determined that the warrants issuable pursuant to the Loan and Security Agreement and 2014 Note Purchase Agreement should be accounted for as equity based on the rationale that the Company does not have an obligation to transfer assets to the holders of the warrants. This is because the warrants cannot be redeemed and may only be satisfied by the issuance of shares to the warrant holders. This determination is supported by the guidance under Accounting Standards Codification 470-20, Debt Instruments with Detachable Warrants, which states that (i) proceeds from the sale of a debt instrument with stock purchase warrants are allocated based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance and (ii) the portions of the proceeds allocated to the warrants should be accounted for as paid-in capital. Based upon the guidance above, the Initial Warrants, PIK Warrants, Subsequent Drawdown Warrants, ATM Warrants and warrants issued under the 2014 Note Purchase Agreement have been accounted for as equity.

Warrants Issued in Connection with 2014 Note Purchase Agreement

In connection with the $10 million borrowed under the 2014 Note Purchase Agreement, the Company issued to Khosla a 2014 Warrant to purchase an aggregate of 1,745,200 shares of Class A common stock of the Company at an exercise price of $0.573 per share. The table below shows warrants issued and assumptions used to value the warrants during the six months ended June 30, 2014:

	April 3,	May 22,
	2014	2014
Shares issuable	872,600	872,600
Stock price	$0.72	$0.44
Exercise price	$0.573	$0.573
Expected volatility	75.00%	75.00%
Risk-free interest rate	2.38%	2.10%
Dividend yield	-	-
Expected term (in years)	7	7
Fair value	$0.53	$0.29

12.	Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense related to options and restricted stock granted was allocated to cost of product revenue, research and development expense, and sales, general and administrative expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Amounts in thousands)
Cost of product revenue	$89	$89	$178	$156
Research and development	86	381	335	1,007
Sales, general and administrative	1,578	3,003	3,393	6,036
Total stock-based compensation expense	$1,753	$3,473	$3,906	$7,199

The amount of the excess tax benefits and the related additional paid in capital have not been set up as net operating losses. The excess tax benefits are currently being carried forward and not yet monetized.

Amended and Restated 2007 Stock Option/Stock Issuance Plan

Options to purchase approximately 4.4 million shares of Class A common stock and options to purchase approximately 3.7 million shares of Class B common stock were outstanding under the Company’s Amended and Restated 2007 Stock Option/Stock Issuance Plan (the “2007 Plan”) as of June 30, 2014. Options to purchase approximately 5.5 million shares of Class A common stock and options to purchase approximately 3.9 million shares of Class B common stock were outstanding as of December 31, 2013 under the 2007 Plan.

Stock option activity for the Company under the 2007 Plan was as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (Years)	Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2013	9,415	$1.51
Options Granted	-	-
Exercised	(236)	0.09
Forfeited	(1,105)	2.68

Outstanding at June 30, 2014	8,074	$1.40	5.3	$1,011
Exercisable	7,373	$1.25	5.3	$998

The total intrinsic value of options exercised during the three months ended June 30, 2014 and 2013 was $24,000 and $625,000, respectively, and $194,000 and $1.1 million for the six months ended June 30, 2014 and 2013, respectively. There remains $2.5 million in unrecognized stock-based compensation cost that is expected to be recognized over a weighted-average period of 1.3 years.

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

Restricted stock activity for the Company under the 2007 Plan was as follows:

		Weighted-
	Number of	Average
	Shares	Grant-Date
	(In thousands)	Fair Value
Nonvested—December 31, 2013	186	$15.00
Granted	-	-
Vested	(40)	$15.00
Forfeited	(21)	$15.00

Nonvested—June 30, 2014	125	$15.00

As of June 30, 2014, there was $1.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2007 Plan that is expected to be recognized over a weighted-average period of 1.3 years.

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

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (Years)	Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2013	207	$8.60
Options Granted	1,750	0.47
Exercised	-	-
Forfeited	(5)	14.01
Outstanding at June 30, 2014	1,952	$1.30	9.5	$-
Exercisable	66	$10.85	6.9	$-

The weighted-average grant-date fair value of options granted under the 2011 Plan during the three and six months ended June 30, 2014 was $0.32. There is a remaining $1.3 million in unrecognized stock-based compensation cost that is expected to be recognized over a weighted-average period of 4.6 years. The fair value of the options granted under the 2011 Plan was calculated using the following assumptions:

Three and Six
Months Ended
June 30, 2014
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

Restricted stock activity for the Company under the 2011 Plan, other than awards under the Company’s Annual Incentive Plan for which performance goals have not been met, was as follows:

		Weighted-
	Number of	Average
	Shares	Grant-Date
	(In thousands)	Fair Value
Nonvested—December 31, 2013	2,091	$6.14
Granted	-	-
Vested	(710)	6.30
Forfeited	(151)	6.62
Nonvested—June 30, 2014	1,230	$5.99

As of June 30, 2014, there was $7.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2011 Plan that is expected to be recognized over a weighted-average period of 1.7 years.

In March 2013, the compensation committee of the Board of Directors approved the performance metrics for the Company’s 2013 Company Annual Incentive Plan (the “2013 Incentive Plan”). Awards under the 2013 Incentive Plan are denominated in shares of Class A common stock under the Company’s 2011 Plan. If pre-determined performance goals are met, fully vested shares of Class A common stock will be granted to the officers and employees, so long as the officer or employee is still an employee at that date. Participants in the 2013 Incentive Plan have the ability to receive up to 200% of the target number of shares originally granted. During the first quarter of 2013, the compensation committee approved target awards for an aggregate of 575,758 shares of Class A common stock for officers of the Company to be administered by the committee and authorized target awards for an aggregate of 327,960 shares of Class A common stock for key employees to be administered by management of the Company under the 2013 Incentive Plan.

2012 Employee Stock Purchase Plan

The awards granted for the purchase period beginning January 1, 2014 under the 2012 ESPP had a fair value of $0.77 per share using the following assumptions: a risk-free interest rate of 0.1%, expected volatility of 112.67%, expected dividend yield of 0%, and an expected term of 0.5 years. For the purchase period January 1, 2014 through June 30, 2014, the Company’s employees purchased 85,336 shares under the 2012 ESPP at a price per share of $0.31.

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

In April 2012, we mechanically completed our Columbus facility. During the fourth quarter of 2012, we commissioned our proprietary BFCC operation at the Columbus facility, and produced our first “on specification” cellulosic intermediate oil in limited quantities. In the first quarter of 2013, we commissioned the Columbus plant’s hydrotreater and fractionation units, and made our first cellulosic diesel and gasoline shipments in March 2013 and June 2013, respectively. During 2013, we intermittently operated our Columbus facility but did not reach “steady state” production.

We have substantial doubts about our ability to continue as a going concern. To continue as a going concern, we must secure additional capital to provide us with additional liquidity.

In July 2014 we entered into a Protective Advance Loan and Security Agreement, or the Protective Advance Agreement, with KFT Trust, Vinod Khosla, Trustee, who we refer to as Khosla or the Lender, and, together with other lenders who may become party to the agreement from time to time, the Lenders, and Khosla in its capacity as agent, or the Agent, for the Lenders. Pursuant to the Protective Advance Agreement, the Lenders have agreed to make protective advance loans, each of which we refer to as a Protective Advance, and, collectively, as Protective Advances, to us in an aggregate principal amount of up to $15,000,000 until the Maturity Date (as defined below). The Protective Advances will be used to (i) preserve, protect and prepare for the sale or disposition of our collateral under the Protective Advance Agreement or any portion thereof, and (ii) enhance the likelihood and maximize the amount of repayment of our Existing Secured Obligations (as defined below) and the obligations, which we refer to as the Secured Obligations, secured under the Protective Advance Agreement. Future Protective Advances require that payments are made in accordance with a budget approved by the Lenders. In addition, our representations and warranties to the Lenders must be true and correct in all material respects and no default or event of default may have occurred or be continuing at the time of a Protective Advance. We have drawn down approximately $6.9 million under the Protective Advance Agreement as of July 31, 2014.

The Protective Advance Agreement is intended to replace our Senior Secured Promissory Note and Warrant Purchase Agreement, which we refer to as the 2014 Note Purchase Agreement, with Khosla, and Khosla in its capacity as agent for Khosla, which was amended on July 3, 2014 to, among other things (i) provide for the sale and issuance of Protective Advance Notes (as defined below) and (ii) reduce the maximum principal amount of notes, which we refer to as 2014 Notes, permitted outstanding at any one time (other than Protective Advance Notes) from $25 million to $10 million. We currently have $10 million in 2014 Notes outstanding and therefore cannot draw down additional 2014 Notes under this facility. Protective Advance Notes were senior secured promissory notes that could be purchased at the sole discretion of Khosla in the event we required liquidity funding to preserve, protect, prepare for sale or dispose of the collateral subject to the 2014 Note Purchase Agreement or to enhance the likelihood and maximize the amount of repayment of the secured obligations under the 2014 Note Purchase Agreement. All Protective Advance Notes that had been outstanding under the 2014 Note Purchase Agreement on the effective date of the Protective Advance Agreement were rolled up and deemed repaid under the 2014 Note Purchase Agreement and deemed part of the initial Protective Advance made under the Protective Advance Agreement

As discussed in further detail below, we have suspended all optimization projects we began during the first quarter of 2014 in order to bring the Columbus facility to a safe, idle state. We do not believe we can restart the Columbus facility on an economically viable basis at this time and therefore cannot be certain as to whether we will be able to successfully secure additional financing or the ultimate timing of such additional financing. In addition, even if we are able to receive all of the Protective Advances available under the Protective Advance Agreement or secure any additional financing, any investment may require significant changes to our current business structure, including, but not limited to: a change in the focus of our business; suspension of some or all of our operations; delaying or scaling back our business plan, including our research and development programs; reductions in headcount, overhead and other operating costs; and the longer-term or permanent closing of our Columbus facility, each of which would have a material adverse effect on our business, prospects and financial condition.

Other than the Protective Advance Agreement, we have no other near-term sources of financing. In July 2014, we announced that, under the guidance of our board of directors, we engaged Guggenheim Securities, LLC as our financial advisor and investment banker to provide financial advisory and investment banking services and to assist us in reviewing and evaluating various financing, transactional and strategic alternatives, including a possible merger, restructuring or sale of us, which we collectively refer to as Strategic Transactions.

If we successfully receive all of the funding available under our Protective Advance Agreement, we expect to be able to fund our operations and meet our obligations until approximately September 30, 2014, but will need to raise additional funds to continue our operations beyond that date. If we are not successful in achieving our performance milestones or if we are otherwise unable to raise additional funds beyond approximately September 30, 2014, we will not have adequate liquidity to fund our operations and meet our obligations (including our debt payment obligations), in which case we will likely be forced to voluntarily seek protection under the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy may be filed against us).

As discussed above, during the first quarter of 2014, we commenced a series of optimization projects and upgrades at our Columbus facility. The optimization projects and upgrades were targeted at improving throughput, yield and overall process efficiency and reliability. In terms of throughput, we have experienced issues with structural design bottlenecks and reliability that have limited the amount of wood that we can introduce to our BFCC system. These issues have caused the Columbus facility to run significantly below its nameplate capacity for biomass of 500 bone dry tons per day and limited our ability to produce cellulosic gasoline and diesel. We have identified changes to the BFCC, hydrotreater and wood yard that we believe would improve the throughput performance of the Columbus facility. In terms of yield, we have identified additional enhancements that we believe would improve the overall yield of transportation fuels from each ton of biomass from the Columbus facility, which has been lower than expected due to a delay introducing our new generation of catalyst to the facility and mechanical failures impeding desired chemical reactions in the BFCC reactor. In terms of overall process efficiency and reliability, we have previously generated products with an unfavorable mix that includes higher percentages of fuel oil and off specification product. Products with higher percentages of fuel oil result in lower product and RIN revenue and higher overall costs. We have identified changes that we believe would improve our processes and increase reliability and on-stream percentage throughout at our Columbus facility. We also believe we could reduce operating costs by, among other things, decreasing natural gas consumption by the facility. We do not expect to implement these optimization projects until we are able to raise additional working capital. We have elected to suspend optimization work and to bring the Columbus facility to a safe, idle state, which we believe will enable us to restart the facility upon the achievement of additional research and development milestones and if we are able to raise additional working capital.

Subject to our ability to our ability to raise capital, our ability to successfully complete our optimization projects and upgrades and the success of these projects and upgrades in improving operations at our Columbus facility, we intend to begin construction of our next commercial production facility. We will also need to raise additional capital to continue our operations continue the development of our technology and products, commercialize any products resulting from our research and development efforts, and satisfy our debt service obligations.

We were incorporated and commenced operations in July 2007. Since our inception, we have operated as a development stage company, performing extensive research to develop, enhance, refine and commercialize our biomass-to-cellulosic fuel technology platform. We have focused our efforts on research and development and getting our Columbus facility to steady state operations. As a result, we have generated significant net losses since our inception. As of June 30, 2014, we had an accumulated deficit of $629.3 million and we expect to continue to incur operating losses until we construct our first standard commercial production facility and it is operational. As discussed above, we have substantial doubts about our ability to continue as a going concern and we must raise capital in one or more external equity and/or debt financings to fund the cash requirements of our ongoing operations. Other than the Protective Advance Agreement, all of our other committed sources of financing are contingent upon, among other things, our raising $400 million from one or more offerings, private placements or other financing transactions, which we do not expect to occur prior to the completion of the optimization projects and upgrades at our Columbus facility.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates have not materially changed from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013. These policies include inventories, impairment of long-lived assets and intangible assets, stock-based compensation, income taxes and common stock warrants.

Results of Operations

During 2014, we ceased production at our Columbus facility in order to focus on optimization projects and upgrades that were targeted at improving throughput, yield and overall process efficiency and reliability. We have elected to suspend all optimization work and to bring the Columbus facility to an idle state. During this time, unless and until we restart the facility, we expect to have no production and limited revenue from the facility, but will continue to incur significant operating costs and expenses. If we successfully receive all of the funding available under our Protective Advance Agreement, we expect to be able to fund our operations and meet our obligations until approximately September 30, 2014, but will need to raise additional funds to continue our operations beyond that date.

Three Months Ended June 30, 2014 compared to the Three Months Ended June 30, 2013

Revenues

	Three Months Ended June 30,		Change
	2014	2013	$	%
	(Amounts in thousands)
Revenues:
Product revenue	$210	$189	$21	11%
Renewable identification number revenue	21	50	(29)	(58)%
Total revenues	$231	$239	$(8)

Product revenue. Our product revenue was $210,000 for the three months ended June 30, 2014 compared to $189,000 for the same period in 2013. Product revenue was generated by cellulosic gasoline, diesel, and fuel oil shipments from products we produced prior to idling our Columbus facility. For the three months ended June 30, 2014 and 2013, our revenue from our Columbus facility consisted of the following:

	Three Months Ended June 30,
	2014	2013
Product revenue
Cellulosic Gasoline	$184,000	$123,000
Cellulosic Diesel	$18,000	$53,000
Fuel Oil	$8,000	$13,000

Gallons produced
Cellulosic Gasoline	-	64,000
Cellulosic Diesel	-	37,000
Fuel Oil	-	32,000

Gallons sold
Cellulosic Gasoline	84,000	56,000
Cellulosic Diesel	5,000	19,000
Fuel Oil	8,000	19,000

Our cellulosic gasoline for the three months ended June 30, 2014 was “off specification” product that did not generate any RINs. Currently, we have ceased work on a series of optimization projects and upgrades at the Columbus facility and have brought the facility to an idle state. These projects were targeted at improving throughput, yield and overall process efficiency and reliability and to address problems we have had to date in the Columbus facility with structural design bottlenecks and reliability issues, operations below nameplate capacity, unfavorable product mix and higher costs due to overall process inefficiencies. As a result of this cessation of operations, we are unable to estimate 2014 production levels.

Renewable identification number revenue. Our renewable identification number, or RIN revenue was $21,000 for the three months ended June 30, 2014 compared to $50,000 for the same period in 2013. For the three months ended June 30, 2014, our RIN revenue consisted of $4,000 from 9,000 cellulosic diesel RINs and $17,000 from 25,000 cellulosic gasoline RINs compared to $14,000 from 33,000 cellulosic diesel RINs and $36,000 from 85,000 cellulosic gasoline RINs for the same period in 2013. Our fuel oil shipments do not generate RINs.

If and when we restart our Columbus facility, we expect that our revenues from sales of cellulosic gasoline and diesel and RINs will be limited and unpredictable, at least in the near term. In addition, we ceased work on optimization projects and upgrades at our Columbus facility and have brought the facility to an idle state. During this time, we expect to have little to no revenue. We also expect that our revenues will be subject to price fluctuations, including the prices we obtain from different customers for our cellulosic gasoline, diesel and fuel oil and RINs under our off-take agreements or spot sale arrangements. All revenues for the three months ended June 30, 2014 are attributable to customers in the United States. In addition, the value of cellulosic gasoline and diesel RINs decreased following the announcement in November 2013 of proposed 2014 Renewable Volume Obligation, or RVO, rulemaking through the EPA. We expect the value we receive for our cellulosic gasoline and diesel RINs will continue to be depressed during pendency of such rulemaking and could remain depressed if the final RVO rulemaking does not support companies like ours.

Operating Expenses

	Three Months Ended June 30,		Change
	2014	2013	$	%
	(Amounts in thousands)
Operating expenses:
Cost of product revenue	$5,278	$15,088	$(9,810)	(65)%
Research and development expenses	5,826	8,572	$(2,746)	(32)%
General and administrative expenses	5,318	7,865	(2,547)	(32)%
Total operating expenses	$16,422	$31,525	$(15,103)

Cost of product revenue. Our cost of product revenue decreased by $9.8 million, or 65%, for the three months ended June 30, 2014 compared to the same period in 2013. During the six months ended June 30, 2014, we have not been able to secure any substantial long-term capital to allow us to operate the Columbus facility. During the three months ended June 30, 2013, we were operating the Columbus facility and at the beginning of 2014 we began a series of optimization projects targeted at improving throughput, yield and overall process efficiency and reliability and to address problems we have had to date in the Columbus facility with structural design bottlenecks and reliability issues, operations below nameplate capacity, unfavorable product mix and higher costs due to overall process inefficiencies. As a result of not being able to secure any substantial long-term capital, during the first quarter of 2014 we had to cease work on the projects and brought the facility to an idle state, which has reduced our operating costs. This has also caused us to reduce full-time employee headcount, contractors, and consultants. The facility will remain idle until we can obtain substantial capital that will allow us to properly staff the facility, complete the optimization and upgrade projects, and restart the facility.

Research and Development Expenses. Our research and development expenses decreased by $2.7 million, or 32%, for the three months ended June 30, 2014 compared to the same period in 2013. The decrease in research and development expenses was primarily due to a decrease of $1.1 million in maintenance costs associated with our research and development facilities primarily as a result of a reduction in maintenance contractors. There was also a decrease in research and development payroll and related expenses of $1.0 million as a result of reduced headcount, less overtime, and less stock compensation. Our research and development headcount decreased from 106 full-time employees at June 30, 2013 to 77 full-time employees at June 30, 2014. The remaining decrease in research and development expense of $0.6 million primarily relates to a reduction in laboratory testing and supplies and a reduction in consultant fees.

General and Administrative Expenses. Our general and administrative expenses decreased by $2.5 million, or 32%, for the three months ended June 30, 2014 compared to the same period in 2013. The decrease in general and administrative expenses was primarily due to a decrease of $2.1 million in payroll and related expenses, which is primarily attributable to a decrease of $1.4 million in stock based compensation expense. The decrease to payroll and related expenses, including stock based compensation, is primarily due to our general and administrative headcount decreasing from 42 full-time employees at June 30, 2013 to 25 full-time employees at June 30, 2014. The remaining decrease in general and administrative expenses of $1.2 million primarily relates to a reduction in consultant, accounting, maintenance, new employee, travel and entertainment, and insurance fees. The decrease to general and administrative expenses was partially offset by an increase of $0.8 million in legal fees related to shareholders’ lawsuit and the SEC inquiry of us and are discussed in more detail in Part II, Item 1 – Legal Proceedings.

Other Income (Expense), Net

	Three Months Ended June 30,		Change
	2014	2013	$	%
	(Amounts in thousands)
Other income (expense), net:
Interest expense, net of amounts capitalized	(8,253)	(7,208)	$1,045	14%
Total operating expenses	$(8,253)	$(7,208)	$1,045

Interest Expense, Net of Amounts Capitalized. Interest expense increased by approximately $1.0 million for the three months ended June 30, 2014 compared to the same period in 2013. Increase in interest expense is related to an increase in long-term debt. Also, during the three months ended June 30, 2013, we capitalized approximately $363,000 of interest expense related to the design work of our previously planned commercial production facility in Natchez, Mississippi.

Six Months Ended June 30, 2014 compared to the Six Months Ended June 30, 2013

Revenues

	Six Months Ended June 30,		Change
	2014	2013	$	%
	(Amounts in thousands)
Revenues:
Product revenue	$312	$257	$55	21%
Renewable identification number revenue	21	53	(32)	(60)%
Total revenues	$333	$310	$23

Product revenue. Our product revenue was $312,000 for the six months ended June 30, 2014 compared to $257,000 for the same period in 2013. Product revenue was primarily generated by cellulosic gasoline, diesel, and fuel oil shipments from products we produced prior to idling our Columbus facility. For the six months ended June 30, 2014 and 2013, our revenue from our Columbus facility consisted of the following:

	Six Months Ended June 30,
	2014	2013
Product revenue
Cellulosic Gasoline	$242,000	$123,000
Cellulosic Diesel	$57,000	$69,000
Fuel Oil	$13,000	$13,000

Gallons produced
Cellulosic Gasoline	-	86,000
Cellulosic Diesel	-	45,000
Fuel Oil	-	54,000

Gallons sold
Cellulosic Gasoline	113,000	56,000
Cellulosic Diesel	11,000	24,000
Fuel Oil	13,000	19,000

Our cellulosic gasoline for the six months ended June 30, 2014 was primarily related to “off specification” product that did not generate any RINs. The remaining product revenue for the six months ended June 30, 2013 was generated from our research and development facilities and it primarily relates to revenue earned from the sale of blended diesel to one of our offtake customers for fleet testing. Currently, we have ceased work on a series of optimization projects and upgrades at the Columbus facility and have brought the facility to an idle state. These projects were targeted at improving throughput, yield and overall process efficiency and reliability and to address problems we have had to date in the Columbus facility with structural design bottlenecks and reliability issues, operations below nameplate capacity, unfavorable product mix and higher costs due to overall process inefficiencies. As a result of this cessation of operations, we are unable to estimate 2014 production levels.

Renewable identification number revenue. Our renewable identification number, or RIN revenue was $21,000 for the six months ended June 30, 2014 compared to $53,000 for the same period in 2013. For the six months ended June 30, 2014, our RIN revenue consisted of $29,000 from 46,000 cellulosic gasoline RINs partially offset by a loss of $8,000 for our cellulosic diesel due to price adjustments compared to $17,000 from 41,000 cellulosic diesel RINs and $36,000 from 85,000 cellulosic gasoline RINs for the same period in 2013. Our fuel oil shipments do not generate RINs.

If and when we restart our Columbus facility, we expect that our revenues from sales of cellulosic gasoline and diesel and RINs will be limited and unpredictable, at least in the near term. In addition, we ceased work on optimization projects and upgrades at our Columbus facility and have brought the facility to an idle state. During this time, we expect to have little to no revenue. We also expect that our revenues will be subject to price fluctuations, including the prices we obtain from different customers for our cellulosic gasoline, diesel and fuel oil and RINs under our off-take agreements or spot sale arrangements. All revenues for the six months ended June 30, 2014 are attributable to customers in the United States. In addition, the value of cellulosic gasoline and diesel RINs decreased following the announcement in November 2013 of proposed 2014 Renewable Volume Obligation, or RVO, rulemaking through the EPA. We expect the value we receive for our cellulosic gasoline and diesel RINs will continue to be depressed during pendency of such rulemaking and could remain depressed if the final RVO rulemaking does not support companies like ours.

Operating Expenses

	Six Months Ended June 30,		Change
	2014	2013	$	%
	(Amounts in thousands)
Operating expenses:
Cost of product revenue	$14,712	$20,496	$(5,784)	(28)%
Research and development expenses	12,567	17,738	$(5,171)	(29)%
General and administrative expenses	12,734	22,541	(9,807)	(44)%
Total operating expenses	$40,013	$60,775	$(20,762)

Cost of product revenue. Our cost of product revenue decreased by $5.8 million, or 28%, for the six months ended June 30, 2014 compared to the same period in 2013. See explanation for decrease in the section above for the three months ended June 30, 2014.

Research and Development Expenses. Our research and development expenses decreased by $5.2 million, or 29%, for the six months ended June 30, 2014 compared to the same period in 2013. The decrease in research and development expenses was primarily due to a decrease of $1.9 million in maintenance costs associated with our research and development facilities primarily a result of a reduction in maintenance contractors. There was also a decrease in research and development payroll and related expenses of $1.9 million as a result of reduced headcount, less overtime, and less stock compensation. Our research and development headcount decreased from 106 full-time employees at June 30, 2013 to 77 full-time employees at June 30, 2014. Our stock compensation expense was lower primarily due to us not expecting to achieve as many goals under our 2013 Incentive Plan as we did under our 2012 Company Annual Incentive Plan, or the 2012 Incentive Plan. The remaining decrease in research and development expense of $1.4 million primarily relates to a reduction in laboratory testing and supplies and a reduction in consultant fees.

General and Administrative Expenses. Our general and administrative expenses decreased by $9.8 million, or 44%, for the six months ended June 30, 2014 compared to the same period in 2013. This decrease was primarily the result of start-up costs and general and administrative expenses incurred at our Columbus facility during the six months ended June 30, 2013 of $6.6 million compared to $0.3 million of general and administrative expenses incurred at our Columbus facility during the six months ended June 30, 2014, a decrease of $6.3 million. This $6.3 million decrease is primarily due to two months of start-up costs in 2013 reported in general and administrative expenses prior to us placing our Columbus facility into service in March 2013, which concluded in our classifying costs as start-up. Operating costs at the facility subsequent to us placing it into service are now included in cost of product revenue, unless they are general and administrative in nature.

The remaining decrease in general and administrative expenses of $3.5 million was primarily due to a decrease of $3.9 million in payroll and related expenses, which is primarily attributable to a decrease of $2.7 million in stock based compensation expense. Our stock compensation expense was lower primarily due to us not expecting to achieve as many goals under our 2013 Incentive Plan as we did under our 2012 Incentive Plan and due to a reduction in headcount. The remaining decrease to payroll and related expenses is primarily due to our general and administrative headcount decreasing from 42 full-time employees at June 30, 2013 to 25 full-time employees at June 30, 2014. The remaining decrease in general and administrative expenses of $1.6 million primarily relates to a reduction in consultant, accounting, maintenance, new employee, travel and entertainment, and insurance fees. The decrease to general and administrative expenses was partially offset by an increase of $2.0 million in legal fees related to a shareholders’ lawsuit and the SEC inquiry of us and are discussed in more detail in Part II, Item 1 – Legal Proceedings.

Other Income (Expense), Net

	Six Months Ended June 30,		Change
	2014	2013	$	%
	(Amounts in thousands)
Other income (expense), net:
Interest income	$-	$1	$(1)	100%
Interest expense, net of amounts capitalized	(15,358)	(9,365)	$5,993	64%
Total operating expenses	$(15,358)	$(9,364)	$5,994

Interest Income. Interest income decreased by $1,000, or 100%, for the six months ended June 30, 2014 as compared to the same period in 2013. The decrease is primarily due to less cash on hand invested in money market accounts.

Interest Expense, Net of Amounts Capitalized. Interest expense increased by approximately $6.0 million, or 64%, for the six months ended June 30, 2014 compared to the same period in 2013. Increase in interest expense is primarily related to an increase in long-term debt. Also, in March 2013, we placed our initial-scale commercial production facility in Columbus, Mississippi into service, and at that time we no longer capitalized interest, so the six months ending June 30, 2013 had two months of interest expense that was capitalized.

Liquidity and Capital Resources

Since inception, we have generated significant losses. As of June 30, 2014, we had an accumulated deficit of approximately $629.3 million and we expect to continue to incur operating losses until we construct our first standard commercial production facility and it is operational. We must raise significant additional capital by approximately September 30, 2014 in order to fund the cash requirements of our ongoing operations.

Other than our Protective Advance Agreement, we have no other near-term sources of financing. As discussed in further detail above, we have suspended all optimization projects we began during the first quarter of 2014 in order to bring the Columbus facility to a safe, idle state. We do not believe we can restart the Columbus facility on an economically viable basis at this time and therefore cannot be certain as to whether we will be able to successfully secure additional financing or the ultimate timing of such additional financing.

If we successfully receive all of the funding available under our Protective Advance Agreement, we expect to be able to fund our operations and meet our obligations until approximately September 30, 2014, but will need to raise additional funds to continue our operations beyond that date. If we are not successful in receiving all of the available funding or if we are otherwise unable to raise additional funds beyond approximately September 30, 2014, we will not have adequate liquidity to fund our operations and meet our obligations (including our debt payment obligations), in which case we will likely be forced to voluntarily seek protection under the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy may be filed against us).

Even if we are able to receive all of the available funding under the Protective Advance Agreement or secure any additional financing, any investment may require significant changes to our current business structure, including, but not limited to: a change in the focus of our business; suspension of some or all of our operations; delaying or scaling back our business plan, including our research and development programs; reductions in headcount, overhead and other operating costs; and the longer-term or permanent closing of our Columbus facility, each of which would have a material adverse effect on our business, prospects and financial condition. We have substantial doubts about our ability to continue as a going concern.

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

As of June 30, 2014, we had cash and cash equivalents of $0.5 million. As of July 31, 2014, we had cash and cash equivalents of $0.8 million.

Our material liquidity needs over the next twelve months from July 31, 2014 consist of the following:

•	Funding our research and development costs and overhead costs, which we expect to be approximately $40 million to $45 million, which we will need to obtain from outside sources.

•	Funding our debt service costs, which we expect to be approximately $5.6 million, assuming we continue to elect to pay-in-kind interest due under our outstanding loan agreements.

•

Funding the current operating costs of our Columbus facility, including costs to bring the facility to an idle state and maintain the facility in near ready startup mode, which we expect to be approximately $6 million to $10 million. We expect to have a little to no revenue from our Columbus facility over the next 12 months, unless and until we restart the facility.

In addition to the cash on hand at July 31, 2014 and the additional approximately $8.1 million we may receive under the Protective Advance Agreement, we must raise $43 million to $52 million in one or more external equity and/or debt financings to fund the cash requirements of our ongoing operations and our material liquidity needs for the next twelve months from July 31, 2014 described above. As discussed in further detail below, other than the Protective Advance Agreement, our private placements with Khosla involve two tranches and the second tranche is our only other committed source of financing. Any funds from the second tranche of the Khosla private placement is unlikely to come in the near term because in order to close such second tranche we must, among other things, raise $400 million.

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

Our loan agreement with the Mississippi Development Authority, which we refer to as the MDA, requires semiannual payments on June 30 and December 31 each year. We were unable to make our semi-annual payment of $1,875,000 required by the MDA loan documents and were in default of certain non-payment obligations under the MDA loan, which we refer to as the Existing/Anticipated Defaults. On July 3, 2014, we and the MDA entered into a Forbearance Agreement, pursuant to which the MDA agreed to forbear from exercising its rights and remedies with respect to our Existing/Anticipated Defaults while we explore Strategic Transactions. The forbearance period commences on July 3, 2014 and ends on the earliest to occur of (i) October 31, 2014 or (ii) the date of a Forbearance Default. A “Forbearance Default” means (x) the existence and continuance of any event of default (other than an Existing/Anticipated Default) under the MDA loan documents, (y) any failure by us to keep or perform any of the terms, obligations, covenants or agreements required by the Forbearance Agreement or (z) any representation or warranty by us in the Forbearance Agreement being false, misleading or materially incorrect. If the forbearance period terminates, the MDA may accelerate amounts due under the loan agreement, which is secured by certain equipment, land and buildings of KiOR Columbus LLC, which we refer to as KiOR Columbus or our Columbus facility.

Furthermore, there are cross-default provisions in all of our existing debt instruments such that an event of default under one agreement or instrument could result in an event of default under another and permit those lenders to accelerate all of their secured obligations. Our Existing/Anticipated Defaults under our MDA loan are in a forbearance period. If that period terminates and we are in default under the MDA loan, that default can trigger a cross default under all of our existing debt instruments. If an event of default resulted in the acceleration of all of our payment obligations under our debt instruments as of July 31, 2014, we would be required to pay our lenders an aggregate of $303.0 million. In the event of an acceleration of amounts due under our debt instruments as a result of an event of default, we will not have sufficient funds to pay such amounts and do not expect to be able to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interests in the collateral securing such indebtedness, in which case we will likely be forced to voluntarily seek protection under the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy may be filed against us).

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

Long-Term Debt

Long-term debt at June 30, 2014 consisted of the following:

	June 30,	December 31,
	2014	2013
	(Amounts in thousands)
Long-Term Debt:
Mississippi Development Authority Loan	$69,375	$69,375
Alberta Lenders/Khosla Loan and Security Agreement	114,084	104,447
October 2013 Note Purchase Agreement	95,697	95,697
2014 Note Purchase Agreement	10,000	-
Less: unamortized debt discounts	(38,924)	(41,571)
Long-term debt, net of discount	250,232	227,948
Less: current portion	(250,232)	(3,750)
Long-term debt, less current portion, net of discount	$-	$224,198

Protective Advance Agreement

In July 2014 we entered into a Protective Advance Agreement with the Lenders and the Agent. Pursuant to the Protective Advance Agreement, the Lenders have agreed to make Protective Advances to us in an aggregate principal amount of up to $15,000,000 until the Maturity Date (as defined below). The Protective Advances will be used to (i) preserve, protect and prepare for the sale or disposition of our collateral under the Protective Advance Agreement or any portion thereof, and (ii) enhance the likelihood and maximize the amount of repayment of our Existing Secured Obligations and the Secured Obligations. We have drawn down approximately $6.9 million under the Protective Advance Agreement as of July 31, 2014.

Our “Existing Secured Obligations” consist of our secured obligations under our existing (i) loan and security agreement dated January 26, 2012, as amended (ii) senior secured convertible note purchase agreement dated October 18, 2013, as amended and (iii) 2014 Note Purchase Agreement. The Protective Advances bear interest from the funding date at 8.00% per annum, which we refer to as the Interest Rate.

We have agreed to pay interest on the Protective Advances on the first day of each calendar month immediately following the effective date of the Protective Advance Agreement, provided that interest due will be paid in kind by adding such interest then due to the unpaid principal amount of the Protective Advance, which we refer to as PIK Interest, calculated at the Interest Rate. The entire principal balance of the Protective Advances and all accrued but unpaid interest (including PIK Interest), shall be due and payable on the earlier of (i) October 31, 2014 and (ii) the date on which all Protective Advances and other Secured Obligations shall become due and payable pursuant to the terms of the Protective Advance Agreement, which we refer to as the Maturity Date. At its option, we may prepay the Protective Advances, in whole or in part, (including capitalized PIK Interest and all accrued and unpaid PIK Interest) at any time.

Our obligations under the Protective Advance Agreement may be accelerated upon the occurrence of an event of default under the Protective Advance Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, cross-defaults, defaults relating to litigation and a change of control default. In addition, we will be in default if we (i) fail to modify our loan agreement with the MDA where such failure could reasonably be expected to adversely affect our ability to secure additional financing or investment, (ii) make payments not in accordance with a budget provided in advance to the Lenders, (iii) fail to meet milestones relating to a company sale/refinancing set forth in the Protective Advance Agreement or (iv) have a member of our executive management team resign. In addition, we will be in default of the Protective Advance Agreement if our Forbearance Agreement with the MDA expires or terminates for any reason or is modified without the consent of the Lenders, if our engagement of Guggenheim Securities, LLC as our investment banker and financial advisor terminates, if we fail to meet our R&D program benchmarks or if any other event occurs that the Agent determines could be expected to have a material adverse effect on us. In the event of a default under the Protective Advance Agreement, all Secured Obligations will bear interest at a rate equal to 10% per annum.

In connection with the Protective Advance Agreement, we granted the Lenders a security interest in all or substantially all of our tangible and intangible property, including intellectual property, now owned or hereafter acquired, subject to certain exclusions, which is senior in priority to the Existing Secured Obligations. In addition, the Lenders receive a junior security interest in all our other tangible and intangible assets and property, now existing or hereinafter acquired, that are subject to liens having a priority security interest over the Lenders’ interest, which we refer to as the Priority Liens, but junior solely to the extent of such Priority Liens.

Future Protective Advances require that payments are made in accordance with a budget approved by the Lenders. In addition, our representations and warranties to the Lenders must be true and correct in all material respects and no default or event of default may have occurred or be continuing at the time of a Protective Advance.

The Protective Advance Agreement is intended to replace our 2014 Note Purchase Agreement with Khosla, and Khosla in its capacity as agent for Khosla, which was amended on July 3, 2014 as described below.

Senior Secured Promissory Note and Warrant Purchase Agreement

On March 31, 2014, we entered into the 2014 Note Purchase Agreement with Khosla, and Khosla in its capacity as agent for the 2014 Note Purchaser, which was amended on July 3, 2014 to, among other things (i) provide for the sale and issuance of Protective Advance Notes and (ii) reduce the maximum principal amount of notes , which we refer to as the 2014 Notes, permitted outstanding at any one time (other than Protective Advance Notes) from $25 million to $10 million. We currently have $10 million in 2014 Notes outstanding and therefore cannot draw down additional 2014 Notes under this facility. All Protective Advance Notes that had been outstanding under the 2014 Note Purchase Agreement on the effective date of the Protective Advance Agreement (described in further detail below) were rolled up and deemed repaid under the 2014 Note Purchase Agreement and deemed part of the initial Protective Advance made under the Protective Advance Agreement described above.

In connection with the $10 million borrowed, we issued to Khosla a warrant, which we refer to as a 2014 Warrant, to purchase an aggregate of 1,745,200 shares of Class A common stock at an exercise price of $0.573 per share, which was the consolidated closing bid price for our Class A common stock on March 31, 2014. The 2014 Warrant was issued as partial consideration for Khosla’s entry into the 2014 Note Purchase Agreement and will expire 7 years from the date of grant. Each 2014 Warrant may be exercised by payment of the exercise price in cash or on a net issuance basis.

The 2014 Notes have a maturity date that may be elected by the 2014 Note Purchasers holding a majority of the principal amount of all then-outstanding 2014 Notes, which we refer to as the Required Purchasers, at any time after August 1, 2014, provided that the Required Purchasers provide us with at least 10 days advance written notice of such date and provided further that if the Required Purchasers have not provided such notice prior to March 31, 2017, then the Maturity Date shall be April 2, 2017. The 2014 Notes accrue interest at a rate of 8% per annum, or the Applicable Rate. We will pay interest on the principal amount of the Note on the first day of each full calendar month, beginning on July 1, 2014, provided that such interest may be paid in kind at our election by adding the interest then due to the unpaid principal amount of the Note. The 2014 Notes are secured by liens on fixtures, personal property and other of our assets specified in the 2014 Note Purchase Agreement. The 2014 Notes cannot be transferred except in the event of a change in control or to a permitted transferee.

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

The October 2013 Note Purchase Agreement contemplates two tranches of financing. The first tranche consisted of the issuance of $42.5 million of notes, or the 2013 Notes, in exchange for a like amount of cash and approximately $53.2 million of 2013 Notes in exchange for a like amount of existing indebtedness owed to Khosla for loans received from Khosla from and after March 17, 2013 under the Loan and Security Agreement. The second tranche consists of the sale of up to $7.5 million of shares of our Class A Common Stock and the sale of shares of our Class A Common Stock in exchange for a like amount of existing indebtedness equal to $25 million in principal amount, plus accrued interest and applicable fees outstanding under the Loan and Security Agreement prior to March 17, 2013. The shares of our Class A Common Stock issuable as part of (i) the conversion of 2013 Notes in the first tranche, (ii) the second tranche and (iii) a part of the Purchaser’s option or our put option, as described below, are referred to as the NPA Shares.

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

The Stock Purchase Agreement contemplates the purchase of Gates Shares from us in two tranches. In the first tranche, which closed on October 21, 2013, Gates purchased Gates Shares worth $7.5 million at a price per share equal to $2.3176, which is the average daily volume weighted average price of our Class A Common Stock for the 20 trading days ending on October 17, 2013. We did not satisfy the closing conditions to close the contemplated second tranche of this financing by the June 30, 2014 deadline.

In connection with the Stock Purchase Agreement, we must also comply with certain covenants, such as furnishing financial statements to Gates. Furthermore, Gates has a right of first offer for the offer or sale by us of any new securities, provided that Gates beneficially owns 10% or more of the Gates Shares purchased in the first tranche closing.

Alberta Lenders/Khosla Term Loan

Overview of the Loan and Security Agreement

On January 26, 2012, we entered into a Loan and Security Agreement with 1538731 Alberta Ltd. as agent and lender, and 1538716 Alberta Ltd., as lender, which we refer to collectively as the Alberta Lenders, and Khosla, who we refer to, collectively with the Alberta Lenders, as the LSA Lenders. Pursuant to the agreement, the Alberta Lenders made a term loan to us in the principal amount of $50 million and Khosla made a term loan to us in the principal amount $25 million, for a total of $75 million in principal amount, which we refer to as the Loan Advance and which will be converted as described below. At closing, we paid the LSA Lenders a facility charge of $750,000.

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

We also agreed to pay the LSA Lenders an end of term charge equal to 9% of the aggregate amount of all advances made plus all interest paid-in-kind (instead of cash interest) upon the earlier to occur of the maturity of the Loan Advance, prepayment in full of the Loan Advance, or when the Loan Advance becomes due and payable upon acceleration. We are amortizing the end of charge term to interest expense and increasing the liability for the end of term charge over the life of the loan. We had amortized approximately $6.5 million as of June 30, 2014, which is included in the principal balance of the loan.

Our obligations under the Loan and Security Agreement may be accelerated upon the occurrence of an event of default under the Loan and Security Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, cross-defaults, and a change of control default. The Loan and Security Agreement also provides for indemnification of 1538731 Alberta Ltd. as agent and the LSA Lenders.

We granted the LSA Lenders a security interest in all or substantially all of our tangible and intangible property, including intellectual property, now owned or hereafter acquired, subject to certain exclusions.

Warrants Issuable under the Loan and Security Agreement

In connection with our initial entrance into the Loan and Security Agreement, we issued the LSA Lenders warrants, each of which we refer to as an Initial Warrant, to purchase an aggregate of 1,161,790 shares of our Class A common stock, subject to certain anti-dilution adjustments, at an exercise price of $11.62 per share, which was the consolidated closing bid price for our Class A common stock on January 25, 2012. The Initial Warrants were issued as partial consideration for the LSA Lenders’ entry into the Loan and Security Agreement and will expire 7 years from the date of the grant. Each Initial Warrant may be exercised by payment of the exercise price in cash or on a net issuance basis.

In partial consideration for Amendment No. 1 to the agreement described above, we issued the LSA Lenders warrants to purchase an aggregate of 619,867 shares of our Class A common stock for an exercise price per share of $5.71, which we refer to as an ATM Warrant. In addition, on the first day of each subsequent 12 month period, we have agreed to grant to the LSA Lenders additional shares under their respective ATM Warrants equal to (i) 3.75% of the average principal balance of the Loan Advance as of the last calendar day of each of the 12 months for such 12 month period payable to such LSA Lender as of the last calendar day of each 12 month period, divided by (ii) 100% of the volume-weighted average closing market price per share of our Class A Common Stock over the 20 consecutive trading days ending on, but excluding, the day of grant, which we refer to as the Average Market Price. As such, on March 18, 2014 we issued the LSA Lenders ATM Warrants to purchase an aggregate of 3,032,406 shares of its Class A common stock for an exercise price of $1.37. The ATM Warrants expire on August 3, 2020. As we borrowed additional amounts under the Loan and Security Agreement and the principal balance increased, we issued additional shares under our ATM Warrants. In connection with the additional $50 million borrowed from Khosla, we issued to Khosla an ATM Warrant to purchase 480,123 shares of our Class A Common Stock at exercise prices ranging from $3.10 per share to $5.06 per share. The ATM Warrants issued to Khosla will not be exercisable until the ATM Warrant issuances have been approved by our stockholders. Khosla Ventures controls a majority of the voting power of our outstanding common stock and would therefore also control any such approval vote.

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

In addition, we must issue each LSA Lender one or more additional warrants to purchase shares of our Class A common stock if we elect payment of paid-in-kind interest on the outstanding principal balance of the Loan Advance for any month, which we collectively refer to as the PIK Warrants. Any PIK Warrants issued prior to the amendment of our Loan and Security Agreement are referred to as Initial PIK Warrants. Any PIK Warrants issued subsequent to the amendment of our Loan and Security Agreement are referred to as the Subsequent PIK Warrants.

The Initial PIK Warrants were issued as partial consideration for the LSA Lenders’ entry into the Loan and Security Agreement and will expire on August 3, 2020. We elected payment of paid-in-kind interest at the first of each month from March 2012 through February 2013, which required us to issue warrants to purchase an aggregate of 334,862 shares of our Class A common stock at exercise prices ranging from $11.62 to $13.15 per share to the LSA Lenders through February 2013.

The number of shares of our Class A common stock underlying the Subsequent PIK Warrants (assuming no net issuance) is an amount equal to 18% of the amount of interest paid-in-kind payable over the following 12 months divided by the Average Market Price. The Subsequent PIK Warrants expire on August 3, 2020. We elected to pay-in-kind interest over the 12 months following April 1, 2013. As such, in connection with closing Amendment No. 1, we issued the LSA Lenders Subsequent PIK Warrants to purchase an aggregate of 478,626 shares of our Class A common stock for an exercise price per share of $5.71. In connection with the additional $50 million borrowed from Khosla, we issued to Khosla a Subsequent PIK Warrant to purchase 377,238 shares of our Class A Common Stock at exercise prices ranging from $3.10 per share to $5.06 per share. The Subsequent PIK Warrants issued to Khosla will not be exercisable until the Subsequent PIK Warrant issuances have been approved by our stockholders, which vote is controlled by Khosla Ventures. The paid-in-kind interest increased the Loan Advance balance by $32.6 million from inception of the loan to June 30, 2014.

We have elected to pay-in-kind interest over the 12 months following April 1, 2014. As such, on March 18, 2014 we issued the LSA Lenders Subsequent PIK Warrants to purchase an aggregate of 2,342,471 shares of its Class A common stock for an exercise price per share of $1.37.

The number of shares for which each PIK Warrant, Subsequent Drawdown Warrant and ATM Warrant is exercisable and the associated exercise price is subject to certain anti-dilution adjustments. Each PIK Warrant, Subsequent Drawdown Warrant and ATM Warrant may be exercised by payment of the exercise price in cash or on a net issuance basis. The Initial Warrants, the PIK Warrants, the Subsequent Drawdown Warrants and the ATM Warrants obligate us to file a registration statement on Form S-3 covering the resale of such warrants and the shares of our Class A common stock issuable upon exercise of such warrants. Subsequent PIK Warrants, Subsequent Drawdown Warrants and ATM Warrants issued by us in connection with Amendment No. 1 required us to register the resale of such warrants and the shares underlying such warrants on a registration statement on Form S-3 by April 21, 2014, or else be subject to the liquidated damages described below. In connection with Amendment No. 3 to the Loan and Security Agreement, the LSA Lenders agreed to waive our compliance with any requirement to register the Warrant Agreements, the Additional Warrant Agreements, the Post-First Amendment Additional Warrant Agreements, the ATM Warrant Agreements and all shares of Class A Common Stock issued or issuable upon exercise thereof on Form S-3, as well as any liquidated damages owed to the LSA Lenders as a result of such failure to register the above-referenced warrants and shares on Form S-3, which we refer to as the Waiver. The Waiver applies from the original date of issuance of the warrants until and through January 21, 2015.

If a registration statement is not declared effective on or prior to January 21, 2015, which we refer to as the Registration Deadline, or if the registration statement has been declared effective but has been suspended we will pay to the warrantholder liquidated damages. The liquidated damages payable are an amount equal to the product of (i) the aggregate exercise price of the warrant and the warrant shares then held by the warrantholder, which are not able to be sold pursuant to a registration statement for the reasons previously described, multiplied by (ii) one and one-half hundredths (.015), for each 30 day period, (A) after the Registration Deadline and prior to the date the registration statement is declared effective by the SEC, and (B) during which sales of any warrants or warrant shares covered by a registration statement cannot be made pursuant to any such registration statement after the registration statement has been declared effective, subject to limited exceptions. The liquidated damages are payable in cash within five trading days after the end of each 30 day period that gives rise to the payment obligation, but are limited to 25% of the Aggregate Share Price paid by (or to be paid by) a warrantholder for its warrant shares.

We and the LSA Lenders have agreed that without our first obtaining the approval from our stockholders, which vote is controlled by Khosla Ventures, we will not have any obligation to issue, and will not issue, any warrants under the Loan and Security Agreement (including without limitation the ATM Warrants, the Subsequent Drawdown Warrants and the Subsequent PIK Warrants) to the extent that their issuance, when aggregated, would obligate us to issue more than 19.99% of our outstanding Class A common stock (or securities convertible into such Class A common stock), or the outstanding voting power, as calculated immediately prior to the execution of the amendment (subject to appropriate adjustments for any stock splits, stock dividends, stock combinations or similar transactions), in each case at a price less than the greater of the book or market value of our Class A common stock.

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

We are a parent guarantor for the payment of the outstanding balance under the loan. We were unable to make our semi-annual payment of $1,875,000 required by the MDA loan documents on June 30, 2014 and were in default of certain non-payment obligations under the MDA loan. On July 3, 2014, we and the MDA entered into a Forbearance Agreement, pursuant to which the MDA agreed to forbear from exercising its rights and remedies with respect to our Existing/Anticipated Defaults while we explore Strategic Transactions. The Forbearance period commences on July 3, 2014 and ends on the earliest to occur of (i) October 31, 2014 or (ii) the date of a Forbearance Default. If the forbearance period terminates, the MDA may accelerate amounts due under the loan agreement, which is secured by certain equipment, land and buildings of KiOR Columbus.

In 2011, we received all $75.0 million under the MDA Loan to reimburse us for expenses incurred on the construction of our Columbus facility. As of June 30, 2014, borrowings of approximately $69.4 million under the MDA Loan were outstanding.

The non-interest bearing component of the MDA Loan was estimated to be approximately $32.2 million which is recorded as a discount on the MDA Loan and a reduction of the capitalized cost of the related assets for which we were reimbursed in the same amount. The loan discount is recognized as interest expense, subject to interest capitalization during the construction phase, using the effective interest method. As of June 30, 2014, $7.0 million of the loan discount had been recognized as interest expense and subsequently capitalized to the extent allowed.

Cash Flows

	Six Months Ended June 30,
	2014	2013
	(Amounts in thousands)
Net cash used in operating activities	$(34,996)	$(48,081)
Net cash used in investing activities	$(74)	$(9,863)
Net cash provided by financing activities	$10,497	$28,552

Operating activities. Net cash used in operating activities for the six months ended June 30, 2014 was $35.0 million compared to $48.1 million for the same period in 2013. Net cash used in operating activities for the six months ended June 30, 2014 reflects a net loss of $55.0 million and a negative $2.2 million net change in our operating assets and liabilities partially offset by non-cash charges of $22.2 million. The non-cash charges consisted of $16.7 million for non-cash interest expense and amortization of deferred costs, $3.9 million in stock based compensation, and $1.6 million in depreciation and amortization. Net cash used in operating activities for the six months ended June 30, 2013 reflects a net loss of $69.8 million and a negative $679,000 net change in our operating assets and liabilities partially offset by non-cash charges of $22.4 million. The non-cash charges primarily consisted of $7.2 million in stock based compensation, $5.4 million in interest expense, $5.1 million for amortization of debt discounts and prepaid insurance, and $4.7 million in depreciation and amortization.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2014 was $74,000 compared to $9.9 million for the same period in 2013. The cash used in investing activities during the six months ended June 30, 2014 related to development of computer hardware and software and capital enhancements at our research and development facilities. The cash used in investing activities during the six months ended June 30, 2013 is primarily related to design costs for what was going to be our next commercial production facility. We expect that our investing activity will not be significant until we obtain financing to complete our optimization projects and upgrades at our Columbus facility and construct our next commercial production facility.

Financing Activities. Net cash provided by financing activities was $10.5 for the six months ended June 30, 2014 as compared to $28.6 million for the same period in 2013. The net cash provided by financing activities for the six months ended June 30, 2014 was primarily attributable to $10 million borrowed under our 2014 Note Purchase Agreement and $1.2 million of financed insurance premiums partially offset by $0.7 million of payments on our financed insurance premiums. The net cash provided by financing activities for the six months ended June 30, 2013 was attributable to $30 million borrowed from Khosla under the Amended Security and Loan Agreement, $885,000 of financed insurance premium and $286,000 received from option exercises partially offset by $2.6 million of payments on our MDA loan and equipment loans.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of June 30, 2014, our investment portfolio consisted primarily of money market funds. Due to the short-term nature of our investment portfolio and our limited amounts of cash invested as of June 30, 2014, our exposure to interest rate risk is minimal.

Item 4. Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1. Legal Proceedings

On August 20, 2013, Michael Berry, a purported purchaser of our Class A common stock, filed a complaint in the United States District Court for the Southern District of Texas against us, our Chief Executive Officer, and our former Chief Financial Officer, captioned Michael Berry v. KiOR, Inc., Fred Cannon, and John Karnes. The plaintiff alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act. The plaintiff sought to represent a class of purchasers of our securities from August 14, 2012 to August 7, 2013, and alleged that during this period the market price of our common stock was artificially inflated by allegedly false or misleading statements principally concerning the timing of projected biofuel production levels at our Columbus, Mississippi facility. On October 21, 2013, two other purported purchasers of common stock, Sharon Kegerreis and Dave Carlton, filed motions to be appointed as lead plaintiffs in connection with this putative class action and to have their attorneys approved as lead counsel. Mr. Berry did not file a motion to be appointed as lead plaintiff. On November 25, 2013, Sharon Kegerreis and Dave Carlton were appointed Lead Plaintiffs and their selection of co-lead counsel was approved by the Court. Lead Plaintiffs then filed an amended class action complaint on January 27, 2014, alleging the Exchange Act and Rule 10b-5 violations of the original complaint and seeking to represent a class of purchasers of our securities from August 14, 2012 to January 8, 2014. Lead Plaintiffs seek compensatory damages in favor of all members of the class, as well as attorney’s fees and litigation costs. On March 25, 2014, the defendants moved to dismiss the amended complaint on grounds that it failed to satisfy the pleading requirements of the Private Securities Litigation Reform Act. Instead of responding to this motion to dismiss, Lead Plaintiffs moved for leave to file a second amended complaint on May 19, 2014, which the Court granted. On May 27, 2014, Lead Plaintiffs filed the Second Amended Class Action Complaint, which asserts the same claims against the same defendants, but seeks to represent a class of purchasers of the Company’s securities from November 8, 2012 to March 17, 2014. On July 3, 2014, defendants moved to dismiss the second amended complaint. Lead Plaintiffs are expected to file a response to this motion on August 11, 2014, to which the defendants will thereafter respond. The Court has scheduled oral argument on the defendants’ motion the second amended complaint for September 26, 2014.

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

The SEC has served us with two subpoenas (dated January 28, 2014 and July 17, 2014), pursuant to a formal order of investigation, seeking documents about, among other subject matters, the progress at our Columbus facility, our projected biofuel production levels, and the status of our technology. We are committed to cooperating with the SEC and have been responding to the subpoena requests. It is not possible at this time to predict the outcome of the SEC investigation, including whether or when any proceedings might be initiated, when these matters may be resolved or what, if any, penalties or other remedies may be imposed.

On March 10, 2014, the United States Department of Labor , which we refer to as DOL, served us with notice that a complaint had been filed with the DOL by a former employee. The Complainant alleges violations of the Corporate and Criminal Fraud Accountability Act of 2002 (Title VIII of the Sarbanes-Oxley Act) in connection with our termination of his employment on January 20, 2014, and seeks back pay, front pay, lost benefits, compensatory damages, litigation costs, and attorneys’ fees. On August 7, 2014, the DOL found that there was no reasonable cause to believe that we had violated the Corporate and Criminal Fraud Accountability Act of 2002 and dismissed the complaint. The Complainant has 30 days to file an objection. If no objection is filed, the DOL’s findings will become final and not subject to court review.

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

We have substantial doubts about our ability to continue as a going concern. This may make it more difficult for us to attract investors. We will need to raise significant additional capital in the near term in order to fund our ongoing obligations. Other than the Protective Advance Agreement we have no other near-term sources of financing.

To continue as a going concern, we must secure additional capital or otherwise pursue a strategic restructuring, refinancing or other transaction to provide us with additional liquidity. The urgency of our liquidity constraints may require us to pursue such a transaction at an inopportune time. If we are unsuccessful in raising additional capital we will not have adequate liquidity to fund our operations and meet our obligations (including our debt payment obligations). We could be forced to seek relief under the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy may be filed against us). A bankruptcy filing by or against us would subject our business and operations to various risks, including but not limited to, the following: adverse effects on our business prospects, including our ability to continue to obtain and maintain the contracts necessary to operate our business; an event of default under our outstanding debt; our inability to retain and motivate key executives and employees through the process of reorganization; and difficulty attracting new employees. There can be no assurance as to our ability to maintain or obtain sufficient financing sources for operations or to fund any reorganization plan and meet future obligations or that we will be able to successfully develop, prosecute, confirm and consummate one or more plans of reorganization that are acceptable to the bankruptcy court and our creditors, equity holders and other parties in interest. The value of our common stock could be reduced to zero as a result of a bankruptcy filing. If we are unable to continue as a going concern, we would experience additional losses from the write-down of assets.

We are a development stage company and have not generated any significant revenue, and our business will not succeed if we are unable to successfully commercialize our cellulosic gasoline and diesel.

We are a development stage company with a limited operating history, and we have not yet successfully commercialized our cellulosic gasoline and diesel nor have we generated any significant revenue. For 2014, we decided to focus on achieving additional research and development milestones and then optimization projects and upgrades at our Columbus facility instead of revenue generation. We are subject to the substantial risk of failure facing businesses seeking to develop new products. Certain factors that could, alone or in combination, prevent us from successfully commercializing our products include:

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

We need substantial additional capital in order to meet our ongoing operating and other costs, restart our Columbus facility, complete our optimization projects and upgrades and meet our debt service obligations.

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

Even if we are able to receive all of the Protective Advances available under the Protective Advance Agreement or secure any additional financing, any investment may require significant changes to our current business structure, including, but not limited to: a change in the focus of our business; suspension of some or all of our operations; delaying or scaling back our business plan, including our research and development programs; reductions in headcount, overhead and other operating costs; and the longer-term or permanent closing of our Columbus facility, each of which would have a material adverse effect on our business, prospects and financial condition. The lack of any additional committed sources of financing raises substantial doubt about our ability to continue as a going concern. In addition, we will need to obtain consents from the current holders of our outstanding debt in order to obtain additional financing. Such consent may be withheld at the discretion of these third parties. We require substantial additional capital to meet our ongoing overhead and other operating costs, particularly as we continue to seek to optimize our Columbus commercial production facility, meet our debt service obligations and pay other costs, including payments due at maturity of our borrowings. In addition, we will require substantial additional capital to design, engineer and construct additional commercial production facilities. The extent of our need for additional capital will depend on many factors, including the amounts necessary to restart and bring the Columbus facility to steady-state operations, whether our optimization efforts are successful, the funds necessary to cover the front-end capital expenditures for and the construction of our planned commercial scale production facility; and the funds necessary to meet any related equity contribution requirements or debt service obligations; whether we succeed in producing cellulosic gasoline and diesel at commercial scale and the timing thereof; our ability to control costs, the progress and scope of our research and development projects; the effect of any acquisitions of other businesses or technologies that we may make in the future; and the filing, prosecution and enforcement of patent claims.

As of July 31, 2014, we had aggregate indebtedness of $303.0 million. In December 2012, we began making semi-annual payments of $1.9 million under MDA loan on June 30 and December 31 each year, which we must continue to make until maturity. On June 30, 2014, we were unable to make our semi-annual payment of $1,875,000 required by the MDA loan documents and were in default of certain non-payment obligations under the MDA loan, which we refer to as the Existing/Anticipated Defaults. On July 3, 2014, we and the MDA entered into a Forbearance Agreement, pursuant to which the MDA agreed to forbear from exercising its rights and remedies with respect to our Existing/Anticipated Defaults while we explore Strategic Transactions. The forbearance period commences on July 3, 2014 and ends on the earliest to occur of (i) October 31, 2014 or (ii) the date of a Forbearance Default. A “Forbearance Default” means (x) the existence and continuance of any event of default (other than an Existing/Anticipated Default) under the MDA loan documents, (y) any failure by the Company to keep or perform any of the terms, obligations, covenants or agreements required by the Forbearance Agreement or (z) any representation or warranty of the Company in the Forbearance Agreement being false, misleading or materially incorrect. If the forbearance period terminates, the MDA may accelerate amounts due under the loan agreement, which is secured by certain equipment, land and buildings of KiOR Columbus.

In addition, we must make specified investments within Mississippi by December 31, 2015, including an aggregate $500.0 million investment in property, plant and equipment located in Mississippi and expenditures for wages and direct local purchases in Mississippi totaling $85.0 million. Based on our current estimates, we believe that we will be unable to meet the specified investment requirement in property, plant and equipment and certain other expenditures in wages and direct local purchases under our MDA loan and we expect we will be unable to meet the specified expenditures for wages and direct local purchases. Failure to meet these requirements would constitute a default under our MDA loan. Any defaults under our MDA Loan could, in turn, result in cross defaults under our other loan facilities.

In order to proceed with our next commercial scale production facility, we will also need to obtain additional financing. Future financings that involve the issuance of equity securities would cause our existing stockholders to suffer dilution. In addition, debt financing sources may be unavailable to us on acceptable terms or at all, may be expensive and any debt financing may subject us to restrictive covenants that limit our ability to conduct our business or otherwise be on unfavorable terms. Also, all or substantially all of our assets are pledged as security for borrowings under our existing debt facilities.

The pledge of all or substantially all of our assets for borrowings may make it difficult to raise additional debt financing. We may be unable to raise sufficient additional funds on acceptable terms, or at all. If we are unable to raise sufficient funds, our ability to comply with debt covenants or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or grant licenses on terms that are unfavorable to us. If adequate funds are unavailable, we will be unable to successfully execute our business plan or to continue our business. In addition, we have significant indebtedness that is secured by all of our assets. In the event of a default on our debt, our lenders could foreclose on our assets. If that were to occur, our operations would be severely jeopardized, if not entirely curtailed.

Pending securities and derivative litigations and SEC investigation could adversely affect our financial condition and results of operations.

Two lawsuits were filed against us and some of our current and former executive officers and directors in August and December 2013. The outcome of these lawsuits is uncertain, and we cannot give any assurance as to the outcomes or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of these actions. Costs associated with defending these lawsuits, or with the payment of any judgments in or settlements of these lawsuits, could adversely affect our financial condition and results of operations. In addition, in January and July 2014, the SEC served us with two subpoenas, each pursuant to a formal order of investigation. We have and will continue to incur significant legal, accounting and other costs in connection with responding to this investigation, and could be required to pay large civil penalties and fines resulting from any enforcement actions that could be instituted by the SEC. The SEC also could impose other sanctions against us or certain of our executive officers. These additional costs, together with the strain on management's time and attention and other of our operational resources in addressing any such investigation, could adversely affect our financial condition and results of operations.

We have a history of net losses, and we expect significant increases in our costs and expenses to result in continuing losses as we seek to commercialize our cellulosic gasoline and diesel.

We have incurred substantial net losses since our inception, including net losses of $55.0 million, $347.5 million, $96.4 million and $64.1 million for the six months ended June 30, 2014 and for the years ended December 31, 2013, 2012 and 2011, respectively. We have not yet successfully commercialized our cellulosic gasoline and diesel. We did not begin to produce or generate any revenue from sales of our cellulosic fuel at our Columbus facility until March 2013 and have only generated limited revenue to date. In addition, we are bringing our Columbus facility to an idle state as we focus on achieving additional research and development milestones. We do not expect to operate the Columbus facility until we achieve additional research and development milestones and receive additional financing to complete our optimization projects and upgrades and restart the facility. Unless and until we restart the Columbus facility we expect to have no production or revenue from the facility. We expect to continue to incur substantial net losses and do not expect to have positive cash flows at least until our next commercial production facility has been constructed and is operational, which is subject to, amongst other things, obtaining additional financing. As of June 30, 2014, we had an accumulated deficit of $629.3 million. We expect to incur additional costs and expenses related to the continued development of our business, including, research and development expenses, continued testing and development at our pilot and demonstration units and engineering and design work and construction of our next commercial scale production facilities. We cannot assure you that we will ever achieve or sustain profitability on a quarterly or annual basis.

We are vulnerable to disruptions to our renewable fuel production operations because all our production operations exist in a single first-of-kind facility.

Because all of our production operations currently exist in a single facility in Columbus, Mississippi, significant and prolonged disruptions at the facility would have a material adverse effect on our business, financial condition and results of operations. Our Columbus facility is our only existing production facility and it is being brought to an idle state while we focus on the achievement of additional research and development milestones and financing. We have had only limited sales of our cellulose fuel in 2013.

During 2013, we experienced a number of disruptions and delays, and we expect that we will experience such events for some period following the Columbus optimization projects and upgrades and restarting the facility. We do not know when we will restart the facility or if we will achieve stable operations at Columbus and this largely depends on our obtaining financing to fund our ongoing operations, to fund the completion of our optimization projects and upgrades, and to restart the facility. Even if we achieve steady-state operations at the facility, we will be required to perform periodic maintenance and turnarounds at the facility. All or a significant portion of the facility may be disrupted during maintenance or a turnaround. These disruptions will make any future revenue and cash flows unpredictable.

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

As of June 30, 2014, we had aggregate indebtedness of $294.6 million, of which approximately $289.2 million was principal amount of debt outstanding, approximately $3.2 million is unamortized final payment requirements, and approximately $2.2 million is prepayment penalties. This principal amount of debt outstanding consisted of:

●	$114.1 million principal amount of debt outstanding under our Loan and Security Agreement with Khosla and the Alberta Lenders (as defined below);

●	$95.7 million principal amount of debt outstanding under our October 2013 Note Purchase Agreement;

●	$69.4 million under our loan with the MDA;

●	$10.0 million under our 2014 Note Purchase Agreement;

Subsequent to June 30, 2014, as reported in our 8-K filed July 17, 2014, we entered into the Protective Advance Agreement, which allows for a protective advance in an aggregate principal amount of up to $15.0 million. As of July 31, 2014, we had $6.9 million of debt outstanding under the Protective Advance Agreement.

Our Protective Advance Agreement, our Loan and Security Agreement and the notes issued under our October 2013 Note Purchase Agreement and 2014 Note Purchase Agreement are secured by all of our assets, including our intellectual property assets. Our MDA loan is secured by certain equipment, land and buildings of our wholly-owned subsidiary KiOR Columbus and is guaranteed by us in full.

In addition, the terms of our debt facilities impose certain obligations and limitations on our future activities, which include requirements under our MDA loan to make a $500.0 million investment in property, plant and equipment located in Mississippi and expenditures for wages and direct local purchases in Mississippi totaling $85.0 million. Based on our current estimates, we believe that we will be unable to meet the specified investment requirements. Failure to meet these requirements would constitute a default under our MDA loan. On June 30, 2014, we were unable to make our semi-annual payment of $1,875,000 required by the MDA loan documents and were in default of certain non-payment obligations under the MDA loan. On July 3, 2014, we and the MDA entered into a Forbearance Agreement, pursuant to which the MDA agreed to forbear from exercising its rights and remedies with respect to our Existing/Anticipated Defaults while we explore Strategic Transactions. The forbearance period commences on July 3, 2014 and ends on the earliest to occur of (i) October 31, 2014 or (ii) the date of a Forbearance Default. If the forbearance period terminates, the MDA may accelerate amounts due under the MDA loan, which is secured by certain equipment, land and buildings of KiOR Columbus.

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

If we are unable to access the full amount under the Protective Advance Agreement or to raise additional capital by October 31, 2014, and after three business days' notice, we do not either (i) pay the sum of $1,875,000 originally required by the MDA Loan Documents as of June 30, 2014 or (ii) enter into a transaction with regard to the Company's collateral acceptable to the MDA, the MDA can declare all of its obligations due and payable, including principal and interest, as authorized by the MDA loan documents. In addition, a failure to comply with the covenants under our existing debt instruments could result in an event of default. There are cross-default provisions in certain of our existing debt instruments such that an event of default under one agreement or instrument could result in an event of default under another. If an event of default resulted in the acceleration of all of our payment obligations under our debt instruments as of July 31, 2014, we would be required to pay our lenders an aggregate of $303.0 million. In the event of an acceleration of amounts due under our debt instruments as a result of an event of default, we will not have sufficient funds and do not expect to be able to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interests in the collateral securing such indebtedness.

Loss of key personnel, including key management personnel and key technical personnel, or failure to attract and retain additional personnel could delay our product development programs and harm our research and development efforts and our ability to meet our business objectives and could result in a default under our Protective Advance Agreement.

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

In addition, our obligations under our Protective Advance Agreement may be accelerated upon the occurrence of an event of default, which includes the resignation of a member of our executive management team. A default under our Protective Advance Agreement could result in cross-defaults under our other debt instruments.

If the trading price of our Class A common stock fails to comply with the continued listing requirements of NASDAQ, we could face possible delisting. NASDAQ delisting could materially adversely affect the market.

Since December 2013, our Class A common stock has traded on NASDAQ at less than $2.00 per share. On April 30, 2014, we received two notifications of deficiency from NASDAQ indicating that (i) our Class A common stock fell below the minimum bid price of $1.00 per share for 30 consecutive days, which makes us not compliance with NASDAQ Listing Rule 5450(a)(1), and (ii) for the prior 30 consecutive business days the Company did not maintain a minimum market value of listed securities of $50 million, as required by NASDAQ Listing Rule 5450(b)(2)(A). We have been given until October 27, 2014 to regain compliance. On May 5, 2014, we received a notification of deficiency from NASDAQ indicating that for the prior 30 consecutive business days we did not maintain a minimum market value of publicly held shares of $15 million, as set forth in NASDAQ Listing Rule 5450(b)(2)(C). We have been given until November 3, 2014 to regain compliance. If we do not regain compliance by the applicable deadlines, we may be eligible for an additional grace period if we successfully apply to transfer the listing of our Class A common stock to The Nasdaq Capital Market. If the NASDAQ staff determines that we will not be able to cure the deficiency, or if we are otherwise not eligible for such additional compliance period, NASDAQ will provide notice that our Class A common stock will be subject to delisting.

We cannot assure you that the price of our Class A common stock, our minimum market value or our minimum market value of publicly held shares will comply with the requirements for continued listing of our shares on NASDAQ, or that any appeal of a decision to delist our Class A common stock will be successful. If our Class A common stock lose their listed status on NASDAQ and we are not successful in obtaining a listing on another exchange, our Class A common stock would likely trade only in the over-the-counter market.

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
Christopher A. Artzer
President and Interim Chief Financial Officer (Principal Financial Officer)

Date: August 11, 2014

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.1	Senior Secured Promissory Note, dated April 3, 2014	8-K	001-35213	99.1	April 3, 2014

10.2	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of April 3, 2014 issued by the Company to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.2	April 3, 2014

10.3	Senior Secured Promissory Note, dated May 22, 2014	8-K	001-35213	99.1	May 22, 2014

10.4	Warrant Agreement to Purchase Shares of Class A Common Stock dated as of May 22, 2014 issued by the Company to KFT Trust, Vinod Khosla, Trustee	8-K	001-35213	99.2	May 22, 2014

31.1	Rule 13a-14(a)/15d-14(a) Certification of Fred Cannon (Principal Executive Officer).					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Artzer (Principal Financial Officer).					X

32.1	Section 1350 Certification of Fred Cannon (Principal Executive Officer) and Christopher A. Artzer (Principal Financial Officer).					X

101.INS***	XBRL Instance Document.					X

101.SCH***	XBRL Taxonomy Extension Schema Document.					X

101.CAL***	XBRL Taxonomy Calculation Linkbase Document.					X

101.LAB***	XBRL Taxonomy Label Linkbase Document.					X

101.PRE***	XBRL Taxonomy Presentation Linkbase Document.					X

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.					X

***

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements.